Form 10-Q
period 2014-09-30
Sage Therapeutics, Inc.
filed 2014-11-13
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(617) 229-8380

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2014, there were 25,792,623 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our plans to develop and commercialize our product candidates, initially as treatments for status epilepticus, refractory status epilepticus, super-refractory status epilepticus and essential tremor;

•	our ability to complete our ongoing clinical trials and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and contract research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Sage Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$136,727	$8,066
Prepaid expenses and other current assets	1,063	341

Total current assets	137,790	8,407
Property and equipment, net	134	86
Restricted cash	39	39

Total assets	$137,963	$8,532

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,157	$1,988
Accrued expenses	2,853	327

Total current liabilities	5,010	2,315
Other liabilities:	34	44

Total liabilities	5,044	2,359

Redeemable convertible preferred stock (Series A, B and C), $0.0001 par value; 0 and 37,750,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 0 and 37,750,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference of $0 and $40,663 at September 30, 2014 and December 31, 2013, respectively	—	37,709

Stockholders’ equity (deficit):

Common stock, $0.0001 par value; 70,623,905 and 66,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 25,586,295 and 1,622,761 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	—
Additional paid-in capital	187,400	139
Accumulated deficit	(54,484)	(31,675)

Total stockholders’ equity (deficit)	132,919	(31,536)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$137,963	$8,532

The accompanying notes are an integral part of these financial statements.

Sage Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$6,601	$3,408	$15,155	$9,845
General and administrative	2,869	1,111	6,294	2,719

Total operating expenses	9,470	4,519	21,449	12,564

Loss from operations	(9,470)	(4,519)	(21,449)	(12,564)
Interest income (expense), net	3	—	4	—
Other income (expense), net	(1)	—	(5)	1

Net loss and comprehensive loss	(9,468)	(4,519)	(21,450)	(12,563)
Accretion of redeemable convertible preferred stock to redemption value	(391)	—	(2,294)	—

Net loss attributable to common stockholders	$(9,859)	$(4,519)	$(23,744)	$(12,563)

Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(2.98)	$(3.08)	$(8.56)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	19,581,624	1,514,838	7,711,038	1,467,387

The accompanying notes are an integral part of these financial statements.

Sage Therapeutics, Inc.

Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share)

(Unaudited)

	Series A, B and C Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2013	37,750,000	$37,709	1,622,761	$—	$139	$(31,675)	$(31,536)

Issuance of Series B Preferred Stock, net of issuance costs of $30	9,999,999	14,970	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $110	8,973,905	37,890	—	—	—	—	—
Issuance of common stock from exercise of stock options	—		85,157	—	39	—	39
Vesting of restricted stock	—	—	104,930	—	10	—	10
Issuance of common stock in payment of consultant fees	—	—	15,872	—	127	—	127
Stock-based compensation expense	—	—	—	—	1,186	—	1,186
Accretion of redeemable convertible preferred stock to redemption value	—	2,294	—	—	(935)	(1,359)	(2,294)
Conversion of Preferred Stock	(56,723,904)	(92,863)	18,007,575	2	92,861	—	92,863
Initial public offering of common stock, net of offering costs	—	—	5,750,000	1	93,973	—	93,974
Net loss	—	—	—	—	—	(21,450)	(21,450)

Balances at September 30, 2014	—	$—	25,586,295	$3	$187,400	$(54,484)	$132,919

The accompanying notes are an integral part of these financial statements.

Sage Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(21,450)	$(12,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,186	32
Licensing or consulting fees paid in common stock	127	—
Depreciation and amortization	35	34
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(722)	(311)
Accounts payable	(6)	(40)
Accrued expenses and other	2,455	371

Net cash used in operating activities	(18,375)	(12,477)

Cash flows from investing activities
Purchase of property and equipment	(83)	(3)
Restricted cash	—	—

Net cash used in investing activities	(83)	(3)

Cash flows from financing activities
Proceeds from convertible notes payable	—	—
Proceeds from the issuance of Series A preferred stock, net of issuance costs	—	22,485
Proceeds from the issuance of Series B preferred stock, net of issuance costs	14,970	—
Proceeds from the issuance of Series C preferred stock, net of issuance costs	37,890	—
Proceeds from the issuance of common stock and restricted stock, net	39	37
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	96,255	—
Payment of offering costs	(2,035)	—

Net cash provided by financing activities	147,119	22,522

Net increase in cash and cash equivalents	128,661	10,042

Cash and cash equivalents at beginning of period	8,066	2,802

Cash and cash equivalents at end of period	$136,727	$12,844

Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$2,294	$4
Initial public offering costs included in accounts payable or accrued expenses	246	—

Conversion of preferred stock to common stock	$92,863	$—

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotech industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

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

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

On July 23, 2014, the Company completed the sale of 5,750,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $18.00 per share, resulting in net proceeds to the Company of $94.0 million after deducting underwriting discounts and commissions and offering costs paid by the Company. The shares began trading on Nasdaq Global Market on July 19, 2014.

In connection with preparing for the IPO, the Company’s board of directors and stockholders approved a 1-for-3.15 reverse stock split of the Company’s common stock effective July 2, 2014. All share and per share amounts in the unaudited financial statements contained herein and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock as of July 23, 2014, resulting in the issuance by the Company of an additional 18,007,575 shares of common stock. The significant increase in common stock outstanding in July 2014 will impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

In May 2014, the Financial Accounting Standards Board, (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In June 2014, the FASB issued guidance that removes all incremental reporting requirements for development stage entities, including the removal of the topic development stage entities. These changes eliminate the requirement to report inception-to-date information in the statements of income, cash flows, and shareholder equity. These changes become effective for the Company on January 1, 2015 and early adoption is permitted. The Company elected to early adopt this guidance beginning in the period ended June 30, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact the Company’s financial condition, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update, (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its financial statements.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities. At September 30, 2014 (unaudited) and December 31, 2013, the Company’s Level 1 assets consisted of a money market fund totaling $136,727 and $8,066 respectively.

Level 2	-	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At September 30, 2014 (unaudited) and December 31, 2013, the Company had no Level 2 assets or liabilities.

Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2014 (unaudited) and December 31, 2013, the Company had no Level 3 assets or liabilities.

The Company’s financial instruments generally consist of cash equivalents, accounts payable and accrued expenses. The carrying amounts for the applicable financial instruments reported in the balance sheets approximate their fair values at September 30, 2014 (unaudited).

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing in July 2014, $2,281 of these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the initial public offering.

3.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013

Employee related expenses	$837	$49
Development & clinical costs	1,392	57
Professional services	471	190
Other accrued expenses	153	31

Total accrued expenses	$2,853	$327

4.	Stock-Based Compensation

2014 Stock Option Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will grant no further stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of September 30, 2014, the total number of shares reserved under all equity plans is 3,505,868, and the Company had 1,692,835 shares available for future issuance under such plans.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of September 30, 2014, no shares have been issued under this plan.

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the grantee’s continued service with the Company during a specified period following grant. Awards generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary for new employee awards. During 2013, the Company also granted a pool of option awards which vest ratably over one year. All awards are exercisable from the date of grant for a period of ten years. Stock-based compensation expense recognized during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock compensation expense:
Research and development	$294	$12	$553	$24
General and administrative	396	8	633	8

	$690	$20	$1,186	$32

For stock option awards, the fair value of the options is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the three and nine months ended September 30, 2014 was $29.80 and $9.08, respectively. The weighted average Black-Scholes value per share relating to outstanding stock options granted under the Company’s stock option plans during the three and nine months ended September 30, 2014 was $19.44 and $11.09.

The fair value of each option granted to employees and directors during the three and nine months ended September 30, 2014 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

Black-Scholes Assumptions:
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Expected dividend yield	0.00%	0.00%
Expected volatility	100.43%	101.07%
Risk free interest rate	1.99%	1.90%
Expected life of option	5.96 years	6.01 years

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: As the Company had been operating as a private company until the completion of its IPO in July 2014; there is not sufficient historical volatility for the expected term of the options. Therefore, the Company used an average historical share price volatility based on an analysis of reported data for a peer group of comparable companies.

Expected term (in years): Expected term represents the period that the Company’s share option grants are expected to be outstanding. As the Company had been operating as a private company until the completion of its IPO in July 2014, there is not sufficient historical share data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to value share option grants issued to employees. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the three and nine months ended September 30, 2014, a forfeiture rate of 10% was applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	1,203,481	$0.51	9.60	$1,038

Granted	756,612	9.08
Exercised	(85,157)	0.46
Forfeited	(61,903)	1.36

Outstanding as of September 30, 2014	1,813,033	$4.05	9.44	$49,763

Vested or expected to vest as of September 30, 2014	1,599,000

Exercisable as of September 30, 2014	297,426

As of September 30, 2014, the Company had unrecognized stock-based compensation expense related to its unvested stock option awards of $6,292,665, which is expected to be recognized over the remaining weighted average vesting period of 3.12 years. The total fair value of shares vested for the nine months ended September 30, 2014 was $619,839. During the nine months ended September 30, 2014, stock option exercises resulted in proceeds of $39,379. The intrinsic value of stock options exercised during the nine months ended September 30, 2014 was $2,373,628.

Restricted Stock Awards

Historically, the Company has granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three and nine months ended September 30, 2014, the Company recorded $72,277 and $127,459, respectively, of stock-based compensation expense related to its restricted stock.

The table below summarizes activity relating to restricted stock:

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted common stock as of December 31, 2013	315,718	$—

Issued	—	—
Vested	(104,930)	—
Forfeited	—	—
Repurchased	(6,778)	—

Unvested restricted common stock as of September 30, 2014	204,010	—

As of September 30, 2014, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $354,311, which is expected to be recognized over the remaining weighted average vesting period of 1.39 years.

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the employee’s termination at the Company’s sole discretion. In the nine months ended September 30, 2014, the Company repurchased 6,778 shares of restricted common stock issued to employees with a value of less than $1 in conjunction with the employees’ termination from the Company.

5.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Net loss attributable to common stockholders	$(9,859)	$(4,519)	$(23,744)	$(12,563)

Denominator:
Weighted average common shares outstanding—basic	19,581,624	1,514,838	7,711,038	1,467,387

Dilutive effect of common share equivalents resulting from common share options and preferred common shares (as converted)	—	—	—	—

Weighted average common shares outstanding—diluted	19,581,624	1,514,838	7,711,038	1,467,387

Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(2.98)	$(3.08)	$(8.56)

The following common stock equivalents, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Options to purchase common stock	1,580,223	—	1,580,223	—
Restricted stock	202,986	242,616	202,986	242,616
Redeemable convertible preferred stock (presented on a weighted average basis)	—	8,695,649	—	6,692,246

	1,783,209	8,938,265	1,783,209	6,934,862

6.	Income Taxes

The Company did not record a federal or state income tax benefit for the Company’s losses for the nine months ended September 30, 2014 and 2013 due to the Company’s conclusion that the valuation allowance is required.

7.	Related Party Transactions

Since inception, the Company has received consulting and management services from Third Rock Ventures LLC, which through its affiliates owns greater than five percent of the Company’s common stock at September 30, 2014. The Company paid Third Rock Ventures LLC $255 and $564 for these services during the nine months ended September 30, 2014 and 2013, respectively. No amounts were owed to Third Rock Ventures LLC at September 30, 2014. At December 31, 2013, the Company owed Third Rock Ventures LLC $125. This amount is included in Accounts payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial information and the notes thereto included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 18, 2014 (the “Prospectus”).

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in the Quarterly Report, including those risks identified under Part II, Item 1A. Risk Factors.

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

SE is diagnosed when a patient has a seizure lasting longer than five minutes, and is associated with substantial morbidity and mortality. We estimate that in the United States each year there are up to 150,000 cases of SE, of which 30,000 SE patients die. We estimate that there are 35,000 patients with SE in the United States that are hospitalized in the intensive care unit, or ICU, each year. An SE patient is first treated with benzodiazepines, or BDZs, and if no response then treated with other, second-line, anti-seizure drugs. If the seizure persists after second-line therapy the patient is diagnosed as having refractory SE, or RSE, admitted to the ICU and placed into a medically induced coma. Currently, there are no therapies that have been specifically approved for RSE; however, physicians typically use anesthetic agents to induce the coma and stop the seizure immediately. After a period of 24 hours, an attempt is made to wean the patient from the anesthetic agents to evaluate whether or not the seizure condition has resolved. Unfortunately, not all patients respond to weaning attempts, in which case the patient must be maintained in the medically induced coma. At this point, the patient is diagnosed as having SRSE.

We have compiled evidence that we believe supports the safety and activity of SAGE-547 for treatment of SRSE. To date, seven patients have been treated with SAGE-547 by independent centers under emergency-use Investigational New Drug Applications, or INDs. Five of these patients treated with SAGE-547 achieved resolution of SRSE either during the course of or soon after SAGE-547 treatment.

On October 30, 2013, we filed an IND for SAGE-547 for the treatment of SRSE with the U.S. Food and Drug Administration, or FDA, and we received notification allowing us to proceed with our Phase 1/2 clinical trial of SAGE-547 on November 27, 2013.

We commenced our Phase 1/2 clinical trial to study safety, tolerability and efficacy of SAGE-547 in adult patients with SRSE in January 2014. This clinical trial is an open-label study in at least ten patients diagnosed with SRSE. Top-line data reported from 12 patients enrolled in this study demonstrated that all 12 patients met the primary endpoint, safety and tolerability. Of the 11 patients evaluable for efficacy eight patients met the key efficacy endpoint of being successfully weaned off SAGE-547 without recurrence of SRSE. SAGE-547 was generally well tolerated and no drug-related serious adverse events, as determined by the Safety Review Committee, were reported in treated patients.

The Phase 1/2 open-label trial of SAGE-547 as an adjunctive therapy was designed to provide clear data around safety, exposure and the ability of SAGE-547 to effectively halt SRSE. The trial enrolled adult patients with SRSE who have not responded to conventional therapy with continuous intravenous antiepileptic agents and who remain in a state of persistent seizure following one or more weaning attempts from general anesthesia. In the trial, patients are administered SAGE-547 intravenously for five days while weaning from anesthesia is attempted, and they are monitored for four weeks following treatment.

The U.S. Food and Drug Administration, or FDA, recently approved a protocol amendment submitted by us that will enable us to treat pediatric patients as young as two years old and to increase the dose of SAGE-547 being administered to patients. We are continuing to enroll patients as an expansion cohort in this study, and this enrollment will proceed in parallel with our regulatory initiatives.

In July 2014, we announced that the FDA granted fast track designation for the SAGE-547 development program. Fast track designation is intended to facilitate the review of drug candidates that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

We recently began patient enrollment in an exploratory, single-center Phase 2a clinical trial of SAGE-547 in patients with essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause. This trial is designed to evaluate the safety, tolerability, pharmacokinetics and activity of SAGE-547 in patients with essential tremor. We plan to use data from this exploratory study to help guide the design of a second-generation molecule for the chronic treatment of this disease.

SAGE-217 and SAGE-689 are two additional product candidates in our SE program, which are currently in IND-enabling toxicology and safety pharmacology testing. SAGE-217 is designed to be administered orally, in addition to intramuscular and intravenous dosing. This may make the compound suitable as a maintenance or chronic treatment for SE, as well as for other orphan genetic seizure disorders. We anticipate that SAGE-217 may have the potential for use in a broader range of seizure conditions beyond maintenance therapy, including orphan genetic seizure disorders, such as Rett syndrome and Dravet syndrome. In addition, we believe related molecules from our portfolio may be useful in the treatment of a variety of neurological and psychiatric disorders, including, for example, fragile X syndrome, anxiety and tremor. We are currently conducting IND-enabling studies of SAGE-217 with a plan to file an IND by late 2015 and to begin a Phase 1 clinical trial thereafter. SAGE-689 is being developed as an adjunctive second-line therapy for the treatment of SE. We are currently conducting IND-enabling studies of SAGE-689, with a plan to file an IND in late 2015 and to begin a Phase 1 clinical trial thereafter.

Since our inception in April 2010, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying and developing our product candidates, preparing to conduct clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. Prior to our IPO, we have funded our operations to date through sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2014, we had received net proceeds of $90.7 million from such transactions. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us.

We have not generated any revenue. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $54.5 million as of September 30, 2014. Our net losses were $9.6 million and $18.3 million for the years ended December 31, 2012 and 2013, respectively, and $21.5 million for the nine months ended September 30, 2014. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, our lead product candidate in our SE program, including completing the Phase 1/2 clinical trial currently underway and proof of concept study in essential tremor, and commencing other clinical trials thereafter;

•	advance development of SAGE-217, the first follow-on product candidate in our SE program, including completing IND-enabling toxicology and safety pharmacology testing and filing an IND by late 2015 and conducting a Phase 1 clinical trial thereafter;

•	advance development of SAGE-689, the second follow-on product candidate in our SE program, including completing the IND-enabling toxicology and safety pharmacology testing and filing an IND by late 2015 and conducting a Phase 1 clinical trial thereafter;

•	continue our research and development efforts for other drug candidates in the treatment of CNS disorders;

•	continue to engage contract manufacturing organizations, or CMOs, to manufacture our clinical study materials and to develop large-scale manufacturing capabilities;

•	seek regulatory approvals for our product candidates;

•	add personnel, including personnel to support our product development and future commercialization;

•	add operational, financial and management information systems;

•	maintain, leverage and expand our intellectual property portfolio; and

•	operate as a public company.

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

We expect that our existing cash and cash equivalents as of September 30, 2014, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

We have been developing SAGE-547, SAGE-217 and SAGE-689 and are focusing on other research and development programs related to exploratory efforts, target validation, and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and CMOs in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; fees paid to outside consultants who perform work on our programs; and costs related to manufacturing or purchasing clinical trial materials. We do not allocate personnel related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.

The following table summarizes our research and development expenses by program:

	Nine Months
	Ended September 30,
	2014	2013	Change

SAGE-547	$5,148	$2,438	$2,710
SAGE-689	2,607	2,012	595
SAGE-217	1,950	385	1,565
Other research and development programs	1,328	2,748	(1,420)
Unallocated expenses	4,122	2,262	1,860

Total research and development expenses	$15,155	$9,845	$5,310

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits, stock-based compensation and related travel expenses of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include facilities, IT and other expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

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

Other Income (Expense)

Interest income (expense), net. Interest income (expense), net consists of interest earned on our cash and cash equivalents and interest expense on prior debt. Our interest income has not been significant due to low interest earned on invested balances. We anticipate that our interest income will increase in the future due to increased balances from the net proceeds of our IPO. During the nine months ended September 30, 2014 and 2013, interest income (expense) was not material.

Other income (expense), net. Other income (expense), net consists of the realized and unrealized net gains and losses from foreign currency-denominated vendor payables. During the nine months ended September 30, 2014 and 2013, other income (expense) was not material.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months
	Ended September 30,
	2014	2013	Change

Operating expenses:
Research and development	$6,601	$3,408	$3,193
General and administration	2,869	1,111	1,758

Total operating expenses	9,470	4,519	4,951
Loss from operations	(9,470)	(4,519)	(4,951)
Interest income (expense), net	3	—	3
Other income (expense), net	(1)	—	(1)

Net loss	$(9,468)	$(4,519)	$(4,949)

Research and development expenses

	Three Months
	Ended September 30,
	2014	2013	Change
SAGE-547	$2,533	$1,182	$1,351
SAGE-689	841	314	527
SAGE-217	558	385	173
Other research and development programs	1,068	633	435

Direct research and development expenses	5,000	2,514	2,486
Personnel related expenses	1,557	757	800
Other expenses	44	137	(93)

Total research and development expenses	$6,601	$3,408	$3,193

Research and development expenses for the three months ended September 30, 2014 were $6.6 million compared to $3.4 million for the three months ended September 30, 2013. The increase of $3.2 million period over period was primarily due to the following:

•	an increase of $1.4 million in expenses of our SAGE-547 program, consisting of expenses related to the external clinical and drug supply costs associated with our ongoing Phase 1/2 clinical trial of SAGE-547;

•	an increase of $0.5 million in expenses of our SAGE-689 program, consisting of IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $0.2 million in expenses of our SAGE-217 program with advancement of lead optimization program into IND-enabling non-clinical development;

•	a net increase of $0.4 million in expenses of our other research and development programs reflecting portfolio priorities and timing of investment in certain research programs; and

•	an increase of $0.8 million in unallocated personnel-related R&D spending reflecting the effects of hiring additional, full-time employees during 2013 and the first three quarters of 2014 to support advancement of development programs offset against a decrease of $0.1 relating to other expenses.

General and administrative expenses

	Three Months
	Ended September 30,
	2014	2013	Change
Personnel related	$1,178	$530	$648
Professional fees	1,221	328	893
Facilities	90	101	(11)
Other	380	152	228

Total general and administrative expenses	$2,869	$1,111	$1,758

General and administrative expenses for the three months ended September 30, 2014 were $2.9 million, compared to $1.1 million for the three months ended September 30, 2013. The increase of $1.8 million in general and administrative expenses was primarily due to increased personnel related costs of $0.6 million, which were principally due to employee salary and bonus expenses, and $0.9 million increase in professional fees associated with being a public company, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs.

Other income (expense), net

Interest income (expense), net and other income (expense), net was in insignificant for the three months ended September 30, 2014 and 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months
	Ended September 30,
	2014	2013	Change

Operating expenses:
Research and development	$15,155	$9,845	$5,310
General and administration	6,294	2,719	3,575

Total operating expenses	21,449	12,564	8,885
Loss from operations	(21,449)	(12,564)	(8,885)
Interest income (expense), net	4	—	4
Other income (expense), net	(5)	1	(6)

Net loss	$(21,450)	$(12,563)	$(8,887)

Research and development expenses

	Nine Months
	Ended September 30,
	2014	2013	Change
SAGE-547	$5,148	$2,438	$2,710
SAGE-689	2,607	2,012	595
SAGE-217	1,950	385	1,565
Other research and development programs	1,328	2,748	(1,420)

Direct research and development expenses	$11,033	$7,583	$3,450
Personnel related expenses	3,850	1,901	1,949
Other expenses	272	361	(89)

Total research and development expenses	$15,155	$9,845	$5,310

Research and development expenses for the nine months ended September 30, 2014 were $15.2 million, compared to $9.8 million for the nine months ended September 30, 2013. The increase of $5.3 million period over period was primarily due to the following:

•	an increase of $2.7 million in expenses of our SAGE-547 program. We initiated the Phase 1/2 clinical trial of SAGE-547 in SRSE in early 2014;

•	an increase of $1.6 million in expenses of our SAGE-217 program with advancement of the lead optimization program into IND-enabling non-clinical development (e.g. toxicology studies, process development, and drug substance manufacturing);

•	a net decrease of $1.4 million in expenses of our other research and development programs reflecting focus on advancing SAGE-217 and SAGE-689 into IND-enabling non-clinical development, portfolio priorities, and timing of investment in certain research programs; and

•	an increase of $1.9 million in employee related spending to support the growth in our research and development activities, reflecting the effects of hiring additional, full-time employees during 2014.

General and administrative expenses

	Nine Months
	Ended September 30,
	2014	2013	Change
Personnel related	$2,633	$1,143	$1,490
Professional fees	2,651	922	1,729
Facilities	275	259	16
Other	735	395	340

Total general and administrative expenses	$6,294	$2,719	$3,575

General and administrative expenses for the nine months ended September 30, 2013 were $6.3 million, compared to $2.7 million for the nine months ended September 30, 2014. The increase of $3.6 million in general and administrative expenses was primarily due to the increase in professional fees associated with being a public company, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. The increase period over period in general and administrative expenses was also due to a $1.5 million increase in personnel related costs due to the effects of hiring additional, full-time employees during late 2013 and the first three quarters of 2014 to support corporate operations, finance, human resources, and early commercial planning activities as well as an increase in stock compensation expense.

Other income (expense), net

Interest income (expense), net and other income (expense), net was insignificant for the nine months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2014, we had an accumulated deficit of $54.5 million. From our inception through September 30, 2014, we have received net proceeds $90.7 million from sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses payable by us.

As of September 30, 2014, we had cash and cash equivalents totaling $136.7 million. We invest our cash equivalents in money market accounts in order to preserve principal.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2014	2013

Cash used in operating activities	$(18,375)	$(12,477)
Cash used in investing activities	(83)	(3)
Cash provided by financing activities	147,119	22,522

Net increase in cash and cash equivalents	$128,661	$10,042

Net cash used in operating activities

Operating activities used $18.4 million of cash in the nine months ended September 30, 2014. The cash flow used in operating activities resulted primarily from our net loss of $21.5 million for the period and cash used for changes in our operating assets and liabilities of $1.7 million and by non-cash charges of $1.4 million. Our net loss was primarily attributable to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the nine months ended September 30, 2014 primarily consisted of stock-based compensation expenses of $1.2 million and non-cash licensing fees paid in shares of our common stock of $0.1 million. Net cash used in changes in our operating assets and liabilities consisted primarily of an increase in accrued expenses and other liabilities of $2.5 million offset by an increase in prepaid expenses and other current assets of $0.7 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

During the nine months ended September 30, 2013, operating activities used $12.5 million of cash, primarily resulting from our net loss of $12.6 million, partially offset by cash provided by changes in our operating assets and liabilities and non-cash charges totaling $0.1 million. Our net loss was primarily attributed to research and development activities related to our lead programs in development and our general and administrative expenses. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2013 consisted primarily of an increase in accrued expenses of $0.4 million partially offset by an increase in prepaid expenses and other current assets of $0.3 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

Net cash used in investing activities

During the nine months ended September 30, 2014, we used $0.1 million of cash for purchases of property and equipment.

During the nine months ended September 30, 2013, we had no significant purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2014 and 2013, net cash provided by financing activities was $147.1 million and $22.5 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2014 consisted of $94.0 million in net proceeds from our IPO on July 23, 2014 and $52.9 million from the issuance of Series B and Series C redeemable convertible preferred stock and from the exercise of stock options. Net cash provided by financing activities in the nine months ended September 30, 2013 consisted of $22.5 million from the issuance of Series A redeemable convertible preferred stock and from the exercise of stock options.

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

Based on our current operating plan, we expect that our existing cash and cash equivalents as of September 30, 2014, including the net proceeds from our IPO which closed on July 23, 2014, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. In that time, we expect that our expenses will increase substantially as we fund Phase 1/2 clinical development of SAGE-547, fund IND-enabling activities and Phase 1 clinical development for SAGE-217, fund IND-enabling activities and Phase 1 clinical development of SAGE-689, fund new and ongoing research and development activities and working capital, and fund other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the costs, timing, and outcome of regulatory reviews and approvals;

•	the ability of our product candidates to progress through clinical development successfully;

•	the initiation, progress, timings, costs, and results of non-clinical studies and clinical trials for our other programs and potential product candidates;

•	the number and characteristics of the product candidate we pursue;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of September 30, 2014 consisted of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from transactions with our contract research organizations and other providers related to our non-clinical studies and clinical trials that are denominated in currencies other than the U.S. dollar, primarily the Euro and the Swiss Franc. Any transaction gains or losses that result from currency fluctuations are recorded in other income (expense), net in our statement of operations. ($5) and ($1) of Foreign currency transaction gains or (losses) were recorded for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of the product candidates within our status epilepticus, or SE, program, of which SAGE-547 is in Phase 1/2 clinical development and SAGE-217 and SAGE-689 are in non-clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale and may never be able to develop marketable drug products. Our business depends heavily on the successful non-clinical and clinical development, regulatory approval and commercialization of the product candidates in our lead program in SE, of which only one product candidate, SAGE-547, is in Phase 1/2 clinical development for the treatment of super-refractory SE, or SRSE, and our other product candidates, SAGE-217 and SAGE-689, are in non-clinical development. SAGE-547 will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidates, including SAGE-217 and SAGE-689, are still in non-clinical development stages. The non-clinical studies and clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and non-clinical studies and clinical trials, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have initiated a Phase 1/2 clinical trial to study safety, tolerability and efficacy of SAGE-547 in patients with SRSE. If our Phase 1/2 clinical trial of SAGE-547 is successful, we expect that the FDA will require us to complete at least one pivotal trial in order to submit an NDA for SAGE-547 as a treatment for SRSE patients. However, the FDA may require that we conduct additional pivotal trials before we can submit an NDA for SAGE-547. We have had only limited feedback from the FDA on the design of our ongoing Phase 1/2 clinical trial of SAGE-547 and on what would be required in a pivotal clinical trial of SAGE-547. Before beginning our pivotal trial for SAGE-547, the FDA will need to accept the results of our long-term toxicity studies in two animal species, the first segment of which we submitted to the FDA in the second quarter of 2014, as well as accept data from additional segments of our long-term toxicology study. The FDA may require that we conduct additional toxicity studies and may also require us to conduct additional non-clinical studies before submitting an NDA for SAGE-547.

Both SAGE-217 and SAGE-689 are in non-clinical development and have yet to begin the clinical development process. We plan to file an Investigational New Drug Application, or IND, for each of SAGE-217 and SAGE-689 in the late 2015 and to begin a Phase 1 clinical trials of each thereafter.

Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective in treating SE, refractory SE, or RSE, SRSE, or essential tremor, as applicable, to the satisfaction of the FDA;

•	the results of our non-clinical studies and clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our non-clinical studies and clinical trials;

•	the FDA may require that we conduct additional non-clinical studies and clinical trials;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA may find the data from non-clinical studies and clinical trials insufficient to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

We have obtained Fast Track designation for SAGE-547, and we may do so for other product candidates as well. Additionally, in October 2014, the FDA approved protocol amendments submitted by us that will enable us to treat pediatric patients as young as two years old and it increase the dose of SAGE-547 being administered to patients. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe our product candidates are eligible for this designation, we cannot be sure that the review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

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

In addition to use in emergency cases as described above, SAGE-547 is currently being tested in an investigator sponsored clinical trial for the treatment of traumatic brain injury, or TBI, by one of our collaborators and may be subjected to testing for other indications in additional investigator sponsored trials. SAGE-547 is also currently being tested in a proof of concept study in patients with essential tremor. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 are observed in emergency-use cases or in other clinical trials, it may adversely affect or delay our clinical development of SAGE-547, or we may need to abandon its development for SRSE entirely, and the occurrence of these events would have a material adverse effect on our business.

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

Positive results from our non-clinical studies of our product candidates, and any positive results we may obtain from our early clinical trials of our product candidates, may not necessarily be predictive of the results from required later non-clinical studies and clinical trials. Similarly, even if we are able to complete our planned non-clinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from our non-clinical studies and clinical trials of our product candidates may not be replicated in subsequent non-clinical studies or clinical trial results. For example, although eight of the first 11 patients treated with SAGE-547 and evaluable for efficacy in our Phase 1/2 clinical trial met the key efficacy endpoint and none of the 12 patients enrolled in the study have yet experienced any severe adverse events related to SAGE-547, future patients enrolled and treated with SAGE-547 in this trial may not have the same outcome. Also, our later-stage clinical trials could differ in significant ways from our ongoing Phase 1/2 clinical trial of SAGE-547, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. We have not completed any clinical trials for our product candidates yet, and if we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We have commenced a Phase 1/2 clinical trial of SAGE-547 as a treatment for SRSE and a proof of concept study for patients with essential tremor and will need to complete at least one additional trial prior to the submission of an NDA for SAGE-547. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 and our other product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Even though we have obtained orphan drug designation for SAGE-547 for treatment of SE from the FDA, there are limitations to exclusivity afforded by such designation. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active moiety as an already approved drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care.

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

We currently have no issued patents covering any of our lead product candidates, SAGE-547, SAGE-217, or SAGE-689. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547, only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SE. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventories.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For the patent families related to SAGE-547, SAGE-217 and SAGE-689, as well as for most of the patent families that we own or license, the relevant statutory deadlines have not yet expired. Thus, for each of the patent families that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States.

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

As of the date of this filing, we had 27 full-time employees and no part-time employees, and in connection with being a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards of $24.0 million and $23.7 million, respectively, which begin to expire in 2031. As of December 31, 2013, we also had federal and state research and development tax credit carryforwards of $0.3 million and $0.2 million, respectively, which begin to expire in 2031 and 2027, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of our IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. From our inception through September 30, 2014, we had received net proceeds of $90.7 million from such transactions. As of September 30, 2014, our cash and cash equivalents were $136.7 million. We have incurred significant net losses in each year since our inception, including net losses of $21.5 million for the nine months ended September 30, 2014 and $18.3 million and $9.6 million for the years ended December 31, 2013 and 2012, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, SAGE-547, SAGE-217 or SAGE-689. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

As of September 30, 2014, our cash and cash equivalents were $136.7million, and we received net proceeds of $94.0 million from our IPO, which closed on July 23, 2014. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

A fund affiliated with Third Rock Ventures, or TRV, is our largest stockholder. As of September 30, 2014, TRV beneficially owned approximately 45.3% of our common stock. Accordingly, TRV exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. Furthermore, the interests of TRV may not always coincide with your interests or the interests of other stockholders and TRV may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2014, existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with ARCH Venture Fund VII, L.P., or ARCH, TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 66.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock being acquired in the recently completed IPO, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in the recently completed IPO and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. Based upon the number of shares of common stock, on an as-converted basis, outstanding as of September 30, 2014, upon the completion of our IPO, we had outstanding a total of 25,790,305 shares of common stock. Of these shares, as of the date of this filing, approximately 5,750,000 shares of our common stock, are freely tradable, without restriction, in the public market. The representatives of the underwriters in our IPO, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The lock-up agreements pertaining to our IPO will expire 180 days from July 17, 2014. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of September 30, 2014, up to an additional 20,040,305 shares of common stock will be eligible for sale in the public market, 76.1% of which shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

3,787,868 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (a) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2014, we issued and sold an aggregate of 85,157 shares of common stock to certain employees and consultants for cash consideration in the aggregate amount of $39 upon the exercise of stock options. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

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

We raised approximately $94.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 18, 2014 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy,

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

November 13, 2014	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas
Chief Executive Officer (Principal Executive Officer)

November 13, 2014	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.