Form 10-K/A
period 2014-12-31
Sage Therapeutics, Inc.
filed 2015-03-17
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36544

Sage Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4486580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 First Street Cambridge, Massachusetts	02142	(617) 299-8380
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

TABLE OF CONTENTS

		Page
EXPLANATORY NOTE

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	1
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	2

	Signatures	3

i

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Sage Therapeutics, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission on March 6, 2015 (the “Form 10-K”), and is being filed to amend Item 8 of the Form 10-K solely for the purpose of including the section entitled “Selected Quarterly Financial Data” in accordance with Item 302 of Regulation S-K that was inadvertently omitted from the Form 10-K. In addition, this Amendment No.1 on Form 10-K/A also includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, including Rule 12b-15. Except as set forth in Item 8 below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. Accordingly, this Amendment should be read in conjunction with the Form 10-K. The information on the facing page is as of the date of the filing of the Form 10-K.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Total operating expense	$5,790	$6,188	$9,470	$12,362	$33,810
Loss from operations	(5,790)	(6,188)	(9,470)	(12,362)	(33,810)
Net loss and comprehensive loss	(5,790)	(6,192)	(9,468)	(12,361)	(33,811)
Net loss attributable to common stockholders	(6,116)	(7,769)	(9,859)	(12,361)	(36,105)
Net loss per share attributable to common stockholders—basic and diluted	$(3.70)	$(4.57)	$(0.50)	$(0.48)	$(1.67)

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Total operating expense	$3,389	$4,655	$4,519	$5,716	$18,279
Loss from operations	(3,389)	(4,655)	(4,519)	(5,716)	(18,279)
Net loss and comprehensive loss	(3,389)	(4,655)	(4,519)	(5,718)	(18,281)
Net loss attributable to common stockholders	(3,389)	(4,655)	(4,519)	(5,725)	(18,288)
Net loss per share attributable to common stockholders—basic and diluted	$(2.39)	$(3.18)	$(2.98)	$(3.65)	$(12.26)

1

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	We have filed the following documents as part of this Form 10-K/A:

(3)	Exhibits.

The following exhibits are included as part of this Form 10-K/A.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principle Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGE THERAPEUTICS, INC.

Date: March 16, 2015	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 16, 2015	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

3