Form 10-Q
period 2015-03-31
Sage Therapeutics, Inc.
filed 2015-05-15
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(617) 299-8380

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

As of May 1, 2015, there were 28,366,696 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Sage Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$113,162	$127,766
Prepaid expenses and other current assets	1,367	1,056

Total current assets	114,529	128,822
Property and equipment, net	269	163
Restricted cash	39	39
Deferred tax assets	641	641

Total assets	$115,478	$129,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,782	$2,429
Accrued expenses	5,522	4,687
Deferred tax liabilities	641	641

Total current liabilities	8,945	7,757
Other liabilities	23	23

Total liabilities	8,968	7,780

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; no shares issued or outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 25,694,560 and 25,621,791 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	190,223	188,727
Accumulated deficit	(83,716)	(66,845)

Total stockholders’ equity	106,510	121,885

Total liabilities and stockholders’ equity	$115,478	$129,665

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$12,900	$4,173
General and administrative	3,997	1,617

Total operating expenses	16,897	5,790

Loss from operations	(16,897)	(5,790)
Interest income (expense), net	21	—
Other income (expense), net	5	—

Net loss and comprehensive loss	(16,871)	(5,790)
Accretion of redeemable convertible preferred stock to redemption value	—	(326)

Net loss attributable to common stockholders	$(16,871)	$(6,116)

Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(3.70)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	25,655,883	1,652,726

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(16,871)	$(5,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,349	160
Non-cash licensing and consulting fees	424	127
Depreciation and amortization	22	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(134)	(52)
Accounts payable	343	(471)
Accrued expenses and other	261	399

Net cash used in operating activities	(14,606)	(5,616)

Cash flows from investing activities
Purchase of property and equipment	(110)	(3)

Net cash used in investing activities	(110)	(3)

Cash flows from financing activities

Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	14,995
Proceeds from the issuance of Series C preferred stock, net of issuance costs	—	37,981
Proceeds from the issuance of common stock and restricted stock, net	147	2
Payment of offering costs	(35)	—

Net cash provided by financing activities	112	52,978

Net increase (decrease) in cash and cash equivalents	(14,604)	47,359
Cash and cash equivalents at beginning of period	127,766	8,066

Cash and cash equivalents at end of period	$113,162	$55,425

Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$—	$326
Deferred public offering costs included in accounts payable or accrued expenses	$151	$842

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines to treat life-threatening, rare central nervous system (“CNS”) disorders, where there are inadequate or no approved existing therapies. The Company is targeting CNS indications where patient populations are easily identified, acute treatment is typically initiated in the hospital setting, clinical endpoints are well-defined, and development pathways are feasible. This focus allows the Company to make highly informed decisions when advancing its product candidates through the development process. The Company’s initial product candidates are aimed at treating different stages of status epilepticus, a life-threatening condition in which the brain is in a state of persistent seizure.

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

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2015, we had an accumulated deficit of $83.7 million. From our inception through March 31, 2014, we raised aggregate net proceeds of $90.6 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In July 2014, we raised net proceeds of $94.0 million from the sale of common stock in our initial public offering. In April 2015, we raised net proceeds of approximately $129.2 million from the sale of common stock in our underwritten public offering. We believe our cash balance of $113.2 million as of March 31, 2015 will be sufficient to fund our anticipated level of operations for at least the next 12 months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

On July 23, 2014, the Company completed the sale of 5,750,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $18.00 per share, resulting in net proceeds to the Company of $94.0 million after deducting underwriting discounts and commissions and offering costs paid by the Company. The shares began trading on the Nasdaq Global Market on July 18, 2014.

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

On April 20, 2015, the Company completed the sale of 2,628,571 shares of common stock in its underwritten public offering of its common stock at a price to the public of $52.50 per share, resulting in net proceeds to the Company of approximately $129.2 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, which was originally effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the method of adoption and the impact of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. To simplify presentation of debt issue costs, the amendments require that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for the Company in its year ending December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities. At March 31, 2015 and December 31, 2014, the Company’s Level 1 assets consisted of money market funds totaling $113,162 and $127,766 respectively.

Level 2	-	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At March 31, 2015 and December 31, 2014, the Company had no Level 2 assets or liabilities.

Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2015 and December 31, 2014, the Company had no Level 3 assets or liabilities.

The Company’s financial instruments generally consist of cash equivalents, accounts payable and accrued expenses. The carrying amounts for the applicable financial instruments reported in the balance sheets approximate their fair values at March 31, 2015 (unaudited) and December 31, 2014.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing in July 2014, $2,285 of these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the initial public offering. As of March 31, 2015 and December 31, 2014, the Company had recorded $186 and $10, respectively, of deferred offering costs, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. These costs were in contemplation of the Company’s public offering of common stock which closed in April 2015.

Segment Data

The company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing medicines to treat central nervous system disorders, where there are inadequate or no approved existing therapies, including status epilepticus. All tangible assets are held within the U.S.

3.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Employee-related expenses	$619	$1,279
Development costs	4,290	2,788
Professional services	432	574
Other accrued expenses	181	46

	$5,522	$4,687

4.	Commitments and contingencies

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

In March 2015, a clinical development milestone was met for one of the programs. Accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $250.

In April 2015, an additional clinical development milestone was met for one of the programs. Accordingly, the Company will record research and development expense for the three months ended June 30, 2015 of $500.

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

In March 2015, a clinical development milestone was met. Accordingly, the Company recorded research and development expenses for the three months ended March 31, 2015 totaling $75.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a nonemployee advisor whereby the Company is obligated to make cash payments of up to $2,000 and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones.

In January and March 2014, the first clinical development milestones for each of two programs included in the consulting agreement were met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2014 of $177, comprised of $50 in cash and $127 related to the issuance of 15,872 shares of the Company’s common stock.

In March 2015, the second clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $574, comprised of $150 in cash and $424 related to the issuance of 7,936 shares of the Company’s common stock.

In April 2015, the third clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, the Company will record research and development expense for the three months ended June 30, 2015 of $1,087, comprised of $300 in cash and $787 related to the issuance of 15,873 shares of the Company’s common stock.

5.	Stock-Based Compensation

2014 Stock Option Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options, non-statutory stock options, among others. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will grant no further stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of March 31, 2015, the total number of shares reserved under all equity plans is 4,240,053 and the Company had 1,459,354 shares available for future issuance under such plans.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. On January 1, 2015, 773,779 shares of common stock, representing 3% of the Company’s issued and outstanding shares of common stock as of December 31, 2014, were added to the 2014 Stock Option Plan. Such shares are included in the equity plan totals specified in the paragraph above.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of March 31, 2015, no shares have been issued under this plan.

Stock-Based Compensation

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Compensation Committee of the Board of Directors or the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the grantee’s continued service with the Company during a specified period following grant. Awards generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary for new employee awards. During 2013, the Company also granted a pool of option awards which vest ratably over one year. During the three months ended March 31, 2015, the Company granted options to purchase 497,100 shares of common stock to employees, which contain performance-based vesting criteria. Performance-based vesting criteria for these options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain clinical and regulatory development milestones related to the Company’s product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement using management’s best estimates. As of March 31, 2015, no performance-based milestones had been achieved, achievement of the milestones was not deemed probable and no expense has been recognized related to these awards.

All awards are exercisable from the date of grant for a period of ten years.

The stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Stock compensation expense:
Research and development	$523	$106
General and administrative	826	54

	$1,349	$160

For stock option awards, the fair value of the options is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted average grant date exercise price per share relating to outstanding stock options granted under the Company’s stock option plans during the three months ended March 31, 2015 and 2014 was $38.28 and $4.64, respectively. The weighted average Black-Scholes value per share relating to outstanding stock options granted under the Company’s stock option plans during the three months ended March 31, 2015 was $28.76.

The fair value of each option granted to employees and directors during the three months ended March 31, 2015 and 2014 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

Black-Scholes Assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Expected dividend yield	0%	0%
Expected volatility	93%	99.85%
Risk free interest rate	1.46%	1.98%
Expected term	5.89 years	5.98 years

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the three months ended March 31, 2015 and 2014, a forfeiture rate of 10% was applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	1,996,615	$7.01	8.98	$59,362
Granted	904,475	38.28
Exercised	(39,594)	3.72		1,756
Forfeited	(80,797)	26.01		1,595

Outstanding as of March 31, 2015	2,780,699	$16.67	9.07	$93,152

Vested or expected to vest as of March 31, 2015	2,462,001	$15.89	9.04	$84,546

Exercisable as of March 31, 2015	458,113	$1.06	8.44	$22,370

As of March 31, 2015, the Company had unrecognized stock-based compensation expense related to its unvested stock option awards of $17,223, which is expected to be recognized over the remaining weighted average vesting period of 3.01 years. The total fair value of shares vested for the three months ended March 31, 2015 and 2014 was $380 and 81, respectively. During the three months ended March 31, 2015 and 2014, stock option exercises resulted in proceeds of $147 and $2, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $1,756 and $30, respectively.

Restricted Stock Awards

The Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three months ended March 31, 2015 and 2014, the Company recorded $82 and $22, respectively, of stock-based compensation expense related to its restricted stock.

The table below summarizes activity relating to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2014	170,832	$—

Issued	—	—
Vested	(33,175)	—
Forfeited	—	—
Repurchased	—	—

Outstanding as of March 31, 2015	137,657	—

As of March 31, 2015 and 2014, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $266 and $123, respectively, which is expected to be recognized over the remaining weighted average vesting period of 0.91 years and 1.9 years, respectively.

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the employee’s termination at the Company’s sole discretion. No shares of restricted stock were repurchased in the three months ended March 31, 2015.

6.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic net loss per share attributable to common stockholders:

Numerator:
Net loss	$(16,871)	$(6,116)

Denominator:
Weighted average common shares outstanding—basic	25,655,883	1,652,726

Dilutive effect of common share equivalents resulting from common share options and preferred common shares (as converted)	—	—

Weighted average common shares outstanding—diluted	25,655,883	1,652,726

Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(3.70)

The following common stock equivalents outstanding as of March 31, 2015 and 2014 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	1,736,871	1,269,418
Restricted stock	137,184	268,960
Redeemable convertible preferred stock (presented on a weighted average basis)	—	15,121,600

	1,874,055	16,659,978

7.	Income Taxes

The Company did not record a federal or state income tax benefit for the Company’s losses for the three months ended March 31, 2015 and 2014 due to the Company’s conclusion that a valuation allowance is required.

8.	Related Party Transactions

Since inception, the Company has received consulting and management services from Third Rock Ventures LLC, which through its affiliates, owns 37.8% of the Company’s common stock at March 31, 2015. The Company incurred $8 and $99 for these services during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company owed Third Rock Ventures LLC $4, which is included in accounts payable. At December 31, 2014, the Company owed Third Rock Ventures LLC $5, which is included in accrued expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Annual Report on Form 10-K (“Annual Report”) and the audited financial information and the notes thereto.

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

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines to treat life-threatening, rare central nervous system, or CNS, disorders, where there are inadequate or no approved existing therapies. We are targeting CNS indications where patient populations are easily identified, acute treatment is typically initiated in the hospital setting, clinical endpoints are well-defined and development pathways are feasible.

Our initial product candidates, which are summarized in the table below, are aimed at treating different stages of status epilepticus, or SE, a life-threatening condition in which the brain is in a state of persistent seizure, as well as other seizure and non-seizure disorders. The lead product candidate in our SE program, SAGE-547, is an intravenous, or IV, agent entering Phase 3 clinical development as an adjunctive therapy, a therapy combined with current therapeutic approaches, for the treatment of super-refractory SE, or SRSE. The current standard of care for SRSE is empiric, and there are no therapies at present that have been specifically approved for this indication. Over the course of 2014, the U.S. Food and Drug Administration, or FDA, granted us orphan drug designation and Fast Track designation for our investigational new drug application for SAGE-547 as a treatment for SRSE. On April 2, 2015, we announced that at a recent End-of-Phase 2 meeting with the FDA, general agreement was reached on the design and key elements for our planned Phase 3 clinical program for SAGE-547 for the treatment of SRSE and we expect to initiate the Phase 3 trial in mid-2015. If successful, we believe the results from this Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 development program, could form the basis of a New Drug Application, or NDA, submission for SAGE-547.

On May 14, 2015, we reported final results from our Phase 1/2 clinical trial of SAGE-547 in SRSE. SAGE-547 demonstrated robust activity with 77% of 22 evaluable patients meeting the key efficacy endpoint of being successfully weaned off their anesthetic agents while SAGE-547 was being administered. In addition, 77% of the total evaluable patients were successfully weaned off SAGE-547 without recurrence of SRSE in the 24 hour period following treatment. SAGE-547 also demonstrated favorable tolerability and a benefit-risk profile supporting development for this acutely ill patient population. Overall, 64% of patients experienced at least one serious adverse event, though none were drug-related as determined by the Safety Review Committee. Independent of treatment response, six patient deaths occurred within the study period, all driven by underlying medical conditions.

We continue to use SAGE-547 to explore additional potential uses of GABAA receptor modulators in clinical trials for essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause with over 10 million people in the United States with essential tremor, and severe post-partum depression, or severe PPD, a distinct and readily identified form of major depressive disorder estimated to affect up to 20% of women following childbirth. If these exploratory trials are successful, we plan to use the data from them to help guide the design of second-generation GABAA receptor modulators for the chronic treatment of these diseases.

Our next-generation product candidates, SAGE-689 and SAGE-217, utilize similar mechanistic pathways as SAGE-547 and are designed to have pharmaceutical properties which optimize both their non-clinical profiles and potential clinical profiles for the treatment of different stages of SE, as well as other seizure and non-seizure disorders.

Since our inception in April 2010, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying and developing our product candidates, preparing to conduct and conducting non-clinical and clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We have funded our operations to date through sales of our common stock and redeemable convertible preferred stock; the issuance of convertible notes and through proceeds from our initial public offering of common stock, or IPO, and our follow-on offering of common stock that was completed in April 2015.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $83.7 million as of March 31, 2015. Our net losses were $16.9 million, $36.1 million and $18.3 million for the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, our lead product candidate in our SE program, including completing our planned Phase 3 clinical trial for SAGE-547 in SRSE, late stage non-clinical studies of SAGE-547 and initial preparations for a potential commercial launch;

•	advance our clinical trials to establish proof of principle in additional indications including severe PPD and essential tremor;

•	advance development of SAGE-689 as an adjunctive second-line therapy for the treatment of SE, including conducting a Phase 1 clinical trial;

•	advance development of SAGE-217 as an oral monotherapy for orphan epilepsies such as Dravet syndrome and Rett syndrome, including conducting a Phase 1 clinical trial;

•	continue our research and development efforts for other drug candidates in the treatment of CNS disorders including on our early-stage novel allosteric modulators for NMDA;

•	seek regulatory approvals for our product candidates;

•	add personnel, including personnel to support our product development and future commercialization;

•	add operational, financial and management information systems;

•	maintain, leverage and expand our intellectual property portfolio; and

•	operate as a public company.

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

We expect that our existing cash and cash equivalents as of March 31, 2015, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, related benefits, stock-based compensation and related travel expenses for employees engaged in scientific research and development functions;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our non-clinical studies and clinical trials;

•	expenses associated with manufacturing clinical trial materials and developing external manufacturing capabilities;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	other expenses related to our non-clinical studies and expenses related to our regulatory activities; and

•	payments made under our third-party licensing agreements.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We have been developing SAGE-547, SAGE-689 and SAGE-217 and focusing on other research and development programs related to exploratory efforts, target validation and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, or CMOs in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; fees paid to outside consultants who perform work on our programs; and costs related to manufacturing or purchasing clinical trial materials. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.

The following table summarizes our research and development expenses by program:

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014
	(in thousands)
SAGE-547	$6,578	$1,174	$5,404
SAGE-689	1,069	860	209
SAGE-217	1,407	667	740
Other research and development programs	1,563	273	1,290
Unallocated expenses	2,283	1,199	1,084

Total research and development expenses	$12,900	$4,173	$8,727

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, related benefits, stock-based compensation and related travel expenses of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to initial commercial evaluation and planning, facilities and other expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

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

Interest Income (Expense), net and Other Income (Expense), net

Interest income (expense), net, and other income (expense), net, were insignificant for the three months ended March 31, 2015 and 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses:
Research and development	$12,900	$4,173	$8,727
General and administration	3,997	1,617	2,380

Total operating expenses	16,897	5,790	11,107
Loss from operations	(16,897)	(5,790)	(11,107)
Interest income (expense), net	21	—	21
Other income (expense), net	5	—	5

Net loss	$(16,871)	$(5,790)	$(11,081)

Research and development expenses

	Three Months Ended March 31,
			Increase (Decrease)
	2015	2014
	(in thousands)
SAGE-547	$6,578	$1,174	$5,404
SAGE-689	1,069	860	209
SAGE-217	1,407	667	740
Other research and development programs	1,563	273	1,290
Unallocated expenses	2,283	1,199	1,084

Total research and development expenses	$12,900	$4,173	$8,727

Research and development expenses for the three months ended March 31, 2015 were $12.9 million compared to $4.2 million for the three months ended March 31, 2014. The increase of $8.7 million period over period was primarily due to the following:

•	an increase of $5.4 million in expenses of our SAGE-547 program, due to the advancement of the program into clinical development, including Phase 1/2 clinical trial costs, CMC and toxicology. The costs in both periods include development milestones earned by consultants and licensors;

•	an increase of $0.2 million in expenses of our SAGE-689 program, with advancement of the lead optimization programs into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $0.7 million in expenses of our SAGE-217 program with advancement of the lead optimization program into IND-enabling non-clinical development (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $1.3 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $1.1 million in employee-related expenses, including an increase of $0.4 million of non-cash stock-based compensation expense and the effects of hiring additional full-time employees to support the growth in our research and development activities.

General and administrative expenses

	Three Months Ended March 31,

	2015	2014	Increase (Decrease)
	(in thousands)
Personnel-related	$1,923	$627	$1,296
Professional fees	1,358	737	621
Facilities	103	98	5
Other	613	155	458

Total general and administrative expenses	$3,997	$1,617	$2,380

General and administrative expenses for the three months ended March 31, 2015 were $4.0 million, compared to $1.6 million for the three months ended March 31, 2014. The increase of $2.4 million in general and administrative expenses was primarily due to the $1.3 million increase in personnel-related costs due to the effects of hiring additional, full-time employees during 2014 to support operations, finance, human resources and early commercial planning activities, including an increase of $0.8 million in non-cash stock-based compensation expense. The increase of $0.6 million in professional fees were associated with being a public company, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, as well as investor relations costs.

Other income (expense), net

Interest income (expense), net, and other income (expense), net, were insignificant for the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2015, we had an accumulated deficit of $83.7 million. From our inception through December 31, 2014, we have received net proceeds of $184.6 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO. On April 20, 2015, we completed the sale of 2,628,571 shares of common stock in our underwritten public offering of our common stock at a price to the public of $52.50 per share, resulting in gross proceeds of $138.0 million before deducting underwriting discounts and commissions and offering expenses payable by us.

As of March 31, 2015, our primary sources of liquidity were our cash and cash equivalents, which totaled $113.2 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,

	2015	2014
	(in thousands)
Net cash provided by (used in):

Operating activities	$(14,606)	$(5,616)
Investing activities	(110)	(3)
Financing activities	112	52,978

Net increase (decrease) in cash and cash equivalents	$(14,604)	$47,359

Operating activities

Operating activities used $14.6 million of cash in the three months ended March 31, 2015. The cash flow used in operating activities resulted primarily from our net loss of $16.9 million for the period and cash used for changes in our operating assets and liabilities of $0.5 million and by non-cash charges of $1.8 million. Our net loss was primarily attributable to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our non-cash charges during the three months ended March 31, 2015 primarily consisted of stock-based compensation expenses of $1.3 million and a non-cash licensing and consulting fee of $0.4 million. Net cash used in changes in our operating assets and liabilities consisted primarily of an increase in accounts payable of $0.3 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

During the three months ended March 31, 2014, operating activities used $5.6 million of cash, primarily resulting from our net loss of $5.8 million, partially offset by non-cash charges of $0.3 million and cash used by changes in our operating assets and liabilities of $0.1 million. Our net loss was primarily attributed to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the three months ended March 31, 2014 primarily consisted of stock-based compensation expenses of $0.2 million and a non-cash licensing and consulting fee of $0.1 million. Net cash used in changes in our operating assets and liabilities consisted primarily of increases in accounts payable and accrued expenses totaling $0.1 million, offset by a $0.1 million increase in prepaid expenses and other current assets. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2015, we used $0.1 million of cash for purchases of property and equipment.

During the three months ended March 31, 2014, we had no significant purchases of property and equipment.

Financing activities

During the three months ended March 31, 2015 and 2014, net cash provided by financing activities was $0.1 million and $53.0 million, respectively. Net cash provided by financing activities in the three months ended March 31, 2015 consisted mainly of $0.1 million of proceeds from the issuance of common stock from exercises of options. Net cash provided by financing activities in the three months ended March 31, 2014 consisted of $53.0 million from the issuance of Series B and Series C redeemable convertible preferred stock.

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

Based on our current operating plan, we expect that our existing cash and cash equivalents as of March 31, 2015, including the net proceeds from our IPO which closed on July 23, 2014 and the sale of common stock in our underwritten public offering of common stock that closed on April 20, 2015, will enable us to fund our operating expenses and capital expenditure requirements through mid-2017. In that time, we expect that our expenses will increase substantially as we continue clinical development of SAGE-547, including completing our Phase 3 clinical trial, fund IND-enabling activities and Phase 1 clinical development for
SAGE-689, fund IND-enabling activities and Phase 1 clinical development for SAGE-217, fund new and ongoing research and development activities and working capital, and fund other general corporate purposes. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$751	$365	$386	$—	$—
Milestones under a licensing agreement (2)	500	500	—	—	—
Milestones under a consulting agreement (4)	300	300	—	—	—

Total (1)(2)(3)(4)	$1,551	$1,165	$386	$—	$—

(1)	We lease office space in Cambridge, Massachusetts under operating lease agreements that initially expire on February 28, 2017 and July 31, 2017. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, which costs are variable.

(2)	We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under three separate licensing agreements, including amendments entered into in April and May 2014, with Washington University, CyDex Pharmaceuticals, Inc. and The Regents of the University of California. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to $29.5 million upon achieving certain pre-commercialization milestones, such as clinical trials and regulatory approvals.

In April 2015, a clinical development milestone was met for one of the programs. Accordingly, we will record research and development expense for the three months ended June 30, 2015 of $500. This amount is shown in the table.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

In addition, under the licensing agreements, we will owe single-digit royalties on sales of commercial products, if any, developed using the licensed technologies. Under two of these license agreements, we are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of March 31, 2015, we had not developed a commercial product using the licensed technologies and we had not entered into any sublicense agreements for the technologies. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(3)	We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

(4)	Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.8 million and to issue up to 103,176 shares of our common stock to a nonemployee consultant upon achieving certain clinical trial milestones and regulatory approval milestones.

In April 2015, the third clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, we will record research and development expense for the three months ended June 30, 2015 of $1,087, comprised of $300 in cash and $787 related to the issuance of 15,873 shares of our common stock. The cash portion is shown in the table.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on March 6, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, which was originally effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently assessing the method of adoption and the impact of adopting this new accounting guidance will have on our consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. To simplify presentation of debt issue costs, the amendments require that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for us in the year ending December 31, 2016, and early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We had cash and cash equivalents of approximately $113.2 million at March 31, 2015. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended March 31, 2015.

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

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of the product candidates within our seizure program, of which SAGE-547 is entering Phase 3 clinical development and SAGE-689 and SAGE-217 are in non-clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale and may never be able to develop marketable drug products. Our business depends heavily on the successful non-clinical and clinical development, regulatory approval and commercialization of the product candidates in our lead program in status epilepticus, or SE, of which only one product candidate, SAGE-547, is entering Phase 3 clinical development for the treatment of super-refractory SE, or SRSE, and our other product candidates, SAGE-689 and SAGE-217, are in non-clinical development. SAGE-547 will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. The non-clinical studies and clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and non-clinical studies and clinical trials, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective in treating SE, refractory SE, or RSE, SRSE, essential tremor, or severe postpartum depression or severe PPD, as applicable, to the satisfaction of the FDA;

•	the results of our non-clinical studies and clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct, implementation or differing drug formulation used in of our non-clinical studies and clinical trials;

•	the FDA may require that we conduct additional non-clinical studies and clinical trials;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA may find the data from non-clinical studies and clinical trials insufficient to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

We cannot be certain that our planned Phase 3 clinical trial of SAGE-547 will be sufficient to support the submission of an NDA for this product candidate, and in any event we must obtain additional clinical and non-clinical data before an NDA may be submitted.

In general, the FDA requires two pivotal trials to support approval of an NDA, but in certain circumstances, will approve an NDA based on only one pivotal trial. If successful, we believe the results from our planned Phase 3 clinical trial of SAGE-547, together with other safety and efficacy data from the SAGE-547 development program, could form the basis of an NDA submission for SAGE-547. However, depending upon the outcome of the current program, the FDA may require that we conduct additional pivotal trials before we can submit an NDA for SAGE-547. To allow dosing in patients below the age of two we would need to either conduct additional clinical trial(s) or amend the protocol for our planned Phase 3 clinical trial.

Furthermore, we will need to complete several other clinical studies prior to submitting an NDA to the FDA, including an absorption, metabolism, and excretion pharmacokinetics study in healthy volunteers, studies to test the effect of SAGE-547 on exposure to phenytoin and in patients with severe renal impairment and patients with hepatic impairment, as well as a study to test the abuse potential of SAGE-547. If the result of these additional clinical studies are not positive or yield unanticipated results, it may delay or prevent the submission or approval of an NDA for SAGE-547.

While we believe we and the FDA are in general agreement on the design and key elements of our planned Phase 3 clinical trial for SAGE-547, before beginning the trial, the FDA must review the final protocol for the trial, along with additional information supporting the proposed trial design. Concurrent with starting the Phase 3 clinical trial, the FDA will review certain updated chemistry, manufacturing and controls, or CMC, information, that we are required to submit. We also plan to share with the FDA the results of our long-term toxicity studies in two animal species, the first segment of which we submitted to the FDA in the second quarter of 2014. Additional long-term toxicity studies, required for an NDA submission, are ongoing. If the FDA does not approve the protocol for the planned trial in the form we submit it, or if the FDA is not satisfied with the additional CMC information we plan to provide, the start or continuation of the planned Phase 3 trial may be delayed or the design of the trial may change. The FDA may require that we conduct additional toxicity studies and other non-clinical studies before submitting an NDA for SAGE-547.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-547 for the treatment of SRSE, and in the future we may seek Fast Track designation for other product candidates as well. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process and does increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

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

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547 in emergency-use cases, investigator sponsored trials or exploratory clinical trials of SAGE-547, it may adversely affect our development of SAGE-547 for SRSE.

In addition to use in emergency cases as described above, SAGE-547 is currently being tested in an investigator sponsored clinical trial for the treatment of traumatic brain injury, or TBI, by one of our collaborators and may be subjected to testing for other indications in additional investigator sponsored trials. Currently, we are also testing SAGE-547 in a proof of concept trial in patients with essential tremor and a proof of concept trial in patients with severe PPD. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 are observed in emergency-use cases or in investigator sponsored clinical trials of SAGE-547 or our exploratory clinical trials, it may adversely affect or delay our clinical development of SAGE-547, or we may need to abandon its development for SRSE entirely, and the occurrence of these events would have a material adverse effect on our business.

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

Positive results from our non-clinical studies of our product candidates, and any positive results we may obtain from our early clinical trials of our product candidates, may not necessarily be predictive of the results from required later non-clinical studies and clinical trials. Similarly, even if we are able to complete our planned non-clinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from our non-clinical studies and clinical trials of our product candidates may not be replicated in subsequent non-clinical studies or clinical trial results. For example, although 12 of the first 17 patients treated with SAGE-547 and evaluable for efficacy in our Phase 1/2 clinical trial met the key efficacy endpoint and none of the 20 patients enrolled in the study have yet experienced any severe adverse events related to SAGE-547, future patients enrolled and treated with SAGE-547 in our Phase 1/2 clinical trial or later-stage clinical trials may not have the same outcome. Also, our later-stage clinical trials will differ in important ways from our ongoing Phase 1/2 clinical trial of SAGE-547, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, our planned Phase 3 clinical trial of SAGE-547 will be a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the data in our planned Phase 3 clinical trial. In addition, the formulation of SAGE-547 we intend to use in our planned Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change will negatively affect trial results, but we cannot be sure. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. We have not completed any clinical trials for our product candidates yet, and if we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

We have an ongoing a Phase 1/2 clinical trial of SAGE-547 as a treatment for SRSE and ongoing proof of concept studies of SAGE-547 for patients with essential tremor and severe PPD. We will need to complete at least one additional trial prior to the submission of an NDA for SAGE-547 as a treatment for SRSE. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE and our other product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

•	delays in filing or receiving approvals of additional INDs that may be required;

•	negative results from our ongoing non-clinical studies;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, approval to conduct a clinical trial at a prospective site or sites;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including the small size of the patient population, acute nature of SRSE, the proximity of patients to trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;

•	delays in validating any endpoints utilized in a clinical trial;

•	our inability to satisfy the CMC requirements of the FDA or file amendments to our IND as requested by the FDA prior to the initiation of a clinical trial;

•	the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	reports from non-clinical or clinical testing of other CNS therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

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

                Changes in regulatory requirements, FDA guidance or unanticipated events during our non-clinical studies and clinical trials may force us to amend non-clinical studies and clinical trial protocols or the FDA may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our non-clinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. For example, we intend to seek a waiver from the need to perform a study of SAGE-547 on certain cardiac measures. If the FDA does not grant the waiver, we will be required to conduct such a study, the results of which could delay the filing of an NDA for
SAGE-547. If we experience delays completing, or if we terminate, any of our non-clinical studies or clinical trials, or if we are required to conduct additional non-clinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not have long-term supply agreements in place with our contract manufacturers, and each batch of our product candidates is individually contracted under a quality and supply agreement. If we engage new contract manufacturers, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates, if approved. Our current scale of manufacturing is adequate to support all of our needs for non-clinical studies and clinical trial supplies.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, needs to determine the controlled substance schedule of SAGE-547, taking into account the recommendation of the FDA. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaborator or other arrangements that we may establish may not be favorable to us.

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

SAGE-547 will, and our other product candidates may, contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize SAGE-547, and potentially our other product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. SAGE-547 will, and our other product candidates may, if approved, be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

We expect that SAGE-547 will, and our other product candidates may, be listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to a high degree of regulation. Also, distribution, prescribing and dispensing of these drugs are highly regulated.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule.

Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences.

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

We currently have no issued patents covering any of our lead product candidates, SAGE-547, SAGE-689, or SAGE-217. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547, only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SE. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For the patent families related to SAGE-547, SAGE-689 and SAGE-217, and many of the other patent families that we own or license, the relevant statutory deadlines have not yet expired. For each of the patent families that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. For example, an April 2014 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

                In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. In Alice Corporation Pty. Ltd. v. CLS Bank International, et al., a case involving patent claims directed to a method for mitigating settlement risk, the Court held that the patent eligibility of claims directed to abstract ideas, products of nature, and laws of nature should be determined using the same framework set forth in Prometheus. The U.S. PTO recently issued a set of guidelines setting forth procedures for determining subject matter eligibility of claims directed to abstract ideas, products of nature, and laws of nature in line with the Prometheus, Myriad, and Alice decisions. The guidance does not limit the application of Myriad to DNA but, rather, applies the decision to other natural products.

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

General Company-Related Risks

As our product candidates reach alter stage clinical development, we will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of the date of this filing, we had 29 full-time employees and no part-time employees, and as our product candidates reach later stage clinical development, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

                As of December 31, 2014, we had federal and state net operating loss carryforwards of $55.8 million and $55.4 million, respectively, which begin to expire in 2031. As of December 31, 2014, we also had federal and state research and development tax credit carryforwards of $0.7 million and $0.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2014, we had federal orphan drug tax credit carryforwards of $3.6 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of our recent public offering and our initial public offering, or IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, recent follow-on offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

                 We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $138.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. From our inception through March 31, 2015, we had received net proceeds of $184.6 million from such transactions. As of March 31, 2015, our cash and cash equivalents were $113.2 million. We have incurred significant net losses in each year since our inception, including net losses of $16.9 million for the three months ended March 31, 2015 and $36.1 million and $18.3 million for the years ended December 31, 2014 and 2013, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of March 31, 2015, our cash and cash equivalents were $113.2 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our IPO was completed on July 23, 2014, in which we sold shares of our common stock at a price of $18.00 per share. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on the NASDAQ Global Market, an active public market for our common stock may not emerge or be sustained.

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

A fund affiliated with Third Rock Ventures, or TRV, is our largest stockholder. As of March 31, 2015, TRV beneficially owned approximately 37.8% of our common stock. Accordingly, TRV exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. Furthermore, the interests of TRV may not always coincide with your interests or the interests of other stockholders and TRV may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2015, existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with ARCH Venture Fund VII, L.P., or ARCH, TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 65.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock being acquired in the recently completed IPO, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in the recently completed IPO and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have broad discretion in how we use the proceeds from our IPO and recent public offering and may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds from our recently completed public offering and our IPO. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the follow-on offering or from the IPO in a manner that does not produce income or that loses value.

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

If equity research analysts stop publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

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

None.

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

We raised approximately $94.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 18, 2014 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

May 15, 2015	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 15, 2015	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.