Form 10-Q
period 2015-06-30
Sage Therapeutics, Inc.
filed 2015-08-12
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, there were 28,821,252 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our plans to develop and commercialize our product candidates, initially as treatments for status epilepticus, refractory status epilepticus, super-refractory status epilepticus, essential tremor and postpartum depression, or PPD;

•	our ability to complete our ongoing clinical trials and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party manufacturers and contract research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed;

•	the success of competing products that are or become available for the indications that we are pursuing;

•	the loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$224,234	$127,766
Prepaid expenses and other current assets	3,274	1,056

Total current assets	227,508	128,822
Property and equipment, net	285	163
Restricted cash	39	39
Deferred tax assets	641	641

Total assets	$228,473	$129,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,195	$2,429
Accrued expenses	5,164	4,687
Deferred tax liabilities	641	641

Total current liabilities	11,000	7,757
Other liabilities	22	23

Total liabilities	11,022	7,780

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued or outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 28,625,403 and 25,621,791 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	326,191	188,727
Accumulated deficit	(108,743)	(66,845)

Total stockholders’ equity	217,451	121,885

Total liabilities and stockholders’ equity	$228,473	$129,665

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$18,603	$4,381	$31,503	$8,554
General and administrative	6,456	1,807	10,453	3,424

Total operating expenses	25,059	6,188	41,956	11,978

Loss from operations	(25,059)	(6,188)	(41,956)	(11,978)
Interest income (expense), net	41	1	62	1
Other income (expense), net	(9)	(5)	(4)	(5)

Net loss and comprehensive loss	(25,027)	(6,192)	(41,898)	(11,982)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,577)	—	(1,903)

Net loss attributable to common stockholders	$(25,027)	$(7,769)	$(41,898)	$(13,885)

Net loss per share attributable to common stockholders—basic and diluted	$(0.90)	$(4.57)	$(1.57)	$(8.28)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	27,860,332	1,700,517	26,765,705	1,676,864

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(41,898)	$(11,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,747	495
Non-cash licensing and consulting fees	1,211	127
Depreciation and amortization	54	22
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,219)	(435)
Accounts payable	2,760	(385)
Accrued expenses and other	296	1,269

Net cash used in operating activities	(33,049)	(10,889)

Cash flows from investing activities
Purchase of property and equipment	(181)	(5)

Net cash used in investing activities	(181)	(5)

Cash flows from financing activities
Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	14,970
Proceeds from the issuance of Series C preferred stock, net of issuance costs	—	37,890
Proceeds from stock option exercises and restricted stock, net	436	2
Payment of offering costs	(458)	(907)
Proceeds from public offering of common stock, net of commissions and underwriting discounts	129,720	—

Net cash provided by financing activities	129,698	51,955

Net increase in cash and cash equivalents	96,468	41,061
Cash and cash equivalents at beginning of period	127,766	8,066

Cash and cash equivalents at end of period	$224,234	$49,127

Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,903
Public offering costs included in accounts payable or accrued expenses	$137	$733

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company is subject to risks and uncertainties common to companies in the biotech industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations.

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2015, we had an accumulated deficit of $108.7 million. From our inception through June 30, 2014, we raised aggregate net proceeds of $90.6 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In July 2014, we raised net proceeds of $94.0 million from the sale of common stock in our initial public offering, or IPO. In April 2015, we raised net proceeds of $129.1 million from the sale of common stock in our underwritten public offering. We believe our cash and cash equivalents balance of $224.2 million as of June 30, 2015 will be sufficient to fund our anticipated level of operations for at least the next 12 months.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

On July 23, 2014, the Company completed the sale of 5,750,000 shares of its common stock in its IPO at a price to the public of $18.00 per share, resulting in net proceeds to the Company of $94.0 million after deducting underwriting discounts and commissions and offering costs paid by the Company. The shares began trading on the Nasdaq Global Market on July 18, 2014.

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

On April 20, 2015, the Company completed the sale of 2,628,571 shares of common stock in its underwritten public offering of its common stock at a price to the public of $52.50 per share, resulting in net proceeds to the Company of $129.1 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in its year ending December 31, 2018, and the Company could early adopt the standard for its year ending December 31, 2017. The Company is currently assessing the method of adoption and the impact of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities. At June 30, 2015 and December 31, 2014, the Company’s Level 1 assets consisted of money market funds totaling $224.2 million and $127.8 million, respectively.

Level 2	-	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At June 30, 2015 and December 31, 2014, the Company had no Level 2 assets or liabilities.

Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2015 and December 31, 2014, the Company had no Level 3 assets or liabilities.

The Company’s financial instruments generally consist of cash equivalents, accounts payable and accrued expenses. The carrying amounts for the applicable financial instruments reported in the balance sheets approximate their fair values at June 30, 2015 and December 31, 2014.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the IPO in July 2014, $2.3 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the IPO. After consummation of the public offering of common stock in April 2015, $0.6 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of June 30, 2015 and December 31, 2014, the Company had recorded deferred offering costs of $0 and $10,000, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The costs as of December 31, 2014 were in contemplation of the Company’s public offering of common stock which closed in April 2015.

Segment Data

The company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing medicines to treat central nervous system disorders, where there are inadequate or no approved existing therapies, including status epilepticus. All tangible assets are held within the United States.

3. Accrued Expenses

Accrued expenses consist of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Employee-related expenses	$1,294	$1,279
Development costs	3,036	2,788
Professional services	803	574
Other accrued expenses	31	46

	$5,164	$4,687

4. Commitments and contingencies

CyDex License Agreement

In October 2011, the Company entered into a research and development license with CyDex Pharmaceuticals, Inc. (“CyDex”) for the development of drug product using licensed technology for a period of one year. Under the terms of the license agreement, the Company paid an initial licensing fee of $0.2 million and an additional fee of $0.1 million for CyDex to perform research and development services to evaluate the licensed technology for formulation with the Company’s developmental product.

The $0.2 million payment was recorded as research and development expense as the acquired technology was in-process research and development, and the $0.1 million payment was recorded to research and development expense in 2011 and 2012 as services were performed.

In December 2012, the Company exercised its option to enter into a commercial license and supply agreement for CyDex’s proprietary technology and paid $0.1 million for the perpetual license, which was recorded as research and development expense.

In August 2013, the Company entered into a commercial license agreement as a result of which the December 2012 license was terminated and the December 2012 supply agreement was amended. Specifically, CyDex granted the Company an exclusive license to the CyDex technology for use in the fields of status epilepticus and traumatic brain injury. In exchange, the Company is required to pay upfront, milestone and royalty-based compensation. In addition, CyDex granted the Company a research license to Captisol for allopregnanolone for use in proof of concept studies. The August 2013 agreement will continue in effect unless and until terminated. In consideration for the amended license rights, the Company paid $0.3 million. The Company is obligated to make milestone payments based on achievement of clinical development and regulatory milestones of $0.9 million and $3.8 million, respectively. Also under this agreement, the Company is required to pay royalties in the low single digits based on levels of net sales.

Under the amended supply agreement with CyDex, the Company is required to purchase all of its supply of Captisol from CyDex and CyDex is required to supply the Company with Captisol, subject to certain limitations.

In April 2014, the Company amended its commercial license and supply agreements with CyDex to expand the fields of use to include the treatment, prevention or diagnosis of any disease or symptom in humans or animals. In consideration for the amended terms, the Company paid $0.2 million upfront and is obligated to make milestone payments, once per field, based on the achievement of clinical development and regulatory milestones for the development of SAGE-547 in the fields of status epilepticus and traumatic brain injury of $0.8 million and $3.8 million, respectively. After the amendment, for the development in two additional fields, the Company is obligated to make milestone payments, once per field, based on the achievement of clinical development and regulatory milestones of $1.3 million and $8.5 million, respectively.

In March 2015, a clinical development milestone was met for one of the programs. Accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $0.3 million.

In April 2015, an additional clinical development milestone was met for one of the programs. Accordingly, the Company recorded research and development expense for the three months ended June 30, 2015 of $0.5 million.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical study for a licensed product is initiated. The Company is obligated to make milestone payments based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares totaling $0.1 million were recorded as research and development expense in 2013.

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

As of June 30, 2015, the Company had not made any milestone or royalty payments.

University of California License Agreements

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

The Company will be required to pay clinical development milestones of up to $0.1 million and pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first commercial product.

The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In March 2015, a clinical development milestone was met. Accordingly, the Company recorded research and development expenses for the three months ended March 31, 2015 totaling $0.1 million.

In June 2015, an additional clinical development milestone was met. Accordingly, the Company recorded research and development expenses for the three months ended June 30, 2015 totaling $25,000.

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make annual maintenance fees of $15,000 until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a nonemployee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones.

In January and March 2014, the first clinical development milestones for each of two programs included in the consulting agreement were met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2014 of $0.2 million, comprised of $50,000 in cash and $0.1 million related to the issuance of 15,872 shares of the Company’s common stock.

In March 2015, the second clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $0.6 million, comprised of $0.2 million in cash and $0.4 million related to the issuance of 7,936 shares of the Company’s common stock.

In April 2015, the third clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, the Company recorded research and development expense for the three months ended June 30, 2015 of $1.1 million, comprised of $0.3 million in cash and $0.8 million related to the issuance of 15,873 shares of the Company’s common stock.

5. Stock-Based Compensation

2014 Stock Option Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options, non-statutory stock options, among others. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will grant no further stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of June 30, 2015, the total number of shares reserved under all equity plans is 3,994,760 and the Company had 1,329,322 shares available for future issuance under such plans.

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

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of June 30, 2015, no shares have been issued under this plan.

Stock-Based Compensation

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Compensation Committee of the Board of Directors or the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the continued service of the grantee with the Company during a specified period following the grant. Awards generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary. During 2013, the Company also granted a pool of option awards which vest ratably over one year.

During the six months ended June 30, 2015, the Company granted 497,100 options, to employees to purchase shares of common stock that contain performance-based. Performance-based vesting criteria for these options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain clinical and regulatory development milestones related to the Company’s product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates. As of June 30, 2015, the achievement of one milestone was considered probable and therefore the related expense is being recognized over the estimated service period. This milestone represents 35% of the performance-based grants that were made during the six months ended June 30, 2015. The achievement of the remaining milestones was deemed to be not probable as of June 30, 2015 and therefore no expense has been recognized related to these awards. During the three months ended June 30, 2015, the Company recognized stock-based compensation expense of $3.4 million related to stock options with performance-based vesting criteria. During the three months ended June 30, 2014, the Company recognized no stock-based compensation expense related to stock options with performance-based vesting criteria.

All awards are exercisable from the date of grant for a period of ten years.

The stock-based compensation expense recognized during the three and six months ended June 30, 2015 and 2014 was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock compensation expense:
Research and development	$2,298	$153	$2,821	$259
General and administrative	3,100	182	3,926	236

	$5,398	$335	$6,747	$495

For stock option awards, the fair value of the options is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted average grant date exercise price per share relating to outstanding stock options granted under the Company’s stock option plans during the six months ended June 30, 2015 and 2014 was $41.68 and $8.90, respectively. The weighted average Black-Scholes value per share relating to outstanding stock options granted under the Company’s stock option plans during the six months ended June 30, 2015 was $31.92.

The fair value of each option granted to employees and directors during the six months ended June 30, 2015 and 2014 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

Black-Scholes Assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	0%	0%	0%	0%
Expected volatility	88.58%	102.15%	92.44%	100.88%
Risk free interest rate	1.69%	1.82%	1.49%	1.90%
Expected term	5.71 years	6.06 years	5.87 years	6.02 years

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the six months ended June 30, 2015 and 2014, a forfeiture rate of 10% was applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	1,996,615	$7.01	8.98	$59,362
Granted	1,034,507	41.68
Exercised	(284,887)	1.41		19,925
Forfeited	(80,797)	26.01		3,797

Outstanding as of June 30, 2015	2,665,438	$20.49	8.93	$139,970

Vested or expected to vest as of June 30, 2015	2,084,806	$17.95	8.83	$114,779

Exercisable as of June 30, 2015	395,849	$3.00	8.39	$27,711

As of June 30, 2015, the Company had unrecognized stock-based compensation expense related to its unvested stock option awards of $23.5 million, which is expected to be recognized over the remaining weighted average vesting period of 2.65 years. The total fair value of shares vested for the six months ended June 30, 2015 and 2014 was $1.7 million and $0.2 million, respectively. During the six months ended June 30, 2015 and 2014, stock option exercises resulted in proceeds of $0.4 million and $2,000, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $19.9 million and $30,000, respectively.

Restricted Stock Awards

The Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three months ended June 30, 2015 and 2014, the Company recorded $0.1 million and $33,000, respectively, of stock-based compensation expense related to its restricted stock. During the six months ended June 30, 2015 and 2014, the Company recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to its restricted stock.

The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2014	170,832
Issued	—
Vested	(66,345)
Forfeited	—
Repurchased	—

Outstanding as of June 30, 2015	104,487

As of June 30, 2015 and 2014, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $0.2 million and $0.2 million, respectively, which is expected to be recognized over the remaining weighted average vesting period of 0.69 years and 1.64 years, respectively

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the employee’s termination at the Company’s sole discretion. No shares of restricted stock were repurchased in the six months ended June 30, 2015.

6. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net loss per share attributable to common stockholders:
Numerator:
Net loss	$(25,027)	$(7,769)	$(41,898)	$(13,885)

Denominator:
Weighted average common shares outstanding—basic and diluted	27,860,332	1,700,517	26,765,705	1,676,864

Net loss per share attributable to common stockholders—basic and diluted	$(0.90)	$(4.57)	$(1.57)	$(8.28)

The following common stock equivalents outstanding as of June 30, 2015 and 2014 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	1,643,654	1,595,481	1,643,654	1,595,481
ESPP	1,500	—	1,500	—
Restricted stock	104,220	235,247	104,220	235,265
Redeemable convertible preferred stock (presented on a weighted average basis)	—	18,007,575	—	16,572,562

	1,749,374	19,838,303	1,749,374	18,403,308

7. Income Taxes

The Company did not record a federal or state income tax benefit for the Company’s losses for the three and six months ended June 30, 2015 and 2014 due to the Company’s conclusion that a valuation allowance is required.

8. Related Party Transactions

Since inception, the Company has received consulting and management services from Third Rock Ventures LLC, which through its affiliates, owns 30.5% of the Company’s common stock at June 30, 2015. The Company incurred expenses of $2,000 and $31,000 for these services during the three months ended June 30, 2015 and 2014, respectively. The Company incurred expenses of $10,000 and $0.1 million for these services during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company owed Third Rock Ventures LLC $2,000. At December 31, 2014, the Company owed Third Rock Ventures LLC $5, which is included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Annual Report on Form 10-K, as amended (“Annual Report”) and the audited financial information and the notes thereto.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under Part II, Item 1A. Risk Factors.

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

We continue to use SAGE-547 to explore additional potential uses of GABAA receptor modulators in clinical trials for essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause with over 10 million people in the United States with essential tremor, and post-partum depression, or PPD, a distinct and readily identified form of major depressive disorder estimated to affect up to 20% of women following childbirth. If these exploratory trials are successful, we plan to use the data from them to help guide the design of second-generation GABAA receptor modulators for the chronic treatment of these diseases.

On June 9, 2015, we reported top-line data from our exploratory open-label clinical trial of SAGE-547 in PPD that indicated a statistically significant improvement from baseline in depression in four women within 24 hours after administration of intravenous SAGE-547. During the SAGE-547 treatment period, all four patients rapidly achieved remission, as measured by the Hamilton Rating Scale for Depression, or HAM-D, and improved from a mean HAM-D score of 26.5 at baseline to a mean HAM-D score of 1.8 at the end of the 60-hour treatment period. All four patients also demonstrated consistent improvement as measured by the Clinical Global Impression-Improvement, or CGI-I scale. SAGE-547 was well-tolerated in all patients treated with no serious adverse events observed on therapy or during the 30-day follow-up period, and no discontinuations due to adverse events. A total of 14 adverse events were reported in four patients.

Our next-generation product candidates, SAGE-689 and SAGE-217, utilize similar mechanistic pathways as SAGE-547 and are designed to have pharmaceutical properties which optimize both their non-clinical profiles and potential clinical profiles for the treatment of different stages of SE, as well as other seizure and non-seizure disorders. Both SAGE-689 and SAGE-217 are in non-clinical development. We plan to file Investigational New Drug Applications, or INDs, for both SAGE-689 and SAGE-217 late in 2015 and to begin a Phase 1 clinical trial for each of SAGE-689 and SAGE-217 thereafter.

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

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $108.7 million as of June 30, 2015. Our net losses were $41.9 million, $36.1 million and $18.3 million for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, our lead product candidate in our SE program, including completing the planned Phase 3 clinical trial for SAGE-547 in SRSE , late stage non-clinical studies of SAGE-547 and initial preparations for a potential commercial launch;

•	advance our clinical trials to establish proof of principle in additional indications including PPD and essential tremor;

•	advance development of SAGE-689 as an adjunctive second-line therapy for the treatment of SE, including conducting a Phase 1 clinical trial;

•	advance development of SAGE-217 as an oral monotherapy for orphan epilepsies such as Dravet syndrome and Rett syndrome, including conducting a Phase 1 clinical trial;

•	continue our research and development efforts for other drug candidates in the treatment of CNS disorders including on our early-stage novel allosteric modulators for NMDA;

•	seek regulatory approvals for our product candidates;

•	add personnel, including personnel to support our product development and future commercialization;

•	add operational, financial and management information systems;

•	maintain, leverage and expand our intellectual property portfolio; and

•	operate as a public company.

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

We expect that our existing cash and cash equivalents as of June 30, 2015, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

We have been developing SAGE-547, SAGE-689 and SAGE-217 and focusing on other research and development programs related to exploratory efforts, target validation and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, or CMOs, in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; fees paid to outside consultants who perform work on our programs; and costs related to manufacturing or purchasing clinical trial materials. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.

The following table summarizes our research and development expenses by program:

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
SAGE-547	$16,762	$2,614	$14,148
SAGE-689	2,121	1,766	355
SAGE-217	2,339	1,392	947
Other research and development programs	4,122	259	3,863
Unallocated expenses	6,159	2,523	3,636

Total research and development expenses	$31,503	$8,554	$22,949

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

Interest Income (Expense), net and Other Income (Expense), net

Interest income (expense), net, and other income (expense), net, were insignificant for the six months ended June 30, 2015 and 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$18,603	$4,381	$14,222
General and administration	6,456	1,807	4,649

Total operating expenses	25,059	6,188	18,871
Loss from operations	(25,059)	(6,188)	(18,871)
Interest income (expense), net	41	1	40
Other income (expense), net	(9)	(5)	(4)

Net loss	$(25,027)	$(6,192)	$(18,835)

Research and development expenses

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
SAGE-547	$10,184	$1,441	$8,743
SAGE-689	1,052	905	147
SAGE-217	932	706	226
Other research and development programs	2,559	151	2,408
Unallocated expenses	3,876	1,178	2,698

Total research and development expenses	$18,603	$4,381	$14,222

Research and development expenses for the three months ended June 30, 2015 and 2014 were $18.6 million and $4.4 million, respectively. The increase of $14.2 million period over period was primarily due to the following:

•	an increase of $8.7 million in expenses of our SAGE-547 program, due to the advancement of the program into clinical development, including Phase 1/2 clinical trial costs, commencement of activities for Phase 3, chemistry, manufacturing and controls, or CMC, and toxicology. The costs in both periods include development milestones earned by consultants and licensors;

•	an increase of $0.1 million in expenses of our SAGE-689 program, with advancement of the lead optimization programs into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $0.2 million in expenses of our SAGE-217 program with advancement of the lead optimization program into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $2.4 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $2.7 million in employee-related expenses, including an increase of $2.1 million of non-cash stock-based compensation expense and the effects of hiring additional full-time employees to support the growth in our research and development activities.

General and administrative expenses

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel-related	$4,385	$827	$3,558
Professional fees	1,463	693	770
Facilities	92	87	5
Other	516	200	316

Total general and administrative expenses	$6,456	$1,807	$4,649

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $6.5 million and $1.8 million, respectively. The increase of $4.6 million in general and administrative expenses was primarily due to the $3.6 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources and early commercial planning activities, including an increase of $2.9 million in non-cash stock-based compensation expense. The increase of $0.8 million in professional fees was associated with being a public company, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, as well as investor relations costs.

Other income (expense), net

Interest income (expense), net, and other income (expense), net, were insignificant for the three months ended June 30, 2015 and 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$31,503	$8,554	$22,949
General and administration	10,453	3,424	7,029

Total operating expenses	41,956	11,978	29,978
Loss from operations	(41,956)	(11,978)	(29,978)
Interest income (expense), net	62	1	61
Other income (expense), net	(4)	(5)	1

Net loss	$(41,898)	$(11,982)	$(29,916)

Research and development expenses

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
SAGE-547	$16,762	$2,614	$14,148
SAGE-689	2,121	1,766	355
SAGE-217	2,339	1,392	947
Other research and development programs	4,122	259	3,863
Unallocated expenses	6,159	2,523	3,636

Total research and development expenses	$31,503	$8,554	$22,949

Research and development expenses for the six months ended June 30, 2015 and 2014 were $31.5 million and $8.6 million, respectively. The increase of $22.9 million period over period was primarily due to the following:

•	an increase of $14.1 million in expenses of our SAGE-547 program, due to the advancement of the program into clinical development, including Phase 1/2 clinical trial costs, commencement of activities for Phase 3, CMC and toxicology. For the six months ended June 30, 2015 and 2014, development milestones earned by consultants and licensors were $2.6 million and $0.4 million, respectively;

•	an increase of $0.4 million in expenses of our SAGE-689 program, with advancement of the lead optimization programs into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $0.9 million in expenses of our SAGE-217 program with advancement of the lead optimization program into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing);

•	an increase of $3.9 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $3.6 million in employee-related expenses, including an increase of $2.6 million of non-cash stock-based compensation expense and the effects of hiring additional full-time employees to support the growth in our research and development activities.

General and administrative expenses

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Personnel-related	$6,308	$1,454	$4,854
Professional fees	2,821	1,430	1,391
Facilities	196	185	11
Other	1,128	355	773

Total general and administrative expenses	$10,453	$3,424	$7,029

General and administrative expenses for the six months ended June 30, 2015 and 2014 were $10.5 million and $3.4 million, respectively. The increase of $7.0 million in general and administrative expenses was primarily due to the $4.9 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources and early commercial planning activities, including an increase of $3.7 million in non-cash stock-based compensation expense. The increase of $1.4 million in professional fees were associated with being a public company, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, as well as investor relations costs.

Other income (expense), net

Interest income (expense), net, and other income (expense), net, were insignificant for the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue and have incurred recurring net losses. As of June 30, 2015, we had an accumulated deficit of $108.7 million. From our inception through December 31, 2014, we have received net proceeds of $184.6 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO. On April 20, 2015, we completed the sale of 2,628,571 shares of common stock in our underwritten public offering of our common stock at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses payable by us.

As of June 30, 2015, our primary sources of liquidity were our cash and cash equivalents, which totaled $224.2 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,049)	$(10,889)
Investing activities	(181)	(5)
Financing activities	129,698	51,955

Net increase in cash and cash equivalents	$96,468	$41,061

Operating activities

Operating activities used $33.0 million of cash in the six months ended June 30, 2015. The cash flow used in operating activities resulted primarily from our net loss of $41.9 million for the period and cash used for changes in our operating assets and liabilities of $0.8 million and by non-cash charges of $8.0 million. Our net loss was primarily attributable to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our non-cash charges during the six months ended June 30, 2015 consisted primarily of stock-based compensation expenses of $6.7 million and non-cash licensing and consulting fees of $1.2 million. Net cash used in changes in our operating assets and liabilities consisted primarily of an increase in accounts payable of $2.8 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

During the six months ended June 30, 2014, operating activities used $10.9 million of cash, primarily resulting from our net loss of $12.0 million, partially offset by non-cash charges of $0.7 million and cash used by changes in our operating assets and liabilities of $0.5 million. Our net loss was primarily attributed to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the six months ended June 30, 2014 primarily consisted of stock-based compensation expenses of $0.5 million and a non-cash licensing and consulting fee of $0.1 million. Net cash used in changes in our operating assets and liabilities consisted primarily of a decrease in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payable of $0.4 million and an increase in accrued expenses and other liabilities of $1.3 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2015, we used $0.2 million of cash for purchases of property and equipment.

During the six months ended June 30, 2014, we used $5,000 of cash for purchases of property and equipment.

Financing activities

During the six months ended June 30, 2015 and 2014, net cash provided by financing activities was $129.7 million and $52.0 million, respectively. Net cash provided by financing activities in the six months ended June 30, 2015 consisted primarily of $129.7 million of proceeds from our underwritten public offering of our common stock, net of commissions and underwriting discounts. Net cash provided by financing activities in the six months ended June 30, 2014 consisted of $53.0 million from the issuance of Series B and Series C redeemable convertible preferred stock.

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

Based on our current operating plan, we expect that our existing cash and cash equivalents as of June 30, 2015, including the net proceeds from our IPO which closed on July 23, 2014 and the sale of common stock in our underwritten public offering of common stock that closed on April 20, 2015, will enable us to fund our operating expenses and capital expenditure requirements through mid-2017. During that time, we expect that our expenses will increase substantially as we continue clinical development of SAGE-547, including initiating and completing our Phase 3 clinical trial, fund IND-enabling activities and Phase 1 clinical development for SAGE-689, fund IND-enabling activities and Phase 1 clinical development for SAGE-217, fund new and ongoing research and development activities and working capital, and fund other general corporate purposes. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$662	$369	$293	$—	$—

Total (1)(2)(3)(4)	$662	$369	$293	$—	$—

(1)	We lease office space in Cambridge, Massachusetts under operating lease agreements that initially expire on February 28, 2017 and July 31, 2017. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, which costs are variable.
(2)	We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under four separate licensing agreements, including amendments entered into in April and May 2014, with Washington University, CyDex Pharmaceuticals, Inc. and two with The Regents of the University of California. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to $31.6 million upon achieving certain pre-commercialization milestones, such as clinical trials and regulatory approvals.

In the six months ended June 30, 2015, clinical development milestones were met for some of the programs. We recorded research and development expense for the six months ended June 30, 2015 of $0.9 million.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

In addition, under the licensing agreements, we will owe single-digit royalties on sales of commercial products, if any, developed using the licensed technologies. Under two of these license agreements, we are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of June 30, 2015, we had not developed a commercial product using the licensed technologies and we had not entered into any sublicense agreements for the technologies. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(3)	We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

(4)	Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical trial milestones and regulatory approval milestones.

In the six months ended June 30, 2015, the second and third clinical development milestones for one of the programs included in the consulting agreement were met. We recorded research and development expense for the six months ended June 30, 2015 of $1.7 million, comprised of $0.5 million in cash and $1.2 million related to the issuance of 23,809 shares of our common stock.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on March 6, 2015, as amended.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in its year ending December 31, 2018, and the Company could early adopt the standard for its year ending December 31, 2017. The Company is currently assessing the method of adoption and the impact of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We had cash and cash equivalents of approximately $224.2 million at June 30, 2015. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended June 30, 2015.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective in treating SE, refractory SE, or RSE, SRSE, essential tremor, or postpartum depression or PPD, as applicable, to the satisfaction of the FDA;

•	the results of our non-clinical studies and clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct, implementation or differing drug formulation used in our non-clinical studies and clinical trials;

•	the FDA may require that we conduct additional non-clinical studies and clinical trials;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA may find the data from non-clinical studies and clinical trials insufficient to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

While we believe we and the FDA are in general agreement on the design and key elements of our planned Phase 3 clinical trial for SAGE-547, before beginning the trial, the FDA must review the final protocol for the trial, along with additional information supporting the proposed trial design. Concurrent with starting the Phase 3 clinical trial, the FDA will review certain updated chemistry, manufacturing and controls, or CMC, information that we are required to submit. We also plan to share with the FDA the results of our long-term toxicity studies in two animal species, the first segment of which we submitted to the FDA in the second quarter of 2014. Additional long-term toxicity studies, required for an NDA submission, are ongoing. If the FDA does not approve the protocol for the planned trial in the form we submit it, or if the FDA is not satisfied with the additional CMC information we plan to provide, the start or continuation of the planned Phase 3 trial may be delayed or the design of the trial may change. The FDA may require that we conduct additional toxicity studies and other non-clinical studies before submitting an NDA for SAGE-547.

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

In addition to use in emergency cases as described above, SAGE-547 is currently being tested in an investigator sponsored clinical trial for the treatment of traumatic brain injury, or TBI, by one of our collaborators and may be subjected to testing for other indications in additional investigator sponsored trials. Currently, we are also testing SAGE-547 in a proof of concept trial in patients with essential tremor and a proof of concept trial in patients with PPD. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 are observed in emergency-use cases or in investigator sponsored clinical trials of SAGE-547 or our exploratory clinical trials, it may adversely affect or delay our clinical development of SAGE-547, or we may need to abandon its development for SRSE entirely, and the occurrence of these events would have a material adverse effect on our business.

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

In June 2015, we entered into an exclusive license agreement with The Regents of the University of California whereby we were granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, we paid an upfront payment and will pay annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. We are obligated to make milestone payments following the achievement of specified regulatory and sales milestones. Following the first sale, if any, of a licensed product, we are obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts.

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

As of the date of this filing, we had 35 full-time employees and no part-time employees, and as our product candidates reach later stage clinical development, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses paid by us. From our inception through June 30, 2015, we had received net proceeds of $313.7 million from such transactions. As of June 30, 2015, our cash and cash equivalents were $224.2 million. We have incurred significant net losses in each year since our inception, including net losses of $41.9 million for the six months ended June 30, 2015 and $36.1 million and $18.3 million for the years ended December 31, 2014 and 2013, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our lead product candidates, SAGE-547, SAGE-689 and SAGE-217, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell SAGE-547, SAGE-689 or SAGE-217. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

As of June 30, 2015, our cash and cash equivalents were $224.2 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

A fund affiliated with Third Rock Ventures, or TRV, is our largest stockholder. As of June 30, 2015, TRV beneficially owned approximately 30.5% of our common stock. Accordingly, TRV exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. Furthermore, the interests of TRV may not always coincide with your interests or the interests of other stockholders and TRV may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of June 30, 2015, existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with ARCH Venture Fund VII, L.P., or ARCH, TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 52.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock being acquired in the recently completed IPO, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in the recently completed IPO and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

SAGE THERAPEUTICS, INC.

August 12, 2015	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 12, 2015	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*#	Exclusive License Agreement, by and between the Registrant and the Regents of the University of California, dated June 6, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.