Form 10-Q/A
period 2015-06-30
Sage Therapeutics, Inc.
filed 2015-10-30
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

215 First Street

Cambridge, Massachusetts 02142

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (617) 299-8380

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 19, 2015, there were 28,862,113 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Sage Therapeutics, Inc. for the period ended June 30, 2015 filed on August 12, 2015 (the “Form 10-Q”) for the sole purpose of refiling Exhibit 10.1 (certain portions of which are omitted pursuant to a confidential treatment request filed with the SEC) and in connection therewith, to amend Part II, Item 6 of the Form 10-Q and the Exhibit Index to the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*#	Exclusive License Agreement, by and between the Registrant and the Regents of the University of California, dated June 6, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

101.INS	XBRL Instance Document.	Form 10-Q	101.INS	August 12, 2015	001-36544

101.SCH	XBRL Taxonomy Extension Schema Document.	Form 10-Q	101.SCH	August 12, 2015	001-36544

101.CAL	XBRL Taxonomy Extension Calculation Document.	Form 10-Q	101.CAL	August 12, 2015	001-36544

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Form 10-Q	101.DEF	August 12, 2015	001-36544

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Form 10-Q	101.LAB	August 12, 2015	001-36544

101.PRE	XBRL Taxonomy Extension Presentation Link Document.	Form 10-Q	101.PRE	August 12, 2015	001-36544

*	Filed herewith.
#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

October 30, 2015	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)