Form 10-Q
period 2015-09-30
Sage Therapeutics, Inc.
filed 2015-11-06
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, there were 28,862,471 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding expenses, the potential for future revenues and capital requirements;

•	our plans to develop and commercialize our product candidates in the CNS disorders we discuss in this Quarterly Report and potentially in other indications;

•	our plans with respect to filing for regulatory approval for our product candidates, if clinical trial development is successful, and the potential to obtain such approval and to commercialize any product, if approved

•	our ability to complete our ongoing nonclinical studies and clinical trials, and to advance our product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•	regulatory developments in the United States and foreign countries;

•	the expected performance of our third-party manufacturers and contract research organizations;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	the level of costs we may incur in connection with our activities, and our ability to obtain additional financing when needed;

•	the potential for success of competing products that are or become available for the indications that we are pursuing;

•	the potential risk of loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business information, market data and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources, in some cases applying assumptions that may, in the future, not prove to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$204,877	$127,766
Prepaid expenses and other current assets	2,604	1,056

Total current assets	207,481	128,822
Property and equipment, net	249	163
Restricted cash	39	39
Deferred tax assets	641	641

Total assets	$208,410	$129,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,246	$2,429
Accrued expenses	6,404	4,687
Deferred tax liabilities	641	641

Total current liabilities	10,291	7,757
Other liabilities	15	23

Total liabilities	10,306	7,780

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued or outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 28,788,885 and 25,621,791 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	330,879	188,727
Accumulated deficit	(132,778)	(66,845)

Total stockholders’ equity	198,104	121,885

Total liabilities and stockholders’ equity	$208,410	$129,665

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$17,478	$6,601	$48,981	$15,155
General and administrative	6,604	2,869	17,057	6,294

Total operating expenses	24,082	9,470	66,038	21,449

Loss from operations	(24,082)	(9,470)	(66,038)	(21,449)
Interest income, net	53	3	115	4
Other expense, net	(6)	(1)	(10)	(5)

Net loss and comprehensive loss	(24,035)	(9,468)	(65,933)	(21,450)
Accretion of redeemable convertible preferred stock to redemption value	—	(391)	—	(2,294)

Net loss attributable to common stockholders	$(24,035)	$(9,859)	$(65,933)	$(23,744)

Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(0.50)	$(2.40)	$(3.08)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	28,737,743	19,581,624	27,430,275	7,711,038

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(65,933)	$(21,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,154	1,186
Non-cash licensing and consulting fees	1,211	127
Depreciation	83	35
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,548)	(722)
Accounts payable	808	(6)
Accrued expenses and other liabilities	1,661	2,455

Net cash used in operating activities	(52,564)	(18,375)

Cash flows from investing activities
Purchase of property and equipment	(160)	(83)

Net cash used in investing activities	(160)	(83)

Cash flows from financing activities
Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	14,970
Proceeds from the issuance of Series C preferred stock, net of issuance costs	—	37,890
Proceeds from stock option exercises and employee stock purchase plan issuances	663	39
Payment of offering costs	(548)	(2,035)
Proceeds from public offering of common stock, net of commissions and underwriting discounts	129,720	96,255

Net cash provided by financing activities	129,835	147,119

Net increase in cash and cash equivalents	77,111	128,661
Cash and cash equivalents at beginning of period	127,766	8,066

Cash and cash equivalents at end of period	$204,877	$136,727

Supplemental disclosure of non-cash financing activities
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,294
Public offering costs included in accounts payable or accrued expenses	$4	$246
Conversion of preferred stock to common stock	$—	$92,863

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system (“CNS”) disorders, where there are inadequate or no approved existing therapies. The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible. This focus allows the Company to make highly informed decisions when advancing its product candidates through the development process.

The Company was incorporated under the laws of the state of Delaware on April 16, 2010 and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc. under its Second Amended and Restated Certificate of Incorporation.

The Company is subject to risks and uncertainties common to companies in the biotech industry, including, but not limited to, the risks associated with developing product candidates at each stage of nonclinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2015, the Company had an accumulated deficit of $132.8 million. From its inception through September 30, 2015, the Company has raised aggregate net proceeds of $90.6 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In July 2014, the Company raised net proceeds of $94.0 million from the sale of common stock in its initial public offering, (“IPO”). In April 2015, the Company raised net proceeds of $129.1 million from the sale of common stock in a follow-on underwritten public offering. Based on its current operating plans, the Company believes its cash and cash equivalents balance of $204.9 million as of September 30, 2015 will be sufficient to fund its anticipated level of operations through mid-2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2015, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

On July 23, 2014, the Company completed the sale of 5,750,000 shares of its common stock in its IPO at a price to the public of $18.00 per share, resulting in net proceeds to the Company of $94.0 million after deducting underwriting discounts and commissions and offering costs paid by the Company. The shares began trading on the Nasdaq Global Market on July 18, 2014.

In connection with preparing for the IPO, the Company’s board of directors and stockholders approved a 1-for-3.15 reverse stock split of the Company’s common stock effective July 2, 2014. All share and per share amounts in the unaudited consolidated financial statements contained herein and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock as of July 23, 2014, resulting in the issuance by the Company of an additional 18,007,575 shares of common stock. The significant increase in common stock outstanding in July 2014 will impact the year-over-year comparability of the Company’s net loss per share calculations through the end of 2015.

On April 20, 2015, the Company completed the sale of 2,628,571 shares of common stock in its underwritten public offering of its common stock at a price to the public of $52.50 per share, resulting in net proceeds to the Company of $129.1 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in the year ending December 31, 2018, and the Company could early adopt the standard for the year ending December 31, 2017. The Company is currently assessing the method of adoption and the impact of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities. At September 30, 2015 and December 31, 2014, the Company’s Level 1 assets consisted of money market funds totaling $204.9 million and $127.8 million, respectively.

Level 2	-	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At September 30, 2015 and December 31, 2014, the Company had no Level 2 assets or liabilities.

Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2015 and December 31, 2014, the Company had no Level 3 assets or liabilities.

The Company’s financial instruments generally consist of cash equivalents, accounts payable and accrued expenses. The carrying amounts for the applicable financial instruments reported in the balance sheets approximate their fair values at September 30, 2015 and December 31, 2014.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing medicines to treat CNS disorders, where there are inadequate or no approved existing therapies. All tangible assets are held within the United States.

3. Accrued Expenses

Accrued expenses consist of the following (amounts in thousands):

	September 30, 2015	December 31, 2014

Development costs	$4,096	$2,788
Employee-related expenses	1,545	1,279
Professional services	756	574
Other accrued expenses	7	46

	$6,404	$4,687

4. Commitments and contingencies

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating the Company’s compounds known as SAGE-547 and SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration.

As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid a milestone to CyDex of $0.1 million, which was recorded as research and development expense in the three months ended September 30, 2015 in connection with execution of the amended and restated license agreement.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of $0.8 million in clinical milestones and $3.8 million in regulatory milestones for each of the first two fields with respect to SAGE-547; $1.3 million in clinical milestones and $8.5 million in regulatory milestones for each of the third and fourth fields with respect to SAGE-547; and $0.8 million in clinical milestones and $1.8 million in regulatory milestones for one field with respect to SAGE-689.

In March 2015, a clinical development milestone was met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $0.3 million.

In April 2015, an additional clinical development milestone for the SAGE-547 program was met under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended June 30, 2015 of $0.5 million.

The Company will also be required to pay royalties to CyDex on sales of SAGE-547 and SAGE-689, if successfully developed, in the low single digits based on levels of net sales. The Company and CyDex are also parties to a supply agreement which was amended in September 2015 to cover the supply of CyDex’s Captisol for use in the manufacture of products incorporating SAGE-689. Under the amended supply agreement with CyDex, the Company is required to purchase all of its requirements for Captisol with respect to SAGE-547 and SAGE-689 from CyDex, and CyDex is required to supply the Company with Captisol for such purposes, subject to certain limitations.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares totaling $0.1 million was recorded as research and development expense in 2013.

The Company is obligated to pay royalties to Washington University at rates in the low single digits on net sales of licensed products covered under patent rights and royalties at rates in the low single digits on net sales of licensed products not covered under patent rights. Additionally, the Company has the right to sublicense and is required to make payments at varying percentages of sublicensing revenue received, initially in the mid-teens and descending to the mid-single digits over time.

In September 2015, a regulatory milestone was met for one of the programs. Accordingly, the Company recorded research and development expenses for the three months ended September 30, 2015 of $50,000.

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

The Company will be required to pay to The Regents of the University of California clinical development milestones of up to $0.1 million and pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first commercial product.

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

In September 2015, an additional clinical development milestone was met. Accordingly, the Company recorded research and development expenses for the three months ended September 30, 2015 totaling $25,000. In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make annual maintenance fees of $15,000 until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

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

5. Stock-Based Compensation

2014 Stock Option Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options, non-statutory stock options, among others. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will grant no further stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of September 30, 2015, the total number of shares reserved under the 2014 Stock Option Plan and the 2011 Stock Option Plan was 3,868,298 and the Company had 997,486 shares available for future issuance under the 2014 Stock Option Plan.

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

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of September 30, 2015, 3,852 shares of common stock have been issued under this plan. During the nine months ended September 30, 2015, issuances of common stock under the Employee Stock Purchase Plan resulted in proceeds to the Company of $0.1 million.

Stock-Based Compensation

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Compensation Committee of the Company’s Board of Directors or the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the continued service of the grantee with the Company during a specified period following the grant. Awards generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary.

During the nine months ended September 30, 2015, the Company granted 497,100 options to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to achievement of certain clinical and regulatory development milestones related to the Company’s product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates. During the quarter ended June 30, 2015, the achievement of one milestone was considered probable and that milestone was achieved during the quarter ended September 30, 2015. The related expense was recognized over the estimated service period. This milestone represents 35% of the performance-based grants that were made during the nine months ended September 30, 2015. The achievement of the remaining milestones was deemed to be not probable as of September 30, 2015 and therefore no expense has been recognized related to these awards. During the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $1.4 million and $4.8 million, respectively, related to stock options with performance-based vesting criteria. During the three and nine months ended September 30, 2014, the Company recognized no stock-based compensation expense related to stock options with performance-based vesting criteria.

All awards are exercisable from the date of grant for a period of ten years.

The stock-based compensation expense recognized during the three and nine months ended September 30, 2015 and 2014 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock compensation expense:
Research and development	$1,472	$294	$4,293	$553
General and administrative	2,935	396	6,861	633

	$4,407	$690	$11,154	$1,186

For stock option awards, the fair value of the options is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted average grant date exercise price per share relating to outstanding stock options granted under the Company’s stock option plans during the nine months ended September 30, 2015 and 2014 was $45.27 and $9.08, respectively. The weighted average Black-Scholes value per share relating to outstanding stock options granted under the Company’s stock option plans during the nine months ended September 30, 2015 was $33.44.

The fair value of each option granted to employees and directors during the three and nine months ended September 30, 2015 and 2014 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

Black-Scholes Assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	0%	0%	0%	0%
Expected volatility	86.59%	100.43%	91.03%	101.07%
Risk free interest rate	1.80%	1.99%	1.57%	1.90%
Expected term	6.08 years	5.96 years	6.03 years	6.01 years

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	1,996,615	$7.01	8.98	$59,362
Granted	1,369,807	45.27
Exercised	(411,349)	1.30		28,184
Forfeited	(84,261)	26.31		1,644

Outstanding as of September 30, 2015	2,870,812	$25.52	8.86	$55,937

Vested or expected to vest as of September 30, 2015	2,236,739	$23.58	8.78	$48,431

Exercisable as of September 30, 2015	565,941	$14.74	8.56	$15,607

As of September 30, 2015, the Company had unrecognized stock-based compensation expense related to its unvested stock option awards of $29.6 million, which is expected to be recognized over the remaining weighted average vesting period of 3.08 years. The total fair value of shares vested for the nine months ended September 30, 2015 and 2014 was $7.3 million and $0.6 million, respectively. During the nine months ended September 30, 2015 and 2014, stock option exercises resulted in proceeds of $0.5 million and $39,379, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $28.2 million and $2.4 million, respectively.

Restricted Stock Awards

The Company has granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three months ended September 30, 2015 and 2014, the Company recorded $0.1 million of stock-based compensation expense related to its restricted stock. During the nine months ended September 30, 2015 and 2014, the Company recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to its restricted stock.

The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2014	170,832
Issued	—
Vested	(99,513)
Forfeited	—
Repurchased	—

Outstanding as of September 30, 2015	71,319

As of September 30, 2015 and 2014, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $0.1 million and $0.4 million, respectively, which is expected to be recognized over the remaining weighted average vesting period of 0.49 years and 1.39 years, respectively

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the employee’s termination at the Company’s sole discretion. No shares of restricted stock were repurchased in the nine months ended September 30, 2015.

6. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net loss per share attributable to common stockholders:
Numerator:
Net loss	$(24,035)	$(9,859)	$(65,933)	$(23,744)

Denominator:
Weighted average common shares outstanding—basic and diluted	28,737,743	19,581,624	27,430,275	7,711,038

Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(0.50)	$(2.40)	$(3.08)

The following common stock equivalents outstanding as of September 30, 2015 and 2014 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	2,510,900	1,580,223	2,510,900	1,580,223
Employee Stock Purchase Plan	2,803	—	2,803	—
Restricted stock	71,319	202,986	71,319	202,986

	2,585,022	1,783,209	2,585,022	1,783,209

7. Income Taxes

The Company did not record a federal or state income tax benefit for the Company’s losses for the three and nine months ended September 30, 2015 and 2014 due to the Company’s conclusion that a valuation allowance is required.

8. Subsequent Event

In October 2015, the Company entered into a Third Amendment to Lease, effective as of September 9, 2015, and a Fourth Amendment to Lease, effective as of October 27, 2015, with ARE-MA Region No. 38 (“Landlord”) under which the Company increased the amount of rented space under the lease for its 215 First Street, Cambridge, MA offices and extended the term through February, 2022. The increase in future expected payments under these amendments total $6.6 million.

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

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

Overview

We are a clinical –stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering, central nervous system, or CNS, disorders, where there are inadequate or no approved existing therapies. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined and development pathways are feasible.

Our initial product candidates are summarized in the table below.

SAGE Development Pipeline

Discovery
Development Candidates
IND Enabling
Phase 1
Phase 2
Phase 3
GABAA Dysfunction-Related Disorders
Super-Refractory Status Epilepticus
SAGE-547
Postpartum Depression
Proof-of-Concept with SAGE-547
Essential Tremor
Proof-of-Concept with SAGE-547
SAGE-217
High Frequency Seizures in Orphan Epilepsies
SAGE-217
Status Epilepticus
SAGE-689
Undisclosed Indications
SAGE-105
Undisclosed Indications
SAGE-324
NMDA Dysfunction-Related Disorders
Smith-Lemli-Opitz Syndrome
SAGE-718
Anti-NMDA Receptor Encephalitis
SAGE-718
New Chemical Entities/Undisclosed Indications

The lead product candidate in our status epilepticus (SE) program, SAGE-547, is an intravenous, or IV, agent in Phase 3 clinical development as an adjunctive therapy, a therapy combined with current therapeutic approaches, for the treatment of super-refractory SE, or SRSE. The current standard of care for SRSE is empiric, and there are no therapies at present that have been specifically approved for this indication. Over the course of 2014, the U.S. Food and Drug Administration, or FDA, granted us orphan drug designation for SAGE-547 in the treatment of SE including SRSE, and Fast Track designation for our investigational new drug application for SAGE-547 as a treatment for SRSE. On April 2, 2015, we announced that, at an End-of-Phase 2 meeting with the FDA, general agreement was reached on the design and key elements for our Phase 3 clinical program for SAGE-547 for the treatment of SRSE, and in August 2015, we reached agreement with the FDA under a Special Protocol Assessment for the Phase 3 clinical trial. In the third quarter of 2015, we initiated the STATUS Trial (SAGE-547 Treatment as Adjunctive Therapy Utilized in Status Epilepticus), a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate SAGE-547 as a treatment for patients with SRSE. On August 17, 2015, we reported we had treated the first patient enrolled in our Phase 3 STATUS Trial. If successful, we believe the results from this Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 development program and results of completed and ongoing non-clinical studies, could form the basis of a New Drug Application, or NDA, submission for SAGE-547. On May 14, 2015, we reported final results from our Phase 1/2 clinical trial of SAGE-547 in SRSE.

SAGE-547 demonstrated robust activity with 77% of 22 evaluable patients meeting the key efficacy endpoint of being successfully weaned off their anesthetic agents while SAGE-547 was being administered. In addition, 77% of the total evaluable patients were successfully weaned off SAGE-547 without recurrence of SRSE in the 24 hour period following treatment. SAGE-547 also demonstrated favorable tolerability and a benefit-risk profile supporting further development for this acutely ill patient population. Overall, 64% of patients experienced at least one serious adverse event, though none were drug-related as determined by the Safety Review Committee. Independent of treatment response, six patient deaths occurred within the study period, all driven by underlying medical conditions.

We have also used SAGE-547 in proof-of-concept clinical trials to explore potential uses of GABAA receptor modulators to treat essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause, and post-partum depression, or PPD, a distinct and readily identified depressive disorder that affects certain women following childbirth.

On June 9, 2015, we reported top-line data from our proof-of-concept open-label clinical trial of SAGE-547 in PPD that indicated a statistically significant improvement from baseline in depression in four women within 24 hours after administration of intravenous SAGE-547. During the SAGE-547 treatment period, all four patients rapidly achieved remission, as measured by the Hamilton Rating Scale for Depression, or HAM-D, and improved from a mean HAM-D score of 26.5 at baseline to a mean HAM-D score of 1.8 at the end of the 60-hour treatment period. All four patients also demonstrated consistent improvement as measured by the Clinical Global Impression-Improvement, or CGI-I scale. SAGE-547 was well-tolerated in all patients treated with no serious adverse events observed on therapy or during the 30-day follow-up period, and no discontinuations due to adverse events. A total of 14 adverse events were reported in four patients. In November 2015, we initiated a multi-center, placebo-controlled, proof-of-concept study of SAGE-547 in severe PPD patients. We plan to enroll 32 patients in the trial.

On September 3, 2015, we announced results from a successful proof-of-concept clinical trial of SAGE-547 to evaluate the GABAA mechanism of action as a treatment for essential tremor. In a randomized, double-blind, placebo-controlled, crossover trial of 25 patients affected by essential tremor, where patients were exposed to the target steady state dose of SAGE-547 for only two hours, several clinician-rated and accelerometer-rated measures showed significant reductions in tremor. These changes included a significant reduction in accelerometer-measured upper limb kinetic tremor (p=0.046) which is one of the major manifestations of tremor impacting morbidity. Overall clinician ratings of large tremor motions, as well as smaller movements such as writing and spiral drawing, also showed improvement (p=0.056). In addition, SAGE-547 demonstrated a clinically meaningful reduction of tremor amplitude as measured by accelerometer (at least a 30% reduction from baseline) in 33% of patients, compared with 16% of patients in the placebo arm. In this phase of the trial, anti-tremor activity of SAGE-547 was observed at non-sedating doses, and peak anti-tremor activity correlated with steady state SAGE-547 levels. The time points showing the greatest reductions in tremor corresponded to peak plasma measurements. Seventeen of these patients were exposed to higher doses of SAGE-547 in an open-label extension with 44% demonstrating at least a 30% reduction in tremor amplitude from baseline. The most common adverse events at higher doses were fatigue and dizziness. Hypotension led to discontinuation of one patient. No serious adverse events were observed on therapy or during the 30-day follow-up period.

Our next-generation product candidates, SAGE-217 and SAGE-689, utilize similar mechanistic pathways as SAGE-547 and are designed to have pharmaceutical properties which optimize both their non-clinical profiles and potential clinical profiles for the treatment of different stages of status epilepticus, as well as other seizure and non-seizure disorders. On October 3, 2015, we announced the initial dosing in a Phase 1 single ascending dose trial evaluating SAGE-217 in healthy volunteers, and, if the Phase 1 clinical trial is successful, we plan to advance development of SAGE-217 as an oral therapy for orphan epilepsies, such as Dravet syndrome and Rett syndrome, and in certain non-seizure indications such as essential tremor. SAGE-689 is in non-clinical development. In November 2015, we announced that commencement of our Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the FDA for additional non-clinical study data.

We are also studying novel compounds that target the NMDA receptor, a critical excitability receptor system implicated in a broad range of CNS disorders. The first product candidate selected for development for this program is known as SAGE-718. The Company plans to begin non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis.

Since our inception in April 2010, we have devoted substantially all of our resources to organizing and staffing our company; business planning; raising capital; identifying and developing our product candidates; preparing to conduct and conducting non-clinical studies and clinical trials of our product candidates; providing general and administrative support for these operations; and protecting our intellectual property. We have funded our operations to date through sales of our common stock and redeemable convertible preferred stock; the issuance of convertible notes and through proceeds from our initial public offering of common stock, or IPO, and a follow-on offering of common stock that was completed in April 2015.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $132.8 million as of September 30, 2015. Our net losses were $65.9 million and $36.1 million for the nine months ended September 30, 2015 and the year ended December 31, 2014. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, our lead product candidate in our SE program, including completing the Phase 3 clinical trial for SAGE-547 in SRSE and additional clinical and non-clinical studies of SAGE-547 required for a new drug application (“NDA”), advancing regulatory activities focused on potential filing of the NDA, and initial preparations for a potential commercial launch;

•	continue to advance our efforts to establish proof of principle of the potential for use of GABAA receptor modulators in PPD;

•	complete the Phase 1 clinical trial of SAGE-217 in healthy volunteers, and if successful, advance development of SAGE-217 as an oral therapy for orphan epilepsies such as Dravet syndrome and Rett syndrome, and in certain non-seizure indications such as essential tremor;

•	advance development of SAGE-689 as an adjunctive second-line therapy for the treatment of SE, including conducting additional non-clinical studies;

•	advance our early-stage novel allosteric modulator for NMDA into non-clinical studies;

•	continue our research and development efforts for other drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for our product candidates that successfully complete clinical development;

•	add personnel, including personnel to support our product development and future commercialization efforts;

•	add operational, financial and management information systems;

•	maintain, leverage and expand our intellectual property portfolio; and

•	operate as a public company.

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

We expect that our existing cash and cash equivalents as of September 30, 2015, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, through mid-2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Operating Expenses

Our operating expenses since inception have consisted of research and development expenses and general and administrative costs.

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, related benefits, stock-based compensation and related travel expenses for employees engaged in scientific research and development functions;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our non-clinical studies and clinical trials;

•	expenses associated with manufacturing clinical trial materials and developing external manufacturing capabilities;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and

•	payments made under our third-party licensing agreements.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We have been developing SAGE-547, SAGE-217 and SAGE-689 and focusing on other research and development programs related to exploratory efforts, target validation and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, or CMOs, in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; fees paid to outside consultants who perform work on our programs; and costs related to manufacturing or purchasing clinical trial materials. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.

The following table summarizes our research and development expenses by program:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
SAGE-547	$26,654	$5,148	$21,506
SAGE-217	3,386	1,950	1,436
SAGE-689	2,643	2,607	36
Other research and development programs	6,987	1,328	5,659
Unallocated expenses	9,311	4,122	5,189

Total research and development expenses	$48,981	$15,155	$33,826

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue or initiate clinical trials and non-clinical studies for certain product candidates and pursue later stages of clinical development of our product candidates.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, size, rate of progress, and expense of our ongoing as well as any additional non-clinical studies, clinical trials and other research and development activities;

•	future clinical trial and non-clinical study results;

•	decisions by regulatory authorities related to our product candidates;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation; and

•	the timing and receipt of any regulatory approvals, if any.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our business and the potential commercialization of our product candidates. We also anticipate increased expenses associated with being a public company and general operations, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Additionally, we anticipate an increase in payroll and related expenses as we continue to build our organizational capabilities and as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates, if approved.

Interest Income, net and Other Expense, net

Interest income, net, and other expense, net, were insignificant for the nine months ended September 30, 2015 and 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$17,478	$6,601	$10,877
General and administration	6,604	2,869	3,735

Total operating expenses	24,082	9,470	14,612
Loss from operations	(24,082)	(9,470)	(14,612)
Interest income, net	53	3	50
Other expense, net	(6)	(1)	(5)

Net loss	$(24,035)	$(9,468)	$(14,567)

Research and development expenses

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
SAGE-547	$9,891	$2,533	$7,358
SAGE-217	1,048	558	490
SAGE-689	521	841	(320)
Other research and development programs	2,864	1,068	1,796
Unallocated expenses	3,154	1,601	1,553

Total research and development expenses	$17,478	$6,601	$10,877

Research and development expenses for the three months ended September 30, 2015 and 2014 were $17.5 million and $6.6 million, respectively. The increase of $10.9 million period over period was primarily due to the following:

•	an increase of $7.4 million in expenses associated with our SAGE-547 program, due to the advancement of the program in clinical development, including commencement of activities for Phase 3, an increase in work related to chemistry, manufacturing and controls, or CMC, and toxicology. Expenses related to payments made as a result of development milestones met by consultants and licensors were $0.2 million in the three months ended September 30, 2015, and no such costs were incurred in the three months ended September 30, 2014;

•	an increase of $0.5 million in expenses of our SAGE-217 program with advancement of the lead optimization program into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing), filing of the IND and preparation for the Phase 1 clinical trial initiated in October 2015;

•	a decrease of $0.3 million in expenses of our SAGE-689 program, due to the timing of IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing), offset by an increase in costs associated with filing of the IND;

•	an increase of $1.8 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $1.6 million in employee-related expenses, including an increase of $1.2 million of non-cash stock-based compensation expense and the effects of hiring additional full-time employees to support the growth in our activities. The amount of non-cash stock-based compensation related to the achievement of performance-based vesting criteria was $0.6 million for the three months ended September 30, 2015.

General and administrative expenses

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel-related	$4,237	$1,178	$3,059
Professional fees	1,572	1,221	351
Facilities	135	90	45
Other	660	380	280

Total general and administrative expenses	$6,604	$2,869	$3,735

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $6.6 million and $2.9 million, respectively. The increase of $3.7 million in general and administrative expenses was primarily due to the $3.1 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources and early commercial planning activities, including an increase of $2.5 million in non-cash stock-based compensation expense. The amount of non-cash stock-based compensation related to the achievement of the performance-based vesting criteria was $0.8 million for the three months ended September 30, 2015. The increase of $0.4 million in professional fees was associated with being a public company and general operations, including costs related to audit, legal, regulatory and tax-related services, as well as investor relations costs.

Other income (expense), net

Interest income, net, and other expense, net, were insignificant for the three months ended September 30, 2015 and 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$48,981	$15,155	$33,826
General and administration	17,057	6,294	10,763

Total operating expenses	66,038	21,449	44,589
Loss from operations	(66,038)	(21,449)	(44,589)
Interest income, net	115	4	111
Other expense, net	(10)	(5)	(5)

Net loss	$(65,933)	$(21,450)	$(44,483)

Research and development expenses

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
SAGE-547	$26,654	$5,148	$21,506
SAGE-217	3,386	1,950	1,436
SAGE-689	2,643	2,607	36
Other research and development programs	6,987	1,328	5,659
Unallocated expenses	9,311	4,122	5,189

Total research and development expenses	$48,981	$15,155	$33,826

Research and development expenses for the nine months ended September 30, 2015 and 2014 were $49.0 million and $15.2 million, respectively. The increase of $33.8 million period over period was primarily due to the following:

•	an increase of $21.5 million in expenses of our SAGE-547 program, due to the advancement of the program into clinical development, including the completion of the Phase 1/2 clinical trial, commencement of activities for Phase 3, an increase in work related to CMC and toxicology. For the nine months ended September 30, 2015 and 2014, expenses related to payments made as a result of development milestones met by consultants and licensors were $2.7 million and $0.4 million, respectively;

•	an increase of $1.4 million in expenses of our SAGE-217 program with advancement of the lead optimization program into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing), filing of the IND and preparation for the Phase 1 clinical trial initiated in October 2015;

•	an increase of $36,000 in expenses of our SAGE-689 program, with advancement of the lead optimization programs into IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing), and filing of the IND;

•	an increase of $5.7 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $5.2 million in employee-related expenses, including an increase of $3.7 million of non-cash stock-based compensation expense and the effects of hiring additional full-time employees to support the growth in our activities. The amount of non-cash stock-based compensation related to the achievement of performance-based vesting criteria was $2.0 million for the nine months ended September 30, 2015.

General and administrative expenses

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Personnel-related	$10,545	$2,633	$7,912
Professional fees	4,393	2,651	1,742
Facilities	330	275	55
Other	1,789	735	1,054

Total general and administrative expenses	$17,057	$6,294	$10,763

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $17.1 million and $6.3 million, respectively. The increase of $10.8 million in general and administrative expenses was primarily due to the $7.9 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources and early commercial planning activities, including an increase of $6.2 million in non-cash stock-based compensation expense. The amount of non-cash stock-based compensation related to the achievement of performance-based vesting criteria was $2.7 million for the nine months ended September 30, 2015.

The increase of $1.7 million in professional fees was associated with being a public company and general operations, including costs related to audit, legal, regulatory and tax-related services, as well as investor relations costs.

Other income (expense), net

Interest income, net, and other expense, net, were insignificant for the nine months ended September 30, 2015 and 2014.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue and have incurred recurring net losses. As of September 30, 2015, we had an accumulated deficit of $132.8 million. From our inception through December 31, 2014, we have received net proceeds of $184.6 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO. On April 20, 2015, we completed the sale of 2,628,571 shares of common stock in a follow-on underwritten public offering of our common stock at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses payable by us.

As of September 30, 2015, our primary sources of liquidity were our cash and cash equivalents, which totaled $204.9 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,564)	$(18,375)
Investing activities	(160)	(83)
Financing activities	129,835	147,119

Net increase in cash and cash equivalents	$77,111	$128,661

Operating activities

Operating activities used $52.6 million of cash in the nine months ended September 30, 2015. Cash used in operating activities resulted primarily from our net loss of $65.9 million for the period offset in part by cash provided by non-cash charges of $12.4 million and by changes in our operating assets and liabilities of $0.9 million. Our net loss was primarily attributable to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our non-cash charges during the nine months ended September 30, 2015 consisted primarily of stock-based compensation expense of $11.2 million and non-cash licensing and consulting fees of $1.2 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of increases in accrued expenses and other liabilities of $1.7 million and accounts payable of $0.8 million, offset in part by an increase in prepaid expenses and other current assets of $1.6 million. Our prepaid expenses and other current assets, accounts payable and accrued expenses and other liability balances were affected by the timing of vendor invoicing and payments. Stock-based compensation expense for the nine months ending September 30, 2015 includes expense related to the achievement of performance-based vesting criteria of $4.8 million.

During the nine months ended September 30, 2014, operating activities used $18.4 million of cash, primarily resulting from our net loss of $21.5 million, partially offset by non-cash charges of $1.3 million and cash provided by changes in our operating assets and liabilities of $1.7 million. Our net loss was primarily attributed to research and development activities related to our lead programs in development and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the nine months ended September 30, 2014 primarily consisted of stock-based compensation expenses of $1.2 million and a non-cash licensing and consulting fee of $0.1 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase in accrued expenses of $2.5 million offset by an increase in prepaid expenses and other current assets of $0.7 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances were affected by the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2015 and 2014, we used $0.2 million and $0.1 million, respectively, of cash for purchases of property and equipment.

Financing activities

During the nine months ended September 30, 2015 and 2014, net cash provided by financing activities was $129.8 million and $147.1 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2015 consisted primarily of $129.1 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and financing costs. Net cash provided by financing activities in the nine months ended September 30, 2014 consisted primarily of $94.0 million in net proceeds from our IPO on July 23, 2014 and $52.9 million from the issuance of Series B and Series C redeemable convertible preferred stock.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, plan for potential future commercialization efforts, and begin to commercialize any products, if approved. We expect to incur additional costs associated with operating as a public company and in connection with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our existing cash and cash equivalents as of September 30, 2015, will enable us to fund our operating expenses and capital expenditure requirements through mid-2017. During that time, we expect that our expenses will increase substantially as we continue clinical development of SAGE-547, including completing our Phase 3 clinical trial; conduct Phase 1 clinical development for SAGE-217 and advance the product candidate into Phase 2 clinical trials, if the Phase 1 clinical trial is successful; advance SAGE-689 into Phase 1 clinical development, if permitted by the FDA; conduct additional proof-of-concept studies of SAGE-547 in PPD; advance our early-stage novel allosteric modulator for NMDA into non-clinical studies; fund new and ongoing research and development activities and working capital, and fund other general corporate purposes. Our current operating plan does not contemplate that all of these activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the ability of our product candidates to progress through clinical development successfully;

•	the initiation, progress, timings, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates, and the costs of preparing regulatory filings;

•	the cost, timing, and outcome of regulatory reviews and approvals;

•	the number and characteristics of the product candidates we pursue;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies;

•	our ability to establish any future collaboration arrangements on favorable terms, if at all; and

•	the level and timing of costs associated with preparations for a potential commercial launch, including manufacturing-related costs.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$571	$371	$200	$—	$—

Total (1)(2)(3)(4)	$571	$371	$200	$—	$—

(1)	We lease office space in Cambridge, Massachusetts under operating lease agreements that initially expire on February 28, 2017 and July 31, 2017. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, which costs are variable.

In October 2015, the Company entered into a Third Amendment to Lease, effective as of September 9, 2015, and a Fourth Amendment to Lease, effective as of October 27, 2015, with ARE-MA Region No. 38 (“Landlord”) under which the Company increased the amount of rented space under the lease for its 215 First Street, Cambridge, MA offices and extended the term through February, 2022. The increase in future expected payments under these amendments total $6.6 million.

(2)	We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under four separate licensing agreements, including amendments entered into in April and May 2014, and September 2015, with Washington University, CyDex Pharmaceuticals, Inc. and two with The Regents of the University of California. The licensing rights obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to $34.1 million upon achieving certain pre-commercialization milestones, such as clinical trials and regulatory approvals.

In the nine months ended September 30, 2015, clinical development and regulatory milestones were met for some of the programs. We recorded research and development expense for the nine months ended September 30, 2015 of $1.1 million.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

In addition, under the licensing agreements, we will owe single-digit royalties on sales of commercial products, if any, developed using the licensed technologies. Under two of these license agreements, we are obligated to pay to the licensors a percentage of fees received if and when we sublicense the technologies. As of September 30, 2015, we had not developed a commercial product using the licensed technologies and we had not entered into any sublicense agreements for the technologies. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

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

In the nine months ended September 30, 2015, the second and third clinical development milestones for one of the programs included in the consulting agreement were met. We recorded research and development expense for the nine months ended September 30, 2015 of $1.7 million, comprised of $0.5 million in cash and $1.2 million related to the issuance of 23,809 shares of our common stock.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for us in the year ending December 31, 2018, and we could early adopt the standard for the year ending December 31, 2017. We are currently assessing the method of adoption and the impact of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We had cash and cash equivalents of approximately $204.9 million at September 30, 2015. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended September 30, 2015.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not party to any legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which SAGE-547 is in Phase 3 clinical development for super-refractory status epilepticus; SAGE 217 is in Phase 1 clinical development; SAGE-689 is in non-clinical development; and other product candidates are at earlier stages. We cannot be certain that we will be able to successfully develop, obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547, is currently in Phase 3 clinical development for the treatment of super-refractory status epilepticus, or SRSE. SAGE 217 is in Phase 1 clinical development, SAGE-689 is in non-clinical development and other product candidates are at earlier stages. Drug development involves a high degree of risk. We may not be able to enroll our clinical trials on the timing we expect. We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. The results of clinical trials or non-clinical testing of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries.

Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities that our product candidates are safe and effective in any indication;

•	the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval;

•	the FDA or regulatory authorities outside the U.S. may disagree with the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials or changes in drug formulation used in our non-clinical studies or clinical trials;

•	the FDA or regulatory authorities outside the U.S. may require that we conduct additional non-clinical studies and clinical trials prior to approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may find the data from non-clinical studies and clinical trials insufficient to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

Even if we receive marketing approval for our product candidates, regulatory or other governmental authorities may still impose significant restrictions on our products, including restrictions on indicated uses or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, we expect that, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of SAGE-547, taking into account the recommendation of the FDA. The DEA is not currently obligated to make its determination in any specific timeframe. As a result, the process may be more time consuming than we expect, and may delay our ability to market SAGE-547 if it is approved. Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our product candidates. Any such setback would have a material adverse effect on our business and prospects.

We cannot be certain that the results of our ongoing Phase 3 clinical trial of SAGE-547 will be sufficient to support the submission of an NDA for this product candidate, and in any event we must obtain additional clinical and non-clinical data before an NDA may be submitted.

In general, the FDA requires two pivotal trials to support approval of an NDA, but in certain circumstances, will approve an NDA based on only one pivotal trial. If successful, we believe the results from our ongoing Phase 3 clinical trial of SAGE-547, together with other safety and efficacy data from the SAGE-547 development program, could form the basis of an NDA submission for SAGE-547. However, depending upon the outcome of the Phase 3 clinical trial and the other development activities under the current program, the FDA may require that we conduct additional pivotal trials before we can submit an NDA for SAGE-547.

Furthermore, we will need to complete several other clinical and non-clinical studies prior to submitting an NDA to the FDA, including studies to evaluate the pharmacokinetics and/or pharmacodynamics of SAGE-547 in special populations. If the result of these additional clinical and non-clinical studies are delayed or yield unanticipated results, it may delay or prevent the submission or approval of an NDA for SAGE-547.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-547 for the treatment of SRSE, and in the future we may seek Fast Track designation for other product candidates as well. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process, and does increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

The number of patients suffering from SRSE is small and has not been established with precision. If the actual number of patients with SRSE or any other diseases or disorders we elect to pursue with our product candidates is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development of our product candidates, and even if such product candidates are approved, our revenue and ability to achieve profitability may be materially adversely affected.

Our lead product, SAGE-547, is currently being studied in a Phase 3 clinical trial for the treatment of patients with SRSE. There is no precise method of establishing the actual number of patients with SRSE in any geography over any time period. Moreover, SRSE is an acute episode condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. We estimate that the annual incidence of SRSE in the United States is approximately 25,000 patients, and it may be that only a subset of those patients would be potential candidates for treatment with SAGE-547. We plan to develop our product candidates in certain other indications, including potentially status epilepticus, refractory status epilepticus, orphan epilepsies, post-partum depression, essential tremor, Smith-Lemli-Opitz Syndrome and anti-NMDA receptor encephalitis. We may not be able to accurately estimate the prevalence or size of the addressable patient population for some or all of those indications or any other indication that we elect to pursue. In estimating the potential prevalence or size of market we may use assumptions that do not prove to be accurate. If the actual number of patients with SRSE or any other indication in which we elect to pursue development of our product candidates is lower than we believe, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. Further, if any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

Favorable results from the emergency-use cases of SAGE-547 do not ensure that clinical trials will be successful and the results in any future emergency-use cases or under our expanded access protocol may not be positive and could adversely impact our clinical development plans.

SAGE-547 has been administered to a small number of patients as part of emergency-use cases, which permitted the administration of SAGE-547 outside of clinical trials. We expect that there may be additional emergency use cases, and also expect to continue to enroll SRSE patients under a Phase 3 open-label expanded access protocol in the U.S. for patients who are affected by SRSE but who have not been admitted to, nor can be transferred to, a Phase 3 clinical site. No assurance can be given that positive results observed to date in emergency-use cases are attributable to SAGE-547, as they were not carried out in the controlled environment of a clinical trial. Further, no assurance can be provided that administration of SAGE-547 to SRSE patients under the open-label expanded access protocol or in any future emergency-use cases will have positive results or that the positive results will be deemed to be attributable to SAGE-547. In the event there are negative results in future emergency-use cases or under the expanded access protocol, it could adversely affect or delay our clinical development of SAGE-547.

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547 in emergency-use cases, investigator sponsored trials; exploratory clinical trials; expanded access programs; or any clinical trials, it may adversely affect our development of SAGE-547 for SRSE.

In addition to use in emergency cases and under the expanded access protocol, as described above, SAGE-547 is currently being tested in an investigator sponsored clinical trial for the treatment of traumatic brain injury, or TBI, by one of our collaborators and may be subjected to testing for other indications in additional investigator sponsored trials. We are also conducting, or expect to conduct, additional proof of concept trials using SAGE-547 and additional non-clinical studies and clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 are observed in emergency-use cases or in investigator sponsored clinical trials of SAGE-547 or our clinical trials, it may adversely affect or delay our clinical development of SAGE-547, or we may need to abandon its development for SRSE entirely, and the occurrence of these events would have a material adverse effect on our business.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of SAGE-547 in SRSE may not be replicated in our ongoing Phase 3 clinical trial. Our Phase 3 clinical trial of SAGE-547 differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of SAGE-547 is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the data in our Phase 3 clinical trial. In addition, the formulation of SAGE-547 we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change will negatively affect trial results, but we cannot be sure. Similarly, the results from our early-stage proof-of-concept clinical trials of SAGE-547 in essential tremor and post-partum depression may not be replicated in subsequent clinical trials of same or other product candidates in those indications even if the mechanism of action is the same. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials, including previously unreported adverse events. For example, we may observe safety issues in clinical studies of SAGE-217 that we did not observe or appreciate in non-clinical studies. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE and our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

•	delays in filing or receiving approvals of additional INDs that may be required;

•	negative results from our ongoing non-clinical studies or clinical trials;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;

•	challenges in recruiting and enrolling patients to participate in clinical trials, including, in the case of SAGE-547, the small size of the patient population and acute nature of SRSE; the proximity of patients to trial sites; eligibility criteria for the clinical trial; the nature of the clinical trial protocol; the availability of approved effective treatments for the relevant disease; and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;

•	delays in validating any endpoints utilized in a clinical trial;

•	our inability to satisfy the CMC requirements of the FDA or file amendments to our IND as requested by the FDA prior to the initiation of a clinical trial;

•	the FDA and applicable regulatory authorities outside the U.S. may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•	reports from non-clinical or clinical testing of other CNS therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, commencement of a Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the FDA for additional non-clinical study data. There is no guarantee that we will be able to generate data that will satisfy the FDA, and enable us to commence the Phase 1 clinical trial. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing non-clinical studies, or adverse side effects or lack of effectiveness identified in ongoing clinical trials;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue clinical trials.

Changes in regulatory requirements, FDA guidance or unanticipated events during our non-clinical studies and clinical trials of our product candidates may occur, which may result in changes to non-clinical studies and clinical trial protocols or additional non-clinical studies and clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or unanticipated events during our non-clinical studies and clinical trials may force us to amend non-clinical studies and clinical trial protocols or the FDA or applicable regulatory authorities outside the U.S. may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our non-clinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our non-clinical studies or clinical trials, or if we are required to conduct additional non-clinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

We rely, and expect that we will continue to rely, on third parties to conduct any clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or become financially distressed; or

•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including current Good Clinical Practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties.

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

We rely completely on third-party suppliers to manufacture our clinical drug supplies for our product candidates, and we intend to rely on third parties to produce non-clinical, clinical and commercial supplies of our product candidates in the future.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of our product candidates, or any future product candidates, for use in the conduct of our non-clinical studies and clinical trials, or for future commercial use, and we rely completely on third-party suppliers. For example, SAGE-547 used in the emergency-use cases was manufactured at an academic site, the active pharmaceutical ingredient for SAGE-547 for our Phase 1/2 clinical trial was manufactured at an academic site and SAGE-547 as formulated for our Phase 1/2 clinical trial was manufactured at a third-party manufacturer’s site. SAGE-547, as formulated for our Phase 3 clinical trial, is also manufactured at a third-party manufacturer’s site. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit our NDA or equivalent foreign regulatory submission to the applicable regulatory agency.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products, and to manufacturing validation batches required for regulatory approval. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not have long-term supply agreements in place with our contract manufacturers, and each batch of our product candidates is individually contracted under a quality and supply agreement. If we engage new contract manufacturers, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our product candidates, if approved.

We believe our current scale of manufacturing is adequate to support all of our needs for non-clinical studies and clinical trial supplies.

Even if we receive marketing approval for our product candidates in the United States, we may never receive regulatory approval to market our product candidates outside of the United States.

Even if we receive marketing approval for our product candidates in the United States, we may never receive regulatory approval to market our product candidates outside of the United States. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Even if we are able to successfully develop our product candidates and obtain marketing approval in a country, we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, we expect that, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of SAGE-547, taking into account the recommendation of the FDA. The DEA is not currently obligated to make its determination in any specific timeframe. As a result, the process may be more time consuming than we expect. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

In the field of neuroactive steroids focused on modulation of GABAA or NMDA receptors, our principal competitor is Marinus Pharmaceuticals, Inc., or Marinus, which is developing a reformulated form of Ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, for potential treatment of drug-resistant partial complex seizures and fragile X syndrome. In addition, Marinus has announced initiation of the clinical phase of its intravenous Ganaxolone program in SE.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on CNS disorders, including our SE program. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as SAGE-547, SAGE-217, and SAGE-689, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for SAGE-547 as a treatment for SRSE, physicians may nevertheless prescribe SAGE-547 to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

SAGE-547 will, and our other product candidates may, contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize SAGE-547, and potentially our other product candidates, it is expected that the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. If approved, SAGE-547 is expected to be, and our other product candidates may be, regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We expect that SAGE-547 will, and our other product candidates may, be listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Also, distribution, prescribing and dispensing of these drugs are regulated. Other Schedule IV compounds include sedative hypnotics such as benzodiazepines.

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

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates with other available therapies. If reimbursement for our product candidates is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Even though we have obtained orphan drug designation for SAGE-547 as a treatment for SE, there may be limits to the regulatory exclusivity afforded by such designation.

Even though we have obtained orphan drug designation for SAGE-547 for treatment of SE from the FDA, there are limitations to exclusivity afforded by such designation. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain approval for a drug that shares the same active moiety as an already approved orphan-designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

•	our inability to directly control commercial activities to the extent we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	the existence of additional potentially relevant third party intellectual property rights;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, should they issue, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to SAGE-547, GABAA receptor modulators, including genus and species claims to SAGE-217, SAGE-689 and NMDA receptor modulators.

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

Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues and is held to be valid and enforceable, competitors may be able to design around our patents, such as using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our sales if any of our product candidates are approved in those countries.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For the patent families related to SAGE-547, SAGE-217 and SAGE-689, and many of the other patent families that we own or license, the relevant statutory deadlines have not yet expired. For each of the patent families that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States.

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

We have also entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop SAGE-547 and SAGE-689 for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical/regulatory milestones and, if approved and marketed, single-digit royalties on SAGE-547 and SAGE-689. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our SAGE-547 and SAGE-689 product candidates are formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize SAGE-547 and SAGE-689 in their current formulations.

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

Most of our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We also engage advisors and consultants who are concurrently employed at universities or who perform services for other entities.

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

As of the date of this filing, we had 46 full-time employees and no part-time employees, and as our product candidates reach later stage clinical development, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to successfully develop our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our future success depends on our ability to retain our President and Chief Executive Officer and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Jeffrey M. Jonas, our President and Chief Executive Officer. We have entered into an employment agreement with Dr. Jonas, but he may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Dr. Jonas in the foreseeable future, the loss of his services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-man life insurance on Dr. Jonas. We rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Now that we are a public company, and since we will no longer be an “emerging growth company” at the end of 2015, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards of $55.8 million and $55.4 million, respectively, which begin to expire in 2031. As of December 31, 2014, we also had federal and state research and development tax credit carryforwards of $0.7 million and $0.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2014, we had federal orphan drug tax credit carryforwards of $3.6 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of a follow-on public offering in April 2015 and our initial public offering, or IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, follow-on offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products if we receive marketing approval. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses paid by us. From our inception through September 30, 2015, we had received net proceeds of $313.7 million from such transactions. As of September 30, 2015, our cash and cash equivalents were $204.9 million. We have incurred significant net losses in each year since our inception, including net losses of $65.9 million for the nine months ended September 30, 2015 and $36.1 million for the year ended December 31, 2014. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our lead product candidates, SAGE-547, SAGE-217 and SAGE-689, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell SAGE-547, SAGE-217 or SAGE-689. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete clinical trials that meet their clinical endpoints;

•	initiate and successfully complete all efficacy and safety studies and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our product candidates;

•	commercialize our product candidates, if approved, by developing a sales force or entering into collaborations with third parties; and

•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

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

We are currently advancing our product candidates through non-clinical and clinical development. Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidate in clinical trials. Depending on the status of regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our product candidates, we may also require additional capital to fund operating needs even after approval. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand our activities more rapidly than we presently anticipate.

As of September 30, 2015, our cash and cash equivalents were $204.9 million. Based on our current operating plan, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations through mid-2017. Our current operating plan does not contemplate that all of the planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change as a result of many factors currently unknown to us. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Risks Related to Our Common Stock

Market volatility may affect our stock price and the value of an investment in our stock.

The market price for our common stock, similar to other biopharmaceutical companies, is likely to be volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	plans for, progress of, or results from non-clinical studies and clinical trials of our product candidates;

•	any delay in filing for regulatory approval of our product candidates;

•	the failure of the FDA or any other regulatory authority to approve our product candidates, or any unexpected limitation on the approved indication or onerous condition of approval;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of our CNS therapies;

•	regulatory or legal developments in the United States and other countries;

•	failure of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

We have a significant stockholder, which will limit a stockholder’s ability to influence corporate matters and may give rise to conflicts of interest.

A fund affiliated with Third Rock Ventures, or TRV, is our largest stockholder. As of September 30, 2015, TRV beneficially owned approximately 22.4% of our common stock. Accordingly, TRV exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. Furthermore, the interests of TRV may not always coincide with the interests of other stockholders and TRV may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit the ability of our stockholders to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2015, existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with ARCH Venture Fund VII, L.P., or ARCH, TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 42.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock acquired in the our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities.

We have broad discretion in how we use the proceeds from our IPO and follow-on public offering and may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our follow-on public offering and our IPO. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the follow-on offering or from the IPO in a manner that does not produce income or that loses value.

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

We do not intend to pay dividends on our common stock and, consequently, the ability of our stockholders to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

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

SAGE THERAPEUTICS, INC.

November 6, 2015	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 6, 2015	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*#	Amended and Restated Commercial License Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015

10.2*#	Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015

10.3*	Third Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of September 9, 2015

10.4*	Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of October 27, 2015

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.