Form 10-K
period 2015-12-31
Sage Therapeutics, Inc.
filed 2016-02-29
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2015 was approximately $903,465,958, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Market reported for such date.

As of February 16, 2016, there were 32,022,187 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to develop and commercialize our product candidates in the central nervous system, or CNS, disorders we discuss in this Annual Report, and potentially in other indications;

•	our ability, within the expected timeframes, to complete our ongoing non-clinical studies and clinical trials; to announce the results of such studies and trials; to advance our product candidates into additional clinical trials, including pivotal clinical trials; and to successfully complete such clinical trials;

•	our plans with respect to filing for regulatory approval for our product candidates, if clinical trial development is successful, and the potential to obtain such approval and to commercialize any product, if approved

•	our estimates regarding expenses, the potential for future revenues and capital requirements;

•	our expectations with respect to the availability of supplies of our product candidates, and the expected performance of our third-party manufacturers;

•	our expectations with respect to the performance of our contract research organization and other third parties whose activities are important to our development and future commercialization efforts;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•	the estimated number of patients in indications of interest to us, and the size of the potential markets for our product candidates and our ability to serve those markets;

•	the anticipated rate and degree of market acceptance of our product candidates for any indication once approved;

•	the level of costs we may incur in connection with our activities, and our ability to obtain additional financing when needed;

•	the potential for success of competing products that are or become available for the indications that we are pursuing;

•	the potential risk of loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A. Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, not prove to have been accurate.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Sage” the “Company,” “we,” “us,” and “our” refer to Sage Therapeutics, Inc. and its subsidiaries.

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-threatening central nervous system, or CNS, disorders, where there are inadequate or no approved existing therapies. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

Our lead product candidate is SAGE-547, a proprietary intravenous formulation of allopregnanolone, a naturally occurring neurosteroid that acts as a synaptic and extrasynaptic modulator of the GABAA receptor. GABA is the major inhibitory neurotransmitter in the CNS, and mediates downstream neurologic and bodily function via activation of GABAA receptors. We believe that allosteric modulation of the GABAA receptor has the potential to be well-suited for the treatment of seizures and certain other CNS disorders because it allows for the fine-tuning of neuronal signals rather than complete activation or complete inhibition. SAGE-547 is in Phase 3 clinical development as an adjunctive therapy for the treatment of super-refractory status epilepticus, or SRSE. SRSE is a rare and life-threatening condition where a patient is in a state of continuous seizure called status epilepticus, or SE, and all of the standard treatment regimens normally sufficient to stop the seizure activity have failed. We expect to report top-line results from the global, randomized, double-blind, placebo-controlled Phase 3 trial of SAGE-547 in SRSE in the second half of 2016. If successful, we believe the results of the Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 clinical program, and results of ongoing non-clinical studies, could form the basis of a New Drug Application, or NDA submission, in the U.S. for SAGE-547.

We have also used SAGE-547 in proof-of-concept clinical trials to explore potential uses of GABAA receptor modulators to treat post-partum depression, or PPD, a distinct and readily identified major depressive disorder, and essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause. We are currently conducting an additional Phase 2 exploratory trial of SAGE-547 in the treatment of severe PPD. We expect the data from these exploratory trials to guide the development of second-generation GABAA receptor modulators for the applicable diseases.

Our next-generation product candidates, SAGE-217 and SAGE-689, also target the GABAA receptor system. These compounds have been designed to have pharmaceutical properties that optimize both their non-clinical profiles and potential clinical profiles for the treatment of certain seizure and non-seizure CNS disorders. We are currently conducting a Phase 1 clinical trial of SAGE-217, which we expect to complete in the first half of 2016. If the Phase 1 clinical trial of SAGE-217 supports further development, we plan to commence Phase 2 clinical trials of SAGE-217, initially in essential tremor and orphan epilepsies. SAGE-689 is in non-clinical development. Our Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the United States Food and Drug Administration, or FDA, for additional non-clinical study data.

We are also studying novel compounds that target the NMDA receptor, a critical excitatory receptor system in the brain implicated in a broad range of CNS disorders. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of NMDA receptors. We have begun non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis. Beyond these conditions, we believe measuring levels of anti-NMDA antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify for future study broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders among others. We believe that we will have the opportunity to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered on a scaffold of chemically modified endogenous neuroactive steroid compounds. We believe our know-how around the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics by enabling us to control important properties such as half-life, brain penetration and the types of receptors with which our compounds interact with the goal of developing product candidates that have the potential to bind with targets in the brain with more precision, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

SAGE was founded in 2010, based on leading research in the areas of brain function and neuroactive steroids, to explore novel approaches to CNS therapeutics. Since our inception, we have continued to expand our know-how related to CNS therapeutics through our research and development programs, and to pursue intellectual property protection with respect to our proprietary chemistry platform. In addition, we have assembled a world-class management team that together has been a part of the successful discovery, development and commercialization of more than 20 marketed CNS therapies.

Recent Developments

In January 2016, we completed a follow-on public offering of 3,157,894 shares of our common stock at a price to the public of $47.50 per share, for net proceeds, after deducting underwriters’ discounts and commissions and estimated offering expenses, of approximately $140.4 million.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on development and commercialization of novel proprietary therapies for the treatment of life-threatening CNS disorders. Key elements of our strategy are to:

•	Rapidly advance SAGE-547 as a treatment for SRSE.

•	Utilize SAGE-547 in exploratory trials in certain diseases of interest to help guide the development of second-generation GABAA receptor modulators for those diseases.

•	Develop our next generation product candidates, SAGE-217, SAGE-689 and SAGE-718, in parallel with SAGE-547.

•	Enhance the probability of success in treating CNS disorders by developing unique assets with differentiated features, and focus our internal development activities on CNS indications where we can make well- informed, rapid go/no-go decisions.

•	Grow our pipeline more broadly utilizing the strengths of our proprietary chemistry platform and scientific know-how, to lessen our long-term reliance on a single franchise and to facilitate long-term growth.

•	Build a commercial capability to bring our CNS therapeutics, if and when approved, to physicians and patients for the target indications.

Understanding the Foundations of Our Approach

Neurotransmission

The CNS is composed of a vast and complex network of different structures and cell types, most of which serve directly or indirectly, to provide a means for the nervous system to signal or communicate with other nerve cells in order to regulate and control all brain function. The cell type responsible for this signaling is called a neuron. Chemical or electrical signals can exert their effects on neurons by traveling across a physical gap located between two neurons, called a synapse. Presynaptic neurons transmit signals whereas postsynaptic neurons react to the signals. The human brain contains approximately 86 billion neurons, each having hundreds to tens of thousands of synapses to allow for this communication. This process is essential to all things, from organ function, to movement, to memory and all behavioral processes.

Neurotransmission is the process by which signaling molecules, called neurotransmitters, are released by a presynaptic neuron, travel over the synaptic space and bind to and interact with receptors on a postsynaptic neuron. Depending on the nature of the neurotransmitter and receptor, this interaction results in excitation, inhibition or modulation of the receiving neuron’s behavior.

Synaptic receptors are primarily located inside the synaptic cleft, or the space where the neurons communicate, and have been historically considered to be the most important part of the neuron. However, recent understanding of neurotransmission and brain function has shown there are many extrasynaptic receptors that also respond to neurotransmitters to exert their effects. For example, it is becoming increasingly understood that extrasynaptic GABAA receptor-mediated neurotransmission is critical to generalized neurological function and has demonstrated influence over general physiological states such as sleep, hunger, anxiety and seizure, among other things.

Allosteric Modulation

We are focused on developing drugs based on selective allosteric modulation of key CNS synaptic and extrasynaptic receptors. Molecules that function directly on synaptic or extrasynaptic receptors at the site where the native, or natural, molecule binds to inhibit or activate them are known as orthosteric molecules. Alternatively, allosteric modulators are a class of small molecules very different from classical orthosteric drugs, as allosteric modulators interact at a site different from the native site and allow the potential for fine-tuning of neuronal signals.

Orthosteric drugs aimed at key synaptic receptors typically have a targeted effect of complete activation or complete inhibition of the neuron, with little subtlety in how they exert their effect. As a result, neurons may be unable to respond to normal stimuli, and can become over-stimulated by a neurotransmitter or be unable to respond to normal neurotransmission, thus potentially negatively impacting both the efficacy and safety profile of an orthosteric CNS drug development candidate. We believe that nowhere in the body is it more important to maintain normal rhythms than in the brain, and accordingly we believe that allosteric modulation approaches are well-suited for the treatment of seizure and other CNS diseases.

We utilize our proprietary chemistry capabilities to design and identify drugs that are allosteric modulators that bind to either or both synaptic and extrasynaptic receptors, and that have properties targeted to the indications of interest. Our current focus is on developing compounds that are positive allosteric modulators of both synaptic and extrasynaptic sites of either the GABAA receptor or the NMDA receptor system. Our goal is to select for development compounds that we believe are capable of varying degrees of desired activity rather than complete activation or inhibition of the receptor as is typically observed with orthosteric drugs.

Allosteric Modulation of Extrasynaptic GABAA Receptors

GABAA receptors are the major inhibitory neurotransmitter receptors in the human brain, playing a key role in reducing neuron excitability. Our initial focus is on the development of positive allosteric modulators of both synaptic and extrasynaptic sites of the GABAA receptor. Benzodiazepines, or BDZs, are allosteric modulators that primarily act at a particular receptor, the synaptic GABAA receptor, with little or no activity at extrasynaptic sites. We believe we can enhance the potential utility of modulating the GABAA receptor for certain indications, and effectively avoid some of the limitations of BDZs, by developing compounds that bind to both synaptic and extrasynaptic GABAA receptors. The extrasynaptic GABAA receptor is structurally distinct from the synaptic receptor, possesses unique pharmacology and is located in a different place than the synaptic GABAA receptor. In addition, the extrasynaptic GABAA receptor remains intact during prolonged periods of seizure with no down-regulation while synaptic GABAA receptors are down-regulated, or diminished in their activity causing some SE patients to be resistant to the action, or pharmacology, of drugs that only target the synaptic GABAA receptors, such as BDZs. Published non-clinical testing utilizing well-validated animal models of SE and sophisticated instruments for identifying the expression of both synaptic and extrasynaptic GABAA receptors on the surface of neurons support this hypothesis. These studies, performed in rats, showed a reduced number and activity of synaptic GABAA receptors during SE, in contrast to the preserved number and activity of extrasynaptic GABAA receptors under the same conditions. These studies were done by measuring the amount of GABAA synaptic and

GABAA extrasynaptic receptors that are present on the surface of the neurons. The analysis of protein present for each of the respective receptors in animals in the SE-state, versus normal animals, shows the difference in GABAA receptor expression.

The figure below shows the results of a rodent study where the subject animals were placed into an SE-like condition of prolonged seizure resulting in continuous spontaneous seizures. SAGE-547 was then administered to certain animals while the others received a BDZ. In this animal model, BDZs were unable to adequately control the seizure condition which we believe is due to down-regulation of synaptic GABAA receptors. In contrast, SAGE-547, working at both synaptic and extrasynaptic GABAA receptors, appears to have treated the seizures in these animals and resolved their SE.

Allosteric Modulation of NMDA Receptors to Address Certain CNS Conditions

NMDA is a major excitatory receptor system in the brain. NMDA receptors serve a critical role in CNS-related activities. Orthosteric drug candidate approaches to modulating the NMDA receptor have also been fraught with difficulties. NMDA receptor antagonists have been explored for treating Alzheimer’s disease and neuropathic pain and for inducing anesthesia. Drugs that antagonize NMDA receptors have generally been limited by adverse effects, such as neurotoxicity, deteriorating mental status and psychotomimetic, or the onset of psychotic symptoms, following the administration of the drug. NMDA receptor agonists have been tested in schizophrenia, and many believe that they may have a role in enhancing cognition and mood. However, their ability to be used at effective doses in humans has generally been limited by non-clinical findings indicating these agents may induce cell death through excess excitation of nerve cells.

We have identified, and continue to evaluate, a number of positive and negative allosteric modulators of the NMDA receptor that we believe have the potential to overcome the difficulties associated with orthosteric approaches. Like our GABAA allosteric modulators, our NMDA receptor allosteric modulators work at sites located in the synaptic and extrasynaptic spaces of the neuron and enhance, or modulate, the activity of the native molecule without directly activating the NMDA receptor. Initial animal testing of our NMDA receptor allosteric modulators has shown evidence that targeting the synaptic and extrasynaptic spaces may help avoid the excitotoxicity and psychotomimesis observed with directly activating, orthosteric compounds. This in turn may eventually allow us to discover and develop, alone or with partners, compounds to treat certain conditions where NMDA receptor dysfunction may play a role in cognitive dysfunction and neuropsychiatric symptoms such as certain types, aspects or subpopulations of depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. The first product candidate selected for development from this program is SAGE-718. We have begun non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis.

Our proprietary chemistry platform

Our proprietary chemistry platform is centered on novel chemical scaffolds of endogenous or chemically modified synthetic neuroactive steroid compounds that are allosteric modulators of GABAA or NMDA receptors. We have leveraged this platform to assemble a chemistry portfolio of greater than 2,000 compounds. We believe our proprietary chemistry platform allows us to:

•	optimize the properties of neuroactive steroid compounds to develop proprietary, new chemical entities, with the potential to be used as oral, intravenous, or IV, or intramuscular therapies;

•	control important properties such as half-life, brain penetration and the types of receptors our drugs act upon, thereby modulating either inhibition or excitation either acutely or chronically; and

•	create drugs that are designed to exert control over the intensity of receptor activation or deactivation, with the potential to hit targets in the brain with more precision, with the goal of increased tolerability and fewer off-target side effects than current CNS therapies.

Our Product Pipeline

The following table summarizes the status of our development programs as of the date of this Annual Report:

SAGE-547

Overview

SAGE-547 is a proprietary IV formulation of allopregnanolone, a naturally occurring neurosteroid that acts as a synaptic and extrasynaptic modulator of the GABAA receptor. SAGE-547 is being developed as an adjunctive therapy in conjunction with underlying anesthesia, as a treatment for SRSE. In the third quarter of 2015, we initiated the STATUS Trial (SAGE-547 Treatment as Adjunctive Therapy Utilized in Status Epilepticus), a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate SAGE-547 as a treatment for patients with SRSE. We expect to announce top-line results for the Phase 3 clinical trial in the second half of 2016. If successful, we believe the results from this Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 development program and results of completed and ongoing non-clinical studies, could form the basis of an NDA submission for SAGE-547 in the U.S. The FDA granted us orphan drug designation for SAGE-547 in the treatment of SE including SRSE, and Fast Track designation for our investigational new drug application for SAGE-547 as a treatment for SRSE.

Super-refractory Status Epilepticus (SRSE)

SRSE is rare, life-threatening condition where a patient is in a state of SE and all standard treatment regimens normally sufficient in stopping seizure activity have failed. The Neurocritical Care Society defines SE as one continuous unremitting seizure lasting longer than five minutes, or recurrent seizures without regaining consciousness between seizures for greater than five minutes. Seizures are episodes of abnormal excessive or synchronous neuronal activity in the brain. The outward effect can vary from rapid uncoordinated movement of the trunk and extremities, known as tonic-clonic seizure, to a brief loss of awareness, known as an absence seizure. An electroencephalogram, or EEG, is a measurement of electrical activity within neurons of the brain. Each line of an EEG represents a different region of the brain and becomes aberrant during a state of seizure. In cases of recurring or frequent seizures, or with persistent and long seizures, uncontrolled neurotransmission results in remodeling or changes to brain synaptic function. These physiological and anatomical changes to the brain include changes to the receptor systems of neurons, and shape of the neuron thereby impacting its ability to function, resulting in disorganization of brain proteins and potentially neuronal death.

Common causes of SE in adults include preexisting epilepsy, cerebrovascular disease, metabolic and electrolyte disturbances, encephalopathies, head trauma and drug or substance intoxication. SE is more common in children, often as a result of high fever during the first year of life. It is the most common neurologic emergency in pediatric practice. An SE patient is first treated with BDZs, and if no response, is then treated with other, second-line, anti-seizure drugs. If the seizure persists after second-line therapy, the patient is diagnosed as having refractory SE, or RSE, admitted to the intensive care unit, or ICU, and placed into a medically induced coma. Currently, there are no therapies that have been specifically approved to treat refractory SE, or RSE; however, physicians typically use anesthetic agents to induce the coma and stop the seizure immediately. The primary drugs used to induce coma are continuously infused IV agents such as propofol, midazolam or pentobarbital. The RSE patient is continually monitored through EEG to ensure burst suppression is achieved. Burst suppression is a pattern of brain waves seen on an EEG characterized by periods of activity alternating with periods of little or no activity in the brain, informing medical personnel of the effectiveness of the medically induced coma. The goal of burst suppression is to allow the brain and corresponding neuronal tissue to restore function and reset to normal pre-seizure levels. After a short period of burst suppression, typically 24 hours, physicians attempt to wean the patient from the medically induced coma to evaluate EEG activity to assess if the neuronal activity has returned to normal levels. If unsuccessful, the patient is placed back into the medically induced coma in order to protect underlying neurological activity and brain function. At this point, patients are considered to be in a state of SRSE. The current standard of care for SRSE is empiric, and there are no therapies at present that have been specifically approved for this indication. We estimate that there are approximately 150,000 cases of SE each year in the United States, of which approximately 25,000 progress to SRSE.

Clinical Trials

We are currently conducting the STATUS trial, a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial, to evaluate SAGE-547 as a treatment for patients with SRSE. We expect to enroll up to 140 patients, ages two and above, in the STATUS trial in order to obtain an estimated 126 evaluable patients. We anticipate that we will qualify approximately 150 sites in the United States, Canada and Europe. The trial design, endpoints and statistical analysis approach are based on an agreement we reached with the FDA under a Special Protocol Assessment. Subjects will be randomized in a 1:1 ratio to receive either SAGE-547 or placebo in addition to standard-of-care third-line anti-seizure agents for six days. The primary efficacy endpoint of the trial is continued resolution of SE for 24 hours following wean of all third-line agents and the blinded study drug (SAGE-547 or placebo). Patients who do not respond during the initial treatment period will be eligible for open-labeled treatment with SAGE-547.

On August 17, 2015, we reported we had treated the first patient enrolled in the Phase 3 clinical trial. We expect to report top-line results from this trial in the second half of 2016. If successful, we believe the results from this Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 development program and results of completed and ongoing non-clinical studies, could form the basis of an NDA submission for SAGE-547 in the U.S. The FDA has granted us orphan drug designation for SAGE-547 in the treatment of SE including SRSE, and Fast Track designation for our investigational new drug application for SAGE-547 as a treatment for SRSE.

On May 14, 2015, we reported final results from our open-label Phase 1/2 clinical trial of SAGE-547 in SRSE. In the Phase 1/2 clinical trial, 77% of 22 evaluable patients met the key efficacy endpoint of being successfully weaned off their anesthetic agents while SAGE-547 was being administered at the maintenance dose. Subsequent post-hoc analysis involving duration of the weaning period (five days versus six days) showed that 16 of 22 (73%) evaluable subjects were successfully weaned off both anesthetic agents and SAGE-547 within five days of starting the SAGE-547 infusion without the need to reinstate anesthetic agents in the following 24-hour period, while 18 of 22 (82%) evaluable subjects were weaned off both anesthetic agents and SAGE-547 within six days of starting the SAGE-547 infusion without the need to reinstate anesthetic agents in the following 24-hour period which is the key efficacy endpoint of the Phase 3 clinical trial. SAGE-547 also showed favorable tolerability and a benefit-risk profile supporting further development for this acutely ill patient population. Overall, 64% of 25 patients enrolled in the trial experienced at least one serious adverse event, though none were drug-related as determined by the Safety Review Committee. Independent of treatment response, six patient deaths occurred within the study period, all driven by underlying medical conditions. Safety and tolerability were assessed by monitoring adverse events, EEG, physical examinations, neurological examinations, vital signs, clinical laboratory measures, electrocardiograms and concomitant medication usage. In order to allow full assessment of pharmacologic activity, the trial employed broad inclusion criteria, primarily excluding patients only if there is major damage to the brain, such as anoxic injury, devastating stroke or the presence of a large lesion. Other secondary objectives used to measure efficacy included scores on global and specific scales relating to cognition, agitation and depth of coma and survival. We can provide no assurance that the positive results observed in the Phase 1/2 trial will be replicated in the Phase 3 clinical trial.

Emergency-use experience with SAGE-547

We have compiled evidence of activity with SAGE-547 in a small number of SRSE patients, on an emergency-use basis, in situations where administration of SAGE-547 was permitted outside of clinical trials. The data generated from these emergency-use cases supported further clinical development of SAGE-547 in the treatment of SRSE. We expect that there may be additional emergency-use cases, and also expect to continue enrollment in a Phase 3 open-label expanded access trial, designated Study 302, which was initiated in April 2015. Study 302 is designed to make SAGE-547 available to patients in the U.S. who are affected by SRSE, but who have not been admitted to, nor can be transferred to, a STATUS trial site.

SAGE-547 Proof-of-Concept Studies

We have also used SAGE-547 in proof-of-concept clinical trials to explore potential uses of GABAA receptor modulators to treat post-partum depression, or PPD, a distinct and readily identified depressive disorder that affects certain women following childbirth, and essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause.

On June 9, 2015, we reported top-line data from our proof-of-concept open-label clinical trial of SAGE-547 in PPD that indicated a statistically significant improvement from baseline in depression in four women within 24 hours after administration of intravenous SAGE-547. During the SAGE-547 treatment period, all four patients rapidly achieved remission, as measured by the Hamilton Rating Scale for Depression, or HAM-D, and improved from a mean HAM-D score of 26.5 at baseline to a mean HAM-D score of 1.8 at the end of the 60-hour treatment period. All four patients also demonstrated consistent improvement as measured by the Clinical Global Impression-Improvement, or CGI-I scale. SAGE-547 was well-tolerated in all patients treated with no serious adverse events observed on therapy or during the 30-day follow-up period, and no discontinuations due to adverse events. A total of 14 adverse events were reported in four patients. The only adverse event reported in more than one patient was sedation (sleepiness) observed in two patients, which led to a decrease in dose. In November 2015, we initiated a multi-center, placebo-controlled, proof-of-concept trial of SAGE-547 in severe PPD patients. We plan to enroll up to 32 patients diagnosed with severe PPD in the trial which is intended to validate the activity signal observed in the earlier open-label study of SAGE-547 in the treatment for PPD.

On September 3, 2015, we announced results from a proof-of-concept clinical trial of SAGE-547 to evaluate the GABAA mechanism of action as a treatment for essential tremor. In a randomized, double-blind, placebo-controlled, crossover trial of 25 patients affected by essential tremor, where patients were exposed to the target steady state dose of SAGE-547 for only two hours, several clinician-rated and accelerometer-rated measures showed significant reductions in tremor. These changes included a statistically significant reduction in accelerometer-measured upper limb kinetic tremor (p=0.046) which is one of the major manifestations of tremor impacting morbidity. Likewise, clinician ratings of large tremor motions, as well as smaller movements such as writing and spiral drawing, also showed improvement approaching statistical significance (p=0.056). In addition, SAGE-547 demonstrated a clinically meaningful reduction of tremor amplitude as measured by accelerometer (at least a 30% reduction from baseline) in 33% of patients, compared with 16% of patients in the placebo arm. In this phase of the trial, anti-tremor activity of SAGE-547 was observed at non-sedating doses, and peak anti-tremor activity correlated with steady state SAGE-547 levels. The time points showing the greatest reductions in tremor corresponded to peak plasma measurements. Seventeen of these patients were exposed to higher doses of SAGE-547 in an open-label extension with 44% demonstrating at least a 30% reduction in tremor amplitude from baseline. The most common adverse events at higher doses were fatigue and dizziness. Hypotension led to discontinuation of one patient. No serious adverse events were observed on therapy or during the 30-day follow-up period.

SAGE-217

SAGE-217 is a novel neuroactive steroid that is a positive allosteric modulator of GABAA receptors. Like SAGE-547, SAGE-217 targets synaptic and extrasynaptic GABAA receptors. We are currently conducting a Phase 1 clinical trial of SAGE-217, which we expect to complete in the first half of 2016. While SAGE-547 is an IV infusion intended for acute administration, SAGE-217 is currently being studied as an oral solution. We are in the process of developing a solid dosage formulation of SAGE-217 intended for chronic use. In the event the results of the Phase 1 clinical trial of SAGE-217 support further development, we plan to commence Phase 2 clinical trials of SAGE-217 in the treatment of orphan epilepsies and essential tremor, and potentially PPD.

Orphan Epilepsies

SAGE-217 has shown dose-related anticonvulsant activity in multiple acute seizure and chronic epilepsy models. If the results of the Phase 1 clinical trial of SAGE-217 support further development, we plan to develop the compound as an oral therapy for rare neurologic conditions associated with high frequencies of seizures, such as Tuberous Sclerosis and Dravet, Rett, PCDH-19, Dup15q and Lennox-Gastaut syndromes, all of which have small patient populations and an unmet medical need for additional treatment options to treat the seizures. Dravet syndrome, also called severe myoclonic epilepsy of infancy, is a severe form of epilepsy. It typically appears during the first year of life with frequent fever-related seizures. Later, other types of seizures typically arise in patients with this disease. SE may also occur. Children with Dravet syndrome typically experience poor development of language and motor skills, hyperactivity and difficulty relating to others. Rett syndrome is a neurodevelopmental disorder that affects girls almost exclusively. It is characterized by normal early growth and development followed by a slowing of development, loss of focused use of the hands, distinctive hand movements, slowed brain and head growth, problems with walking, seizures and intellectual disability. Lennox-Gastaut Syndrome, or LGS, typically manifests in children between the ages of three and five, and is widely considered as a catastrophic childhood epilepsy in which multiple seizure types, including tonic and atonic, are common. LGS is typically associated with cognitive impairment and behavioral abnormalities such as hyperactivity. PCDH-19 is a pediatric epilepsy disorder linked to the X-chromosome and characterized by clustered seizures in girls with typical onset between ages one and three. Seizures may become infrequent or cease completely as the child ages. The long term prognosis for PCDH-19 patients is variable though most patients suffer from cognitive impairment. Tuberous Sclerosis, or TSC, is caused by abnormalities in the TSC1 and TSC2 gene. Seizures are common in TSC, affecting approximately 90% of patients. Approximately 50% of patients are cognitively affected. Dup15q Syndrome is an identifiable syndrome which results from duplications of a specific chromosome. Babies with Dup15q Syndrome typically have poor muscle tone, also known as hypotonia. Motor milestone such as rolling over, sitting up or walking are usually significantly delayed. Over half of patients with the Dup15q Syndrome will have at least one seizure. The majority of those patients will experience their first seizure before the age of five. Seizures are common in dup 15q syndrome patients with the idic(15) variant, and typically difficult to control, often presenting with infantile spasms and progressing to a Lennox-Gastaut-type syndrome. Despite being associated with different genetics and neuropathology these conditions both share growing evidence on the role of the GABA system in ameliorating seizures and other behavioral features of these disorders.

Essential Tremor

Essential tremor, or ET, is one of the most common neurological disorders. It is a non-life threatening, chronic, progressive disorder associated with involuntary, rhythmic shaking in the upper limbs and head that can cause substantial disability. Some cases of ET are inherited, and for others there is no known cause. We estimate that ET affects approximately 10 million people in the United States, a significant portion of whom are thought to be undiagnosed and untreated. We estimate that approximately 1.5 million of those ET patients have moderate to severe symptoms. Common treatments for ET include primidone, propranolol, gabapentin and benzodiazepines. Current treatments are only moderately effective, reducing, but not resolving, tremor amplitudes in approximately 50% of patients. Data suggest that ET is associated with brain neurodegeneration, and GABAA receptor dysfunction, thus providing a rationale for studying compounds that are allosteric modulators of the GABAA receptor and show anti-convulsant activity as potential treatments for ET. As described above, in a randomized, double-blind, placebo-controlled, crossover trial of 25 patients affected by ET, where patients were exposed to the target steady state dose of SAGE-547 for only two hours, several clinician-rated and accelerometer-rated measures showed significant reductions in tremor. Given its similar mechanism of action, we believe that SAGE-217 also has potential as a treatment for ET, but with a bioavailability and pharmacodynamic/pharmacokinetic profile intended for once-daily oral dosing. If the Phase 1 clinical trial results support further development, we plan to commence a Phase 2 clinical trial of SAGE-217 in the treatment of ET.

Post-partum Depression

PPD is a depressive disorder affecting a small portion of women after childbirth, and is characterized by sadness and depressed mood, loss of interest in daily activities, changes in eating and sleeping habits, fatigue and decreased energy, inability to concentrate, and feelings of worthlessness, shame or guilt, leading to significant functional impairment. Without sufficient treatment, PPD has devastating consequences for the mother and for her family. PPD inhibits the mother’s ability to perform daily activities and to bond with the baby and other members of the family. PPD also carries an increased risk for suicide in some women.

We estimate that PPD affects 10%-15% of mothers with onset at or before 6 months postpartum. Onset of moderate-severe symptoms is typically 2-4 weeks after birth. Initial treatment can extend for a minimum of 6 months. Current standard of care for severe PPD comprises the cautious use of pharmacological therapies. Women with severe PPD may be hospitalized to provide a safe and stable environment for recovery if they have suicidal ideation or attempt, are unable to function and care for themselves, or require monitoring during a change in or trial of a new medication. There are no current approved therapies specifically for PPD.

Naturally occurring allopregnanolone is found at its highest levels in women during the third trimester of pregnancy, returning to normal level generally within 24 hours of giving birth. Data suggest that women with PPD may be unusually sensitive to this rapid decline in allopregnanolone, potentially causing GABAA-system mediated mood disruption. Given this data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of PPD. As noted above, we have initiated a multi-center, placebo-controlled proof-of-concept clinical trial of SAGE-547 in patients with severe PPD. We plan to enroll up to 32 patients diagnosed with severe PPD in the trial which is intended to validate the activity signal observed in the earlier open-label study of SAGE-547 in the treatment of PPD. If the ongoing proof-of-concept clinical trial of SAGE-547 in severe PPD generates compelling data that confirms the potential of allosteric GABAA receptor modulation in the treatment of severe PPD, we plan to commence development of SAGE-217 in the treatment of PPD. SAGE-217 shares important GABA receptor pharmacology with SAGE-547.

SAGE-689

SAGE-689 is a novel positive allosteric modulator of GABAA receptors. SAGE-689 has shown anticonvulsant, anxiolytic and sedative properties in animal models. We believe SAGE-689 has potential as an acute adjunctive IV therapy for the treatment of indications where a high degree of anti-seizure activity and sedation are desirable prior to the introduction of general anesthesia, including, for example, for the treatment of SE patients whose seizures have not resolved after treatment with BDZs. Patients with SE at this stage have been transported by ambulance to the hospital, and frequently have received treatment in the emergency room with anti-seizure drugs. If their seizure does not resolve rapidly the patient must be transferred to the ICU and immediately placed into a medically induced coma to minimize the risk of brain damage. We believe the profile of SAGE-689 supports development as a second-line therapy for the treatment of SE patients whose seizures have not resolved after treatment with BDZs prior to a patient being placed into a medically induced coma. These characteristics include a wide therapeutic window to allow for modulation of the GABAA receptor without inducing deep anesthesia, and a short half-life to permit rapid onset and loss of activity. The latter property is intended to facilitate rapid discharge or transfer to the ICU without residual drug on board. SAGE-689 is being formulated for IV or intramuscular administration to optimize these characteristics in a clinical setting.

In 2015, we filed an investigational new drug application, or IND, for SAGE-689, however, commencement of our Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the FDA for additional non-clinical study data. There is no guarantee that we will be able to generate data that will satisfy the FDA, and enable us to commence the Phase 1 clinical trial. If we are able to successfully address the FDA’s questions, we plan to commence a Phase 1 clinical development program for SAGE-689 which will be designed to rapidly assess relevant product characteristics for this compound, such as quality of sedation, impact on EEG in normal patients and possibly in patients with epilepsy, pharmacokinetics and general safety. If early Phase 1 clinical trials are successful we plan to use our Phase 1 clinical trials to evaluate SAGE-689’s ability to induce EEG-confirmed effects on brain activity, including EEG burst-suppression.

SAGE-718

SAGE-718 is the first product candidate selected for development from our NMDA receptor program. SAGE-718 is a novel oxysterol-based positive allosteric modulator of NMDA receptors. In 2013, our scientists and collaborators published an article in The Journal of Neuroscience describing data from animal studies demonstrating that 24(S)-Hydroxycholesterol (cerebrosterol), a naturally occurring oxysterol, shows potent and selective activity in animal models as a positive allosteric modulator of NMDA receptors acting at a novel oxysterol modulatory site. SAGE-718 has been designed to be a highly potent and selective modulator of NMDA receptors with an optimized pharmacokinetic profile intended to support oral dosing. SAGE-718 has demonstrated robust activity in preclinical models of NMDA receptor hypofunction. We have begun non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis for which there are currently no approved treatments. Smith-Lemli-Opitz Syndrome, or SLOS is a rare metabolic disorder caused by a mutation in the DHCR7 (7-dehydrocholesterol reductase) gene which codes for an enzyme that is involved in the production of cholesterol in the brain. SLOS is associated with significantly decreased plasma levels of cerebrosterol, suggesting that normal oxysterol-based modulation of NMDA receptors is disrupted in these patients. People affected by SLOS are unable to make enough of the necessary cholesterol in the brain to support normal growth and development, and are affected by a broad range of neuropsychiatric and neurodevelopmental symptoms. Anti-NMDA Receptor Encephalitis, or ANRE, is a rare autoimmune disorder in which antibodies attack NMDA receptors. Symptoms of ANRE include a highly characteristic set of neuropsychiatric deficits, including cognitive and behavioral disturbances, movement disorders and loss of consciousness.

Beyond SLOS and ANRE, we believe measuring levels of anti-NMDA antibodies or decreased cerebrosterol levels may represent biomarkers to identify for future study broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain.

Further Exploitation of GABAA and NMDA Receptors

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders among others. We believe that we will have the opportunity to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered on a scaffold of chemically modified endogenous neuroactive steroid compounds. We believe our know-how around the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics by enabling us to control important properties such as half-life, brain penetration and the types of receptors with which our drugs interact with the goal of developing product candidates that have the potential to bind with targets in the brain with more precision, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

Our current focus will remain on those indications where we can independently develop and commercialize our products, if approved. We believe our broad potential pipeline lessens our reliance on the success of any one program. We believe our ability to design and develop novel molecules with distinct profiles and receptor subtype selectivity will also provide us, in the future, with an opportunity to create value by potentially partnering these assets with third parties who possess the development and commercialization capabilities to pursue these programs.

Manufacturing and Supply

We do not own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently resource all of our non-clinical and clinical material supply through third party contract manufacturing organizations, or CMOs, and intend to buy all of our future commercial supplies from CMOs if our product candidates are approved.

We have established relationships with several CMOs under which the CMOs have manufactured non-clinical and clinical supplies of SAGE-547, SAGE-217, SAGE-689 and SAGE-718 active pharmaceutical ingredient, or API, as well as drug product. All clinical supplies are manufactured under current Good Manufacturing Practices, or cGMP. Starting materials and key intermediates to support the production of these candidates are manufactured by other CMOs on a purchase order basis. We do not currently have arrangements in place for either long-term supply or redundant supply of bulk drug substance or drug product for any of our product candidates. It is our intent to put long-term supply agreements in place for commercial manufacturing at the appropriate time, and to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide API and/or drug product.

We currently have sufficient SAGE-547 drug product on hand for our Phase 3 clinical trial in SRSE, and Phase 2a clinical trial in severe PPD and ongoing non-clinical studies, and are working with our CMOs to prepare for validation and commercial manufacturing of SAGE-547. We currently have sufficient SAGE-217 drug substance on hand for our ongoing Phase 1 clinical trials using an oral solution as the dosage form. We are developing a solid dosage form of SAGE-217 for future clinical trials. We currently have sufficient SAGE-689 drug substance on hand to support the planned Phase 1 clinical trial if we are able to satisfy the FDA’s request for additional information sufficiently for the FDA to allow us to commence the Phase 1 trial.

SAGE-547, SAGE-217, SAGE-689 and SAGE-718 are small molecules isolated as stable crystalline solids. We believe the syntheses of SAGE-547, SAGE-217, SAGE-689 and SAGE-718 are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment or special handling in the manufacturing process. The enantiomeric purity of

SAGE-547, SAGE-217, SAGE-689 and SAGE-718 is derived from starting materials that are obtained from natural sources. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Research and Development

Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were, $69.4 million, $24.1 million and $14.4 million, respectively.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. We are concentrating our internal efforts on CNS disorders where we believe we can efficiently commercialize our products, if approved, on our own. For example, in the United States we believe that SRSE patients are easily identifiable in tertiary care centers where there are ICUs and staff trained in treating refractory or SRSE patients. In a recent secondary analysis of Premier Network Hospitals’ 2012 billing data, we found approximately 70% of SRSE discharges, as determined by business rules we and our consultants established, occurred in 925 U.S. hospitals of 300 beds or more. As a result, we believe we can successfully launch and commercialize SAGE-547 in SRSE, if approved, on our own, using a small and highly specialized sales force similar to those of other rare-disease companies.

While we are focused on CNS disorders where we believe we can efficiently commercialize our product candidates on our own, we may decide to establish agreements or alliances with one or more distributors or pharmaceutical company collaborators to develop and commercialize our products, if approved, in certain territories outside the United States where we do not believe it makes commercial sense for us to proceed on our own. We may also consider partnering opportunities for assets geared toward treating CNS disorders such as depression and cognition that impact large patient populations, depending on, among other things, the applicable indications, the expected development pathway and related costs, and our available resources. In order to effectively and efficiently develop product candidates for these larger markets or more difficult indications or regions, we intend to partner at an appropriate stage with companies who have clinical expertise and pre-existing commercial infrastructure in these areas.

Licenses

We have entered into several license agreements to support our various programs.

Washington University

In November 2013, we entered into a license agreement with Washington University, or WU. Under this agreement, and subject to certain rights of the U.S. government and rights retained by WU, WU granted to us an exclusive, worldwide license under certain patent rights to make, have made, sell, and offer for sale, use and import products covered by certain of its patent rights. WU’s rights in a patent application disclosing and claiming SAGE-689 are included in this license agreement. Under this agreement, WU also granted us non-exclusive license under certain technical information and tangible research information to use such technical information and/or tangible research information to make, have made, sell, offer for sale, use and import products that embody or were made using a method or process covered in the technical information and/or tangible research information. The WU license also grants us a right to sublicense our licensed rights to third parties, provided each sublicensee enters into a written agreement with us with terms consistent with our agreement with WU. We must pay to WU a percentage of the revenue we receive from sublicensing our rights under this agreement, initially in the mid-teens and decreasing to the mid-single digits over time.

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

CyDex Pharmaceuticals

In September 2015, we amended and restated our existing commercial license agreement with CyDex Pharmaceuticals, Inc., or CyDex. Under the terms of the commercial license agreement, as amended and restated, CyDex has granted us an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating SAGE-547 or SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration.

Pursuant to the CyDex license, we are required during the term of the agreement to use commercially reasonable efforts to continue active, diligent development of the licensed product, to seek regulatory approval of the licensed product and to commercialize the licensed product following regulatory approval. We must deliver periodic progress reports to CyDex.

We are obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of $0.8 million in clinical milestones and $3.8 million in regulatory milestones for each of the first two fields with respect to SAGE-547; $1.3 million in clinical milestones and $8.5 million in regulatory milestones for each of the third and fourth fields with respect to SAGE-547; and $0.8 million in clinical milestones and $1.8 million in regulatory milestones for one field with respect to SAGE-689. The CyDex license is perpetual until terminated. We may terminate the CyDex agreement for convenience upon providing 180 days’ prior written notice to CyDex. Either party has the right to terminate the agreement for failure to cure a material breach in the applicable cure period.

We will also be required to pay royalties to CyDex on sales of SAGE-547 and SAGE-689, if successfully developed, in the low single digits based on levels of net sales. We are also party to a supply agreement with CyDex which was amended in September 2015 to cover the supply of CyDex’s Captisol for use in the manufacture of products incorporating SAGE-689. Under the amended supply agreement with CyDex, we are also required to purchase all of our requirements for Captisol with respect to SAGE-547 and SAGE-689 from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

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

This agreement requires us to make up to $0.1 million in milestone payments in connection with the first derived product that meets the relevant milestones, and we must also pay royalties of less than 1% to the Regents for each derived product for a period of 15 years following the first commercial sale of such derived product. This agreement will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold. We may terminate this agreement early for convenience upon providing 60 days’ prior written notice to the Regents. The Regents may terminate this agreement early in the event of material default, including failure to provide timely progress reports, after the applicable cure period, or in the event of our bankruptcy. In the event of early termination of this agreement, we have the right to sell any partially made derived products for a period of 120 days from the date of termination, but would not otherwise have rights after termination under the licensed rights to make, have made, use, sell, have sold, offer for sale or import products containing allopregnanolone.

In June 2015, we entered into an exclusive license agreement with the Regents whereby we were granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, we paid an upfront payment of $50,000, and will make annual maintenance fees of $15,000 until the calendar year following the first sale, if any, of a licensed product. We are obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, we are obligated to pay royalties at a low single digit percentage of net sales, if any, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection and formulations and manufacturing processes created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing, or may in the future pursue, will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by our pending patent applications or of patent applications we may file in the future. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or U.S. PTO, to determine priority of invention.

Patents

Our patent portfolio includes patent applications in the early stages of prosecution and no patents have, as of yet, issued from our patent application estate. These patent applications fall into three categories: (1) SAGE-547-related; (2) GABAA receptor modulators; including genus and species claims to SAGE-217 and SAGE-689; and (3) NMDA receptor modulators, including SAGE-718.

We own five patent families generally related to SAGE-547. One of these patent families includes a patent application having claims to compositions containing allopregnanolone and a cyclodextrin. The compositions can be used for the treatment of CNS disorders such as traumatic brain injury and SE. The second patent family includes patent applications having claims directed to methods of treating seizure disorders, such as SE, by administering allopregnanolone using particular dosing regimens or multiple dosage phases. Any U.S. patents that may issue from these families of patent applications would have a statutory expiration date in January and August of 2033, respectively. The applications are also pending in foreign countries, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Indian, Japan, Mexico, New Zealand, Russia, Singapore, and South Africa. A third family of patent applications includes methods of treating essential tremor and depression such as severe PPD. A fourth family of patent applications includes claims to deuterated neuroactive steroid compounds and compositions. A fifth family of patent applications includes claims to formulation and manufacturing of SAGE-547. Any U.S. patents that may issue from these families of patent applications would have a statutory expiration date in September 2035, April 2036, and June 2036, respectively. The time period for electing to pursue foreign patent protection for the inventions disclosed in these patent applications by filing national stage patent applications in individual jurisdictions has not yet expired, and we will need to decide whether and where to pursue ex-U.S. protection before expiration of the applicable deadlines.

In addition to the patent applications licensed from WU, we own 23 families of patent applications, resulting from work done exclusively by us and our contract research organizations, directed to additional GABA receptor modulating compounds and methods of using these compounds, for example in anesthesia or treatment of GABA-related disorders. Any U.S. patents that may issue from these patent applications would have a statutory expiration ranging from October 2032 to November 2036. Other than SAGE-547 and SAGE-689, we have pending within these families of patent applications genus and species claims to the majority of the compounds in our GABAA receptor modulating compound collection, including SAGE-217. These families of patent applications are in the early stages of patent prosecution and include families for which only provisional applications have been filed. The time period for electing to pursue foreign patent protection by filing national stage patent applications in individual jurisdictions has not yet expired for some of these patent families, and we will need to decide whether and where to pursue ex-U.S. protection before expiration of the applicable deadlines.

We have exclusively licensed a portfolio of patent applications owned by WU, which are directed to certain GABA receptor modulating compounds and methods of using these compounds, for example in anesthesia or treatment of GABA-related disorders. This portfolio includes seven families of patent applications. One of these seven families of patent applications is co-owned by us, and this co-owned family includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Singapore, and South Africa. This co-owned application discloses and claims SAGE-689 and its use in anesthesia or treatment of GABA-related disorders. Any U.S. patents that may issue from the SAGE-689 patent family would have a statutory expiration date of December 2033. In addition, U.S. 7,781,421, solely owned by WU, expires in September 2027. Any patents that may issue, if any, from the remaining five families solely owned by WU would have statutory expiration dates that range from 2032 to 2034.

We also own nine families of applications directed to modulators of NMDA receptors. Four of these families of patent applications are directed to compounds that modulate NMDA receptors, including SAGE-718, which can be used to treat NMDA receptor-related disorders such as CNS related conditions. One of these families of patent applications is directed to using a naturally occurring compound as a biomarker for a subject who would benefit from treatment with a modulator of NMDA receptors. One of these families of patent applications is directed to using a modulator of NMDA receptors to treat a rare NMDA loss of function disorder. Any patents that may issue, if any, from these families of applications directed to modulators of NMDA receptors would have statutory expiration dates in September 2032 and July 2036.

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

The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, also have patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

Trade secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. Companies typically rely on trade secrets to protect aspects of their business that are not amenable to, or that they do not consider appropriate for, patent protection. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Competition

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase.

Currently, there are no therapies that have been specifically approved for treatment of SRSE. However, many products approved for other indications, for example, general anesthetics and anti-seizure drugs, are used off-label for various stages of SE therapy. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes used prior to withdrawal of care for patients with SRSE.

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

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive non-clinical studies and testing, sometimes referred to as non-clinical laboratory tests, non-clinical animal studies and formulation studies, in accordance with applicable regulations, including the FDA’s current Good Laboratory Practice, or GLP, regulations;

•	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for each proposed indication;

•	Submission to the FDA of an NDA, for a new drug;

•	A determination by the FDA within 60 days of its receipt of an NDA to accept the NDA filing for review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

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

The data required to support an NDA are generated in two distinct development stages: non-clinical and clinical. For new chemical entities, the non-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. Non-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the non-clinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some non-clinical testing may continue even after the IND is submitted, but an IND must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocols for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including whether subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Clinical trials

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

•	Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•	Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy.

•	Phase 3 clinical trials generally involve large numbers of patients at multiple sites (typically from several hundred to several thousand subjects), and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies, or any findings from animal or in vitro testing that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. Success in one phase does not mean that the results will be observed in subsequent phases. Each phase may involve multiple studies. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, we must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2016, the user fee for an application requiring clinical data, such as an NDA, is $2.4 million. PDUFA also imposes an annual product fee for human drugs of $0.1 million and an annual establishment fee of $0.6 million on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or one or more additional pivotal Phase 3 clinical trials, and/or other significant and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union, or EU, has similar, but not identical, benefits.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or offers a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. A product may also be eligible for accelerated approval. Drugs studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the drug, such as:

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

Other regulatory matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services; other divisions of the Department of Health and Human Services; the United States Department of Justice; the Drug Enforcement Administration; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety & Health Administration; the Environmental Protection Agency; and state and local governments.

In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce or reward the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes created by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal False Claims Act, which prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our then owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

In the EU, pediatric data or an approved Pediatric Investigation Plan, or PIP, or waiver, is required to have been approved by the European Medicines Agency, or EMA, prior to submission of a marketing authorization application to the EMA. In most EU countries, we are also required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial. We have not yet submitted a PIP to the EMA for any of our product candidates.

European Union drug review and approval

In the European Economic Area, or EEA, (which is comprised of 27 Member States of the EU (excludes Croatia) plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union new chemical entity exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

If we fail to comply with applicable foreign regulatory requirements applicable to a given country, we may not be able to obtain regulatory approval for our product candidates in such country if we choose to seek such approval, or we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Reimbursement

If we are successful in developing and gaining regulatory approval for our product candidates, sales of our products will be dependent on the availability and extent of coverage and reimbursement from third-party payers. In the United States, healthcare providers are reimbursed for covered services and products they use through Medicare, Medicaid, and other government healthcare programs as well as through commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians, pharmacies, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results for any products we commercialize in the future. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product for which we received marketing approval could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, policies advanced by a new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

One of the goals of the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as ACA, was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid. The ACA also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million). The reporting requirements apply only to manufacturers of products for which reimbursement is available under a federal healthcare program. Other health regulatory laws, such as the federal anti-kickback statute and the federal civil False Claims Act, have been applied to marketing and other activities engaged in by pharmaceutical companies whose products are reimbursed by federal healthcare programs, and, in many cases, government investigations or private lawsuits under these laws have led such companies to enter settlements that include significant monetary and other penalties, We cannot predict the full impact of the ACA or the other laws described above on our business until we have a marketed product. Many states have adopted laws similar to the federal laws discussed above. Some of these state laws apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. There has also been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, or BCA, as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2025. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States, and generally prices tend to be significantly lower.

Employees

As of February 15, 2016, we employed 62 full-time employees, including 39 in research and development and 23 in general and administrative and no part-time employees. 21 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts, and consist of 22,067 square feet in a multi-tenant building. Our lease expires on February 28, 2022. We expect to lease additional space prior to the expiration of our lease to meet the needs of the business.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we were not party to any legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Corporate Information

We were incorporated under the laws of the state of Delaware on April 16, 2010 and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, we changed our name to Sage Therapeutics, Inc. under our Second Amended and Restated Certificate of Incorporation. Our mailing address and executive offices are located at 215 First Street, Cambridge, Massachusetts and our telephone number at that address is (617) 299-8380. We maintain an Internet website at the following address: www.sagerx.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the Securities and Exchange Commission.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, or Annual Report, including our financial statements and related notes, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which SAGE-547 is in Phase 3 clinical development for super-refractory status epilepticus; SAGE 217 is in Phase 1 clinical development; and SAGE-689 and SAGE-718 are in non-clinical development; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete, within the expected time-frames, our non-clinical studies or clinical trials, or to announce results on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547, is currently in Phase 3 clinical development for the treatment of super-refractory status epilepticus, or SRSE. SAGE 217 is in Phase 1 clinical development, and SAGE-689 and SAGE-718 are in non-clinical development and other product candidates are at earlier stages. Drug development involves a high degree of risk.

We may not be able to complete our clinical trials or announce results from our clinical trials on the time-lines we expect. For instance, we may experience slower than expected clinical site initiation, or slower than expected identification and enrollment of evaluable patients. There is also the potential for delays or problems in analyzing data, or the potential need for additional analysis or data or the need to enroll additional patients. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. We may change formulations of our product candidates which could delay development or require us to conduct additional clinical trials or non-clinical studies. The results of clinical trials or non-clinical testing of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the U.S.

Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries.

Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities that our product candidates are safe and effective in any indication;

•	the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval;

•	the FDA or regulatory authorities outside the U.S. may disagree with the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials or changes in drug formulation used in our non-clinical studies or clinical trials;

•	the FDA or regulatory authorities outside the U.S. may require that we conduct additional non-clinical studies and clinical trials prior to approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may find the data from non-clinical studies and clinical trials insufficient to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

Furthermore, we will need to complete several other clinical and non-clinical studies prior to submitting an NDA to the FDA, including studies to evaluate the pharmacokinetics and/or pharmacodynamics of SAGE-547 in special populations. If the results of these additional clinical and non-clinical studies are delayed or yield unanticipated results, it may delay or prevent the submission or approval of an NDA for SAGE-547.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-547 for the treatment of SRSE, and in the future we may seek Fast Track designation for other product candidates as well. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process, and does not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

The number of patients with SRSE and the other diseases and disorders for which we are developing product candidates has not been established with precision. The number of patients suffering from SRSE is small. If the actual number of patients with SRSE or any other diseases or disorders we elect to pursue with our product candidates is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development of our product candidates, and even if such product candidates are approved, our revenue and ability to achieve profitability may be materially adversely affected.

Our lead product, SAGE-547, is currently being studied in a Phase 3 clinical trial for the treatment of patients with SRSE. There is no precise method of establishing the actual number of patients with SRSE in any geography over any time period. Moreover, SRSE is an acute episodic condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. We estimate that the annual incidence of SRSE in the United States is approximately 25,000 patients per year, and it may be that only a subset of those patients would be potential candidates for treatment with SAGE-547. We plan to develop our product candidates in certain other indications, including potentially status epilepticus, refractory status epilepticus, orphan epilepsies, post-partum depression, essential tremor, Smith-Lemli-Opitz Syndrome and anti-NMDA receptor encephalitis. We may not be able to accurately estimate the prevalence or size of the addressable patient population for some or all of those indications or any other indication that we elect to pursue. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. The actual number of patients with SRSE or any other indication in which we elect to pursue development of our product candidates may be significantly lower than we believe. If the actual number of patients with SRSE or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or the rate of occurrence of a disease in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547 or any of our other product candidates in emergency-use cases, investigator sponsored trials, expanded access programs, or any clinical trials, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 or any of our other product candidates are observed in emergency-use cases, investigator sponsored clinical trials, or clinical trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of SAGE-547 in SRSE and results from earlier emergency use cases, may not be replicated in our ongoing Phase 3 clinical trial. Our Phase 3 clinical trial of SAGE-547 differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of SAGE-547 is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the Phase 3 data. In addition, the formulation of SAGE-547 we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change in formulation will negatively affect trial results, but we cannot be sure. Similarly, the results from our early-stage proof-of-concept clinical trials of SAGE-547 in essential tremor and post-partum depression may not be replicated in subsequent clinical trials of SAGE-547 or other product candidates in those indications even if the mechanism of action of the product candidates is the same. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials, including previously unreported adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE and our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

•	delays in filing or receiving approvals of additional INDs that may be required;

•	negative results from our ongoing non-clinical studies or clinical trials;

•	challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in the case of SAGE-547, due to the small size of the patient population and acute nature of SRSE; the proximity of patients to trial sites; the requirement for a pediatric investigation plan to enroll pediatric patients in most EU countries; challenges in meeting regulatory requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; the nature of the clinical trial protocol; the availability of approved effective treatments for the relevant disease; and competition from other clinical trial programs for similar indications;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;

•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;

•	the occurrence of severe or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical studies;

•	delays in validating any endpoints utilized in a clinical trial;

•	our inability to satisfy the CMC requirements of the FDA or file amendments to our IND as requested by the FDA prior to the initiation of a clinical trial;

•	the FDA and applicable regulatory authorities outside the U.S. disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials;

•	reports from non-clinical or clinical testing of other CNS therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

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

We rely, and expect that we will continue to rely, on third parties to conduct any clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize products, if approved, and our business could be substantially harmed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including current Good Clinical Practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs or contract manufacturers to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for our product candidates, and we intend to rely on third parties to produce non-clinical, clinical and commercial supplies of our product candidates in the future.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture supplies of our product candidates, or any future product candidates, for use in the conduct of our non-clinical studies and clinical trials, or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products. For example, SAGE-547 used in the emergency-use cases was manufactured at an academic site, the active pharmaceutical ingredient for SAGE-547 for our Phase 1/2 clinical trial was manufactured at an academic site and SAGE-547 as formulated for our Phase 1/2 clinical trial was manufactured at a third-party manufacturer’s site. SAGE-547, as formulated for our Phase 3 clinical trial, is also manufactured at a third-party manufacturer’s site.

We will rely on our contract manufacturers to manufacture registration batches of both active drug substances and finished drug products required for regulatory approval as well as validation batches required for commercial manufacture. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit our NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop and obtain regulatory approval for our product candidates and to market any approved products in the future. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not have long-term supply agreements in place with our contract manufacturers, and each batch of our product candidates is individually contracted under a quality agreement and purchase order. If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our products, if approved.

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

Even if we receive marketing approval for our product candidates, our approved products may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of our product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our approved products among the medical community, including physicians, patients and healthcare payors. Market acceptance of our products, if approved, will depend on a number of factors, including, among others:

•	the efficacy of our products as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available CNS therapies;

•	limitations or warnings contained in the labeling approved for our products by the FDA or other applicable regulatory authorities;

•	the clinical indications for which our products are approved;

•	availability of alternative treatments already approved or expected to be commercially launched in the near future;

•	the potential and perceived advantages of our products over current treatment options or alternative treatments, including future alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of our approved products through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement; or

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our product candidates are approved, but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from our products to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our products, if approved, may require significant resources and may never be successful.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such products;

•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•	we may be required to change the way such products are distributed or administered, conduct additional clinical trials or change the labeling of the products;

•	we may be subject to regulatory investigations and government enforcement actions;

•	we may decide to remove such products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products and could substantially increase the costs of commercializing our products and significantly impact our ability to successfully commercialize our products and generate revenues.

Even if we receive marketing approval for our product candidates, we may still face future development and regulatory difficulties.

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our products, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, we expect that, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of SAGE-547, taking into account the recommendation of the FDA. The DEA process may be more time consuming than we expect. Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with our products, if approved, such as adverse events of unanticipated severity or frequency, or problems with the facility where our products are manufactured, a regulatory agency may impose restrictions on our products, the manufacturer or us, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our product candidates or approved products or the manufacturing facilities for our product candidates or products fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Competing therapies could emerge adversely affecting our opportunity to generate revenue from the sale of our product candidates, if approved.

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase.

Currently, there are no therapies specifically approved for SRSE or RSE. However, many products approved for other indications, including general anesthetics and anti-seizure drugs, are used off-label for various stages of SE therapy. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes used prior to withdrawal of care for patients with SRSE.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

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

We may also be restricted under existing license agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary chemistry platform. Although some of our product candidates are in non-clinical and clinical development, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on certain CNS disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

SAGE-547 will, and our other product candidates may, contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize SAGE-547, and potentially our other product candidates, it is expected that the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. If approved, SAGE-547 is expected to be, and our other product candidates may be, regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We expect that SAGE-547 will, and our other product candidates may, be listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Other Schedule IV compounds include sedative hypnotics such as benzodiazepines.

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

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates with other available therapies. If reimbursement for our product candidates is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, if it is conditioned on unreasonable caps or rebates, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Even though we have obtained orphan drug designation for SAGE-547 as a treatment for SE, including SRSE, there may be limits to the regulatory exclusivity afforded by such designation.

Even though we have obtained orphan drug designation for SAGE-547 for treatment of SE, including SRSE, from the FDA, there are limitations to exclusivity afforded by such designation. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain approval for a drug that shares the same active moiety as an already approved orphan-designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to gain approval of, and commercialize, our product candidates in foreign markets for which we may rely on collaboration with third parties. If we are able to gain approval for, and commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our products and compositions, their methods of use and any other inventions that are important to the development of our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, should they issue, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to SAGE-547, GABAA receptor modulators, including genus and species claims to SAGE-217, SAGE-689 and NMDA receptor modulators, including SAGE-718.

We currently have no issued patents covering any of our lead product candidates, SAGE-547, SAGE-217, SAGE-689 or SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547, only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SE. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues, and is held to be valid and enforceable, competitors may be able to design around our patents, such as using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our sales if any of our product candidates are approved in those countries.

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming, and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our current product candidates or any other products or product candidates;

•	any of our pending patent applications will issue as patents at all;

•	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;

•	we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe any patents that may be issued to us;

•	others will not use pre-existing technology to effectively compete against us;

•	any of our patents, if issued, will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are separately patentable; or

•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

We may rely upon unpatented trade secrets, and depend on unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Patent litigation is costly and time-consuming. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product candidates. In the case of trademark claims, if we are found to be infringing, we may be required to redesign, or rename, some or all of our product candidates to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming. Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign to us any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, ex parte reexamination, or inter partes review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

In June 2015, we entered into an exclusive license agreement with the Regents under which we were granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, we paid an upfront payment and will pay annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. We are obligated to make milestone payments following the achievement of specified regulatory and sales milestones. Following the first sale, if any, of a licensed product, we are obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts.

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payment, milestone, and other obligations on us. For example, as is the case for the Washington University license, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement, and may accordingly seek to terminate our license. In addition, future licensors may decide to terminate their licenses with us at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms, our business could suffer.

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

If we enter into future arrangements involving government funding, and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the future U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension if the active ingredient of SAGE-547, allopregnanolone, is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. On June 19, 2014 in Alice Corporation Pty. Ltd. v. CLS Bank International, et al., a case involving patent claims directed to a method for mitigating settlement risk, the Court held that the patent eligibility of claims directed to abstract ideas, products of nature, and laws of nature should be determined using the same framework set forth in Prometheus. The U.S. PTO recently issued a set of guidelines setting forth procedures for determining subject matter eligibility of claims directed to abstract ideas, products of nature, and laws of nature in line with the Prometheus, Myriad, and Alice decisions. The guidance does not limit the application of Myriad to DNA but, rather, applies the decision to other natural products.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

Most of our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We also engage advisors and consultants who are concurrently employed at universities or who perform services for other entities.

Although we are not aware of any claims currently pending against us, we may be subject to claims that we or our employees, advisors or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. We have and may in the future also be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize our product candidates, which would materially adversely affect our efforts and results.

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

As our product candidates reach later stage clinical development and, as we plan for a potential commercial launch of products, if approved, we expect to increase our number of employees and the scope of our operations. To successfully execute our activities, and to manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

Our future success depends on our ability to retain our President and Chief Executive Officer and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Jeffrey M. Jonas, our Chief Executive Officer, President, and Director. We have entered into an employment agreement with Dr. Jonas, but he may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Dr. Jonas in the foreseeable future, the loss of his services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-man life insurance on Dr. Jonas. We rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating and implementing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to: comply with the regulations of the FDA and applicable non-U.S. regulators; provide accurate information to the FDA and applicable non-U.S. regulators; comply with healthcare fraud and abuse and anti-kick-back laws and regulations, in the United States and abroad; comply with anti-bribery and anti-corruption laws and regulations in the United States and abroad; report financial information or data accurately; or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials or other material information, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials and the sale of our products, if approved, expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials, or difficulty in enrolling clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for our products following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased FDA warnings on product labels;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully gain approval and commercialize our product candidates or any future product candidates, if approved.

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

We will continue to incur significant costs as a result of operating as a public company, and our management team will be required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations cause us to incur significant legal and financial compliance costs, and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we conduct a process each year to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

As we continue to grow, we will need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As we continue to grow our organization, we will need to establish and maintain effective disclosure and financial controls, and make changes in our corporate governance practices. We will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $131.5 million and $130.7 million, respectively, which begin to expire in 2031. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $1.6 million and $0.7 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2015, we had federal orphan drug tax credit carryforwards of $16.4 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of follow-on public offerings in April 2015 and January 2016 and our initial public offering, or IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

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

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history, and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in April 2010. Our operations to date have been limited primarily to organizing and staffing our company, raising capital and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses paid by us. On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in a public offering, at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and estimated offering expenses paid by us. From our inception through December 31, 2015, we had received net proceeds of $313.7 million from such transactions. As of December 31, 2015, our cash and cash equivalents were $186.8 million. We have incurred significant net losses in each year since our inception, including net losses of $94.5 million, $33.8 million, and $18.3 million for the years ended December 31, 2015, 2014, and 2013 respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell a product. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our product candidates

•	commercialize our product candidates, if approved, by developing a sales force or entering into collaborations with third parties; and

•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs as we prepare to commercialize our product candidates, if and when approved. Even if we successfully complete clinical development of our product candidates, and our product candidates are approved for commercial sale, and despite expending these costs, our product candidates may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing our product candidates through non-clinical and clinical development. Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidate in clinical trials. Depending on the status of regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we may also require additional capital to fund operating needs even after approval. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2015, our cash and cash equivalents were $186.8 million. Based on our current operating plan, we expect that our existing cash and cash equivalents, including cash generated in the follow-on offering in January 2016, will be sufficient to fund our current operations into the beginning of 2018. Our current operating plan does not contemplate that all of the planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change as a result of many factors currently unknown to us. We may need or choose to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	plans for, progress of, timing of, changes to, delays in or results from, non-clinical studies and clinical trials of our product candidates, including any adverse events or announcements related to such studies or trials;

•	any delay in filing for regulatory approval of our product candidates;

•	the failure or delay of the FDA or any other regulatory authority to approve our product candidates, or any unexpected limitation on the approved indication or onerous condition of approval;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of our CNS therapies;

•	regulatory or legal developments in the United States and other countries;

•	adverse developments with respect to our intellectual property portfolio

•	failure of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

We have a significant stockholder, which will limit a stockholder’s ability to influence corporate matters and may give rise to conflicts of interest.

A fund affiliated with Third Rock Ventures LLC, or TRV, is our largest stockholder. As of December 31, 2015, TRV beneficially owned approximately 16.4% of our common stock. Accordingly, TRV exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. Furthermore, the interests of TRV may not always coincide with the interests of other stockholders and TRV may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit the ability of our stockholders to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2015, existing holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with ARCH Venture Fund VII, L.P., or ARCH, TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 35% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence significantly our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders acquired some or all of their shares of common stock for substantially less than the price of the shares of common stock acquired in the our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have broad discretion in how we use the proceeds from our IPO and follow-on public offerings, and may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our follow-on public offerings and our IPO. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the follow-on offerings or from the IPO in a manner that does not produce income or that loses value.

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

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business, and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, and consist of 22,067 square feet in a multi-tenant building. Our lease expires on February  28, 2022. We expect to lease additional space prior to expiration of our existing lease to meet the needs of the business.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

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

On February 16, 2016, the closing price for our common stock as reported on the NASDAQ Global Market was $32.69. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated.

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$53.38	$36.99	—	—
Second Quarter	$86.71	$46.26	—	—
Third Quarter	$76.98	$40.75	$33.40	$25.86
Fourth Quarter	$60.95	$41.09	$43.75	$30.50

Stockholders

As of February 16, 2016, there were 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since July 18, 2014, which is the date our shares began trading, through December 31, 2015, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on July 18, 2014, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

On July 23, 2014, we closed the sale of 5,750,000 shares of common stock to the public at an initial public offering price of $18.00 per share, including the exercise in full by the underwriters of their over-allotment option, pursuant to which we sold an additional 750,000 shares of common stock at a price of $18.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-196849), which was filed with the SEC on June 17, 2014 and amended subsequently and declared effective on July 17, 2014. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were JP Morgan and Goldman Sachs & Co. acting as joint book-running managers for the offering and as representatives of the underwriters. Leerink Partners and Canaccord Genuity acted as co-managers for the offering. We raised approximately $94.0 million in net proceeds in the IPO after deducting underwriting discounts and commissions of approximately $7.3 million and other offering expenses of approximately $2.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2015, we have used the majority of the net offering proceeds from our IPO, primarily to fund clinical development of SAGE-547, IND-enabling activities and initiation of clinical development for SAGE-217, IND-enabling activities for SAGE-689, research and development activities to find additional product candidates and general corporate purposes. We invested the funds received in cash equivalents in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on July 17, 2014 pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the costs of our clinical development of SAGE-547 and SAGE-217, to fund Phase 1 clinical development of SAGE-689, if we are able to satisfy the FDA’s request for additional data, and for other development activities, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below are derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The consolidated selected financial data in this section are not intended to replace our consolidated financial statements and the related notes included elsewhere in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except for per share and per share data)
Consolidated statements of operations data:
Operating expenses:
Research and development	$69,357	$24,100	$14,357	$7,229
General and administrative	25,293	9,710	3,922	2,402

Total operating expenses	94,650	33,810	18,279	9,631

Loss from operations	(94,650)	(33,810)	(18,279)	(9,631)
Interest income, net	178	8	1	—
Other expense, net	(23)	(9)	(3)	(1)

Net loss and comprehensive loss	(94,495)	(33,811)	(18,281)	(9,632)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,294)	(7)	(4)

Net loss attributable to common stockholders	$(94,495)	$(36,105)	$(18,288)	$(9,636)

Net loss per share attributable to common stockholders—basic and diluted(1)	$(3.40)	$(1.67)	$(12.26)	$(8.62)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	27,778,288	21,574,347	1,492,288	1,118,288

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(2)	$186,753	$127,766	$8,066	$2,802
Working capital(3)	173,184	121,065	6,092	1,407
Total assets	189,016	129,665	8,532	2,995
Redeemable convertible preferred stock	—	—	37,709	14,970
Common stock and additional paid-in capital	335,035	188,730	139	—
Total stockholders’ equity (deficit)	173,695	121,885	(31,536)	(13,394)

(1)	See Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

(2)	On January 12, 2016, we completed the sale of 3,157,894 shares of common stock in an underwritten public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and estimated offering costs paid by us. This amount is not included in the amounts shown.

(3)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-threatening central nervous system, or CNS, disorders, where there are inadequate or no approved existing therapies. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The following table summarizes the status of our development programs as of the date of this Annual Report.

Our lead product candidate is SAGE-547, a proprietary intravenous formulation of allopregnanolone, a naturally occurring neurosteroid that acts as a synaptic and extrasynaptic modulator of the GABAA receptor. GABA is the major inhibitory neurotransmitter in the CNS, and mediates downstream neurologic and bodily function via activation of GABAA receptors. We believe that allosteric modulation of the GABAA receptor has the potential to be well-suited for the treatment of seizures and certain other CNS disorders because it allows for the fine-tuning of neuronal signals rather than complete activation or complete inhibition. SAGE-547 is in Phase 3 clinical development as an adjunctive therapy for the treatment of super-refractory status epilepticus, or SRSE. SRSE is a rare and life-threatening condition where a patient is in a state of continuous seizure called status epilepticus, or SE, and all of the standard treatment regimens normally sufficient to stop the seizure activity have failed. We expect to report top-line results from the global, randomized, double-blind, placebo-controlled Phase 3 trial of SAGE-547 in SRSE in the second half of 2016. If successful, we believe the results of the Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 clinical program, and results of ongoing non-clinical studies, could form the basis of a New Drug Application, or NDA submission, for SAGE-547.

We have also used SAGE-547 in proof-of-concept clinical trials to explore potential uses of GABAA receptor modulators to treat post-partum depression, or PPD, a distinct and readily identified major depressive disorder, and essential tremor, a debilitating neurological disorder that causes involuntary, rhythmic shaking with no known cause. We are currently conducting an additional Phase 2 exploratory trial of SAGE-547 in the treatment of severe PPD. We expect the data from these exploratory trials to guide the development of second-generation GABAA receptor modulators for the applicable diseases.

Our next-generation product candidates, SAGE-217 and SAGE-689, also target the GABAA receptor system. These compounds have been designed to have pharmaceutical properties that optimize both their non-clinical profiles and potential clinical profiles for the treatment of certain seizure and non-seizure CNS disorders. We are currently conducting a Phase 1 clinical trial of SAGE-217, which we expect to complete in the first half of 2016. If the Phase 1 clinical trial of SAGE-217 supports further development, we plan to commence Phase 2 clinical trials of SAGE-217, initially in essential tremor and orphan epilepsies. SAGE-689 is in non-clinical development. Our Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the United States Food and Drug Administration, or FDA, for additional non-clinical study data.

We are also studying novel compounds that target the NMDA receptor, a critical excitatory receptor system in the brain implicated in a broad range of CNS disorders. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based NMDA positive allosteric modulator. We have begun non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis. Beyond these conditions, we believe measuring levels of anti-NMDA antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify for future study broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders among others. We believe that we will have the opportunity to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered on a scaffold of chemically modified endogenous neuroactive steroid compounds. We believe our know-how around the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics by enabling us to control important properties such as half-life, brain penetration and the types of receptors with which our compounds interact with the goal of developing product candidates that have the potential to bind with targets in the brain with more precision, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

SAGE was founded in 2010, based on leading research in the areas of brain function and neuroactive steroids, to explore novel approaches to CNS therapeutics. Since our inception, we have continued to expand our know-how related to CNS therapeutics through our research and development programs, and to pursue intellectual property protection with respect to our proprietary chemistry platform. In addition, we have assembled a strong management team that together has been a part of the successful discovery, development and commercialization of more than 20 marketed CNS therapies.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $161.3 million as of December 31, 2015. Our net losses were $94.5 million, $33.8 million and $18.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, our lead product candidate in our SE program, including completing the Phase 3 clinical trial for SAGE-547 in SRSE and additional clinical and non-clinical studies of SAGE-547 required for a NDA, advancing regulatory activities focused on potential filing of the NDA, and initial preparations for a potential commercial launch;

•	continue to advance our efforts to establish proof of principle of the potential for use of GABAA receptor modulators in PPD;

•	complete the Phase 1 clinical trial of SAGE-217 in healthy volunteers, and if successful, advance development of SAGE-217 as an oral therapy for orphan epilepsies such as Dravet syndrome and Rett syndrome, and in certain non-seizure indications such as essential tremor;

•	advance development of SAGE-689 as an adjunctive second-line therapy for the treatment of SE, including conducting additional non-clinical studies, and potential clinical trials, if we are able to successfully address the data request from the FDA;

•	advance our early-stage novel allosteric modulator for NMDA into non-clinical studies;

•	continue our research and development efforts for other drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for our product candidates that successfully complete clinical development;

•	add personnel, including personnel to support our product development and future commercialization efforts;

•	add operational, financial and management information systems, and;

•	maintain, leverage and expand our intellectual property portfolio.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash and cash equivalents as of December 31, 2015, in addition to the funds raised by our public offering of common stock in January 2016, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the beginning of 2018. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. If our developmental efforts result in clinical success and regulatory approval or collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses for employees engaged in scientific research and development functions;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our non-clinical studies and clinical trials;

•	expenses associated with manufacturing clinical trial materials and developing external manufacturing capabilities;

•	costs of outside consultants engaged in scientific research and development activities, including their fees, stock-based compensation and travel expenses;

•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and

•	payments made under our third-party licensing agreements.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We have been developing our product candidates and focusing on other research and development programs, including exploratory efforts to identify new compounds, target validation for identified compounds and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, or CMOs, in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; and fees paid to outside consultants who perform work on our programs. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.

The following table summarizes our research and development expenses by program:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
SAGE-547	$38,104	$9,137	$3,918
SAGE-217	6,408	2,764	1,129
SAGE-689	3,051	3,058	2,772
Other research and development programs	7,801	3,088	3,388
Unallocated expenses	13,993	6,053	3,150

Total research and development programs	$69,357	$24,100	$14,357

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates if approved for marketing and sale. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, size, rate of progress, and expense of our ongoing as well as any additional non-clinical studies, clinical trials and other research and development activities;

•	future clinical trial and non-clinical study results;

•	decisions by regulatory authorities related to our product candidates;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation; and

•	the receipt and timing of any regulatory approvals, if any.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, benefits, stock-based compensation and travel expenses of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to evaluation, planning and preparation for a potential commercial launch, facilities and other expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our business and the potential commercialization of our product candidates. We also anticipate increased expenses associated with general operations, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Additionally, we anticipate an increase in payroll and related expenses as we continue to build our organizational capabilities and as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates, if approved.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

Stock-Based Compensation

We recognize compensation expense for all stock-based awards made to employees and nonemployee directors, including grants of stock options and restricted stock, based on estimated fair value on date of grant, over the requisite service period. For awards that vest upon achievement of a performance condition, we recognize compensation expense when achievement of the performance condition is deemed probable over the implicit service period.

We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.

We measure stock-based awards granted to nonemployee consultants at the fair value of the award on each date on which the awards vest. Compensation expense is recognized over the period during which services are rendered by such nonemployee consultants until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is re-measured using, for options, the then-current fair value of our common stock and updated assumptions in the Black-Scholes option-pricing model and using, for restricted stock, the then-current fair value of our common stock.

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

The assumptions we used to determine the fair value of stock options granted to employees and nonemployee directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	90.54%	98.86%	99.89%
Risk free interest rate	1.59%	1.95%	1.66%
Expected life of option	6.03 years	6.38 years	6.04 years

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

Stock-based compensation expense recognized during the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Research and development	$5,924	$1,093	$38
General and administrative	9,316	1,419	23

	$15,240	$2,512	$61

As of December 31, 2015, we had unrecognized stock-based compensation expense related to our unvested service-based stock option awards of $31.5 million, which is expected to be recognized over the remaining weighted average vesting period of 3.01 years. In addition, we have 358,976 shares of outstanding unvested stock options that vest upon the achievement of certain performance criteria. Total unrecognized compensation related to those awards was $7.8 million at December 31, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for us in the year ending December 31, 2018, and we could early adopt the standard for the year ending December 31, 2017. We are currently assessing the method of adoption and the impact that this new accounting guidance will have on our consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We have elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of December 31, 2015 are classified as noncurrent on a net basis in our consolidated balance sheet, while prior periods remain as previously reported.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses:
Research and development	$69,357	$24,100	$45,257
General and administrative	25,293	9,710	15,583

Total operating expenses	94,650	33,810	60,840

Loss from operations	(94,650)	(33,810)	(60,840)
Interest income, net	178	8	170
Other expense, net	(23)	(9)	(14)

Net loss	$(94,495)	$(33,811)	$(60,684)

Research and development expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
SAGE-547	$38,104	$9,137	$28,967
SAGE-217	6,408	2,764	3,644
SAGE-689	3,051	3,058	(7)
Other research and development programs	7,801	3,088	4,713
Unallocated expenses	13,993	6,053	7,940

Total research and development programs	$69,357	$24,100	$45,257

Research and development expenses for the fiscal year ended December 31, 2015 were $69.4 million, compared to $24.1 million for the year ended December 31, 2014. The increase of $45.3 million year over year was primarily due to the following:

•	an increase of $29.0 million in expenses of our SAGE-547 program, due to the advancement of the program into clinical development, including the completion of the Phase 1/2 clinical trial, commencement of activities for our Phase 3 clinical trial, an increase in work related to CMC and toxicology. For the years ended December 31, 2015 and 2014, payments made to consultants and licensors in connection with the achievement of development milestones met by consultants and licensors were $2.7 million and $0.4 million, respectively;

•	an increase of $3.6 million in expenses of our SAGE-217 program with advancement of the lead optimization program through IND-enabling non-clinical development activities (e.g., toxicology studies, process development, and drug substance manufacturing), filing of the IND and initiation of the Phase 1 clinical trial in October 2015;

•	an increase of $4.7 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $7.9 million in unallocated expenses, including an increase of $4.8 million of non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth in our activities. The amount of non-cash stock-based compensation expense recorded to research and development expense related to the achievement of performance-based vesting criteria was $2.0 million for the year ended December 31, 2015. No stock-based compensation expense related to the achievement of performance-based vesting criteria was recorded to research and development expense for the year ended December 31, 2014.

General and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related	$14,927	$4,337	$10,590
Professional fees	4,333	2,881	1,452
Commercial planning	3,076	907	2,169
Other	2,957	1,585	1,372

Total general and administrative expenses	$25,293	$9,710	$15,583

General and administrative expenses for the years ended December 31, 2015 and 2014 were $25.3 million and $9.7 million, respectively. The increase of $15.6 million in general and administrative expenses year over year was primarily due to a $10.6 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities, including an increase of $7.9 million in non-cash stock-based compensation expense. The amount of non-cash stock-based compensation includes amounts related to the achievement of the performance-based vesting criteria of $2.7 million for the year ended December 31, 2015. No stock-based compensation expense related to the achievement of performance-based vesting criteria was recorded to general and administrative expenses for the year ended December 31, 2014. The increase of $1.5 million in professional fees was primarily due to increased costs associated with being a public company, including costs related to audit, legal, regulatory and tax-related services, as well as investor relations costs. The increase of $2.2 million in commercial planning was associated preparations for a potential commercial launch.

Interest income, net

Interest income, net, for the years ended December 31, 2015 and 2014 was $0.2 million and $8,000, respectively. The increase in interest income was primarily due to increased cash and cash equivalent balances due to our July 2014 and April 2015 public offerings of common stock.

Other expense, net

Other expense, net was insignificant for the years ended December 31, 2015 and 2014.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Operating expenses:
Research and development	$24,100	$14,357	$9,743
General and administrative	9,710	3,922	5,788

Total operating expenses	33,810	18,279	15,531

Loss from operations	(33,810)	(18,279)	(15,531)
Interest income, net	8	1	7
Other expense, net	(9)	(3)	(6)

Net loss	$(33,811)	$(18,281)	$(15,530)

Research and development expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
SAGE-547	$9,137	$3,918	$5,219
SAGE-689	3,058	2,772	286
SAGE-217	2,764	1,129	1,635
Other research and development programs	3,088	3,388	(300)
Unallocated expenses	6,053	3,150	2,903

Total research and development programs	$24,100	$14,357	$9,743

Research and development expenses for the fiscal year ended December 31, 2014 were $24.1 million, compared to $14.4 million for the year ended December 31, 2013. The increase of $9.7 million year over year was primarily due to the following:

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

General and administrative expenses for the years ended December 31, 2014 and 2013 were $9.7 million and $3.9 million, respectively. The increase of $5.8 million in general and administrative expenses year over year was primarily due to the $2.6 million increase in personnel related costs due to the effects of hiring additional, full-time employees during 2014 to support operations, finance, human resources, and early commercial planning activities as well as an increase in stock-based compensation expense costs and $2.5 million increase in professional fees associated with being a public company, including costs related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, and investor relations costs.

Other income, net

Interest income, net and other expense, net were insignificant for the years ended December 31, 2014 and 2013.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue and have incurred recurring net losses. As of December 31, 2015, we had an accumulated deficit of $161.3 million. From our inception through December 31, 2015, we have received net proceeds of $313.7 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO and April 2015 follow-on offering. On January 12, 2016, we completed the sale of 3,157,894 shares of common stock in an underwritten public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and estimated offering costs paid by us.

As of December 31, 2015, our primary sources of liquidity were our cash and cash equivalents, which totaled $186.8 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(70,681)	$(27,042)	$(17,516)
Investing activities	(198)	(128)	(3)
Financing activities	129,866	146,870	22,783

Net increase in cash and cash equivalents	$58,987	$119,700	$5,264

Operating Activities

Cash used in operating activities for the fiscal year ended December 31, 2015 was $70.7 million, compared to $27.0 million for the fiscal year ended December 31, 2014. The increase of $43.7 million year over year was primarily due to the following:

•	An increase of $60.7 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations;

•	An increase of $13.9 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring during the year, including $4.8 million of stock-based compensation expense recognized upon the achievement of a performance-based vesting criteria; and

•	An increase of $3.1 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Cash used in operating activities for the fiscal year ended December 31, 2014 was $27.0 million, compared to $17.5 million for the fiscal year ended December 31, 2013. The increase of $9.5 million year over year was primarily due to the following:

•	An increase of $15.5 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations;

•	An increase of $2.5 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring during the year; and

•	An increase of $3.5 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the years ended December 31, 2015 and 2014, we used $0.2 million and $0.1 million, respectively, of cash for purchases of property and equipment. During the year ended December 31, 2013, cash used by investing activities was insignificant.

Financing Activities

During the years ended December 31, 2015, 2014 and 2013, net cash provided by financing activities was $129.9 million, $146.9 million and $22.8 million, respectively. Net cash provided by financing activities in the year ended December 31, 2015 primarily consisted of $129.1 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs. Net cash provided by financing activities in the year ended December 31, 2014 consisted primarily of $94.0 million in net proceeds from our IPO on July 23, 2014 and $52.9 million from the issuance of Series B and Series C redeemable convertible preferred stock. Net cash provided by financing activities in the year ended December 31, 2013 consisted of $22.8 million from the issuance of Series A redeemable convertible preferred stock and from the exercise of stock options.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, continue preparations for potential future commercialization, and begin to commercialize any products, if approved. We expect to incur additional costs associated with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2015, in addition to the funds raised by our public offering of common stock in January 2016, will enable us to fund our operating expenses and capital expenditure requirements into the beginning of 2018. During that time, we expect that our expenses will increase substantially as we continue clinical development of SAGE-547, including completing our Phase 3 clinical trial; complete Phase 1 clinical development for SAGE-217 and advance the product candidate into Phase 2 clinical trials, if the Phase 1 clinical trial is successful; advance SAGE-689 into Phase 1 clinical development, if permitted by the FDA; conduct additional proof-of-concept studies of SAGE-547 in PPD; continue non-clinical studies of SAGE-718, our early-stage novel allosteric modulator for NMDA; fund new and ongoing research and development activities and working capital, and fund other general corporate purposes. Our current operating plan does not contemplate that all of these activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the ability of our product candidates to progress through clinical development successfully;

•	the initiation, progress, timings, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates, and the costs of preparing regulatory filings;

•	the cost, timing, and outcome of regulatory reviews and approvals;

•	the number and characteristics of the product candidates we pursue and the nature and scope of the development programs;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies;

•	our ability to establish any future collaboration arrangements on favorable terms, if at all; and

•	the level and timing of costs associated with preparations for a potential commercial launch, including manufacturing-related costs.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$6,926	$978	$2,220	$2,330	$1,398

Total(2)(3)(4)	$6,926	$978	$2,220	$2,330	$1,398

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)	We lease office space in Cambridge, Massachusetts under operating lease agreements that initially expire in February 2022. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, which costs are variable.
(2)	We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under licensing agreements, including amendments entered into in April and May 2014, and September 2015, with Washington University, CyDex Pharmaceuticals, Inc. and two with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to $34.1 million upon achieving certain pre-commercialization milestones, such as clinical trials and regulatory approvals.

In the year ended December 31, 2015, clinical development and regulatory milestones were met for some of the programs. We recorded research and development expense related to these milestones for the year ended December 31, 2015 of $1.1 million.

(3)	We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

(4)	Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical trial milestones and regulatory approval milestones.

In the year ended December 31, 2015, the second and third clinical development milestones for one of the programs included in the consulting agreement were met. We recorded research and development expense for the year ended December 31, 2015 of $1.7 million, comprised of $0.5 million in cash and $1.2 million related to the issuance of 23,809 shares of our common stock, related to the achievement of these milestones.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents of approximately $186.8 million at December 31, 2015. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

SAGE THERAPEUTICS, INC.

Date: February 29, 2016	By:	/s/ Jeffrey M. Jonas

Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Jonas Jeffrey M. Jonas, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2016

/s/ Kimi Iguchi Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/s/ Robert T. Nelsen Robert T. Nelsen	Director	February 29, 2016

/s/ Steven Paul Steven Paul, M.D.	Director	February 29, 2016

/s/ Kevin P. Starr Kevin P. Starr	Director	February 29, 2016

/s/ Howard Pien Howard Pien	Director	February 29, 2016

/s/ James Frates James Frates	Director	February 29, 2016

/s/ Michael F. Cola Michael F. Cola	Director	February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sage Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Sage Therapeutics, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which was an integrated audit in 2015. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2016

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$186,753	$127,766
Prepaid expenses and other current assets	1,738	1,056

Total current assets	188,491	128,822
Property and equipment, net	286	163
Restricted cash	39	39
Deferred offering costs	200	—
Deferred tax assets	—	641

Total assets	$189,016	$129,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,159	$2,429
Accrued expenses	10,148	4,687
Deferred tax liabilities	—	641

Total current liabilities	15,307	7,757
Other liabilities	14	23

Total liabilities	15,321	7,780

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at December 31, 2015 and 2014; 28,823,549 and 25,621,791 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	335,032	188,727
Accumulated deficit	(161,340)	(66,845)

Total stockholders’ equity	173,695	121,885

Total liabilities and stockholders’ equity	$189,016	$129,665

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$69,357	$24,100	$14,357
General and administrative	25,293	9,710	3,922

Total operating expenses	94,650	33,810	18,279

Loss from operations	(94,650)	(33,810)	(18,279)
Interest income, net	178	8	1
Other expense, net	(23)	(9)	(3)

Net loss and comprehensive loss	(94,495)	(33,811)	(18,281)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,294)	(7)

Net loss attributable to common stockholders	$(94,495)	$(36,105)	$(18,288)

Net loss per share attributable to common stockholders—basic and diluted	$(3.40)	$(1.67)	$(12.26)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	27,778,288	21,574,347	1,492,288

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2012	15,000,000	$14,970	1,395,273	$—	$—	$(13,394)	$(13,394)
Issuance of Series A Preferred Stock, net of issuance costs of $18	22,750,000	22,732	—	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	3,174	—	1	—	1
Vesting of restricted stock	—	—	176,695	—	20	—	20
Accretion of redeemable convertible preferred stock to redemption value	—	7	—	—	(7)	—	(7)
Issuance of common stock in payment of licensing fees	—	—	47,619	—	64	—	64
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(18,281)	(18,281)

Balances at December 31, 2013	37,750,000	37,709	1,622,761	—	139	(31,675)	(31,536)
Issuance of Series B Preferred Stock, net of issuance costs of $30	9,999,999	14,970	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $110	8,973,905	37,890	—	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	87,475	—	40	—	40
Vesting of restricted stock	—	—	138,108	—	14	—	14
Issuance of common stock in payment of consultant fees	—	—	15,872	—	127	—	127
Stock-based compensation expense	—	—	—	—	2,512	—	2,512
Accretion of redeemable convertible preferred stock to redemption value	—	2,294	—	—	(935)	(1,359)	(2,294)
Conversion of redeemable convertible preferred stock to common stock	(56,723,904)	(92,863)	18,007,575	2	92,861	—	92,863
Initial public offering of common stock, net of offering costs	—	—	5,750,000	1	93,969	—	93,970
Net loss	—	—	—	—	—	(33,811)	(33,811)

Balances at December 31, 2014	—	—	25,621,791	3	188,727	(66,845)	121,885

Issuance of common stock from exercise of stock options	—	—	417,475	—	603	—	603
Vesting of restricted stock	—	—	128,051	—	17	—	17
Issuance of common stock under employee stock purchase plan	—	—	3,852	—	127	—	127
Issuance of common stock in payment of consultant fees	—	—	23,809	—	1,211	—	1,211
Stock-based compensation expense	—	—	—	—	15,176	—	15,176
Public offering of common stock, net of offering costs	—	—	2,628,571	—	129,171	—	129,171
Net loss	—	—	—	—	—	(94,495)	(94,495)

Balances at December 31, 2015	—	$—	28,823,549	$3	$335,032	$(161,340)	$173,695

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(94,495)	$(33,811)	$(18,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,240	2,512	61
Non-cash licensing and consulting fees	1,211	127	64
Depreciation	115	51	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(681)	(715)	(317)
Deferred offering costs	(165)	—	—
Accounts payable	2,690	441	674
Accrued expenses and other liabilities	5,404	4,353	236

Net cash used in operating activities	(70,681)	(27,042)	(17,516)

Cash flows from investing activities
Purchase of property and equipment	(198)	(128)	(3)

Net cash used in investing activities	(198)	(128)	(3)

Cash flows from financing activities
Proceeds from the issuance of Series A preferred stock, net of issuance costs	—	—	22,732
Proceeds from the issuance of Series B preferred stock, net of issuance costs	—	14,970	—
Proceeds from the issuance of Series C preferred stock, net of issuance costs	—	37,890	—
Proceeds from stock option exercise and employee stock purchase plan issuances	730	40	51
Proceeds from public offering of common stock, net of commissions and underwriting discounts	129,720	96,255	—
Payment of offering costs	(584)	(2,285)	—

Net cash provided by financing activities	129,866	146,870	22,783

Net increase in cash and cash equivalents	58,987	119,700	5,264

Cash and cash equivalents at beginning of period	127,766	8,066	2,802

Cash and cash equivalents at end of period	$186,753	$127,766	$8,066

Supplemental disclosure of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,294	$7
Conversion of preferred stock to common stock	$—	$92,863	$—
Public offering costs included in accounts payable or accrued expenses	$165	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of the Business

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

The Company is subject to risks and uncertainties common to companies in the biotech industry, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products, if we are able to obtain regulatory approval; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2015, the Company had an accumulated deficit of $161.3 million. From its inception through December 31, 2015, the Company has raised aggregate net proceeds of $90.6 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In July 2014, the Company raised net proceeds of $94.0 million from the sale of common stock in its initial public offering, (“IPO”). In April 2015, the Company raised net proceeds of $129.1 million from the sale of common stock in a follow-on underwritten public offering. In January 2016, the Company raised net proceeds of $140.4 million from the sale of common stock in a follow-on underwritten public offering. Based on its current operating plans, the Company believes its cash and cash equivalents balance of $186.8 million as of December 31, 2015, in addition to the funds raised from the public offering of common stock in January 2016, will be sufficient to fund its anticipated level of operations into the beginning of 2018.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these financial statements.

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Restricted Cash

A deposit of $39 thousand was restricted from withdrawal as of December 31, 2015 and 2014. The restriction is related to securing the Company’s facility lease and expires in 2022 in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying balance sheets.

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

For stock options and restricted stock issued to nonemployee consultants, the Company recognizes the fair value of such instruments as an expense over the period in which the related services are received. The fair value of the awards and measurement of related stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest. For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable over the implicit service period.

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

Basic and Diluted Net Loss Per Share

Upon the closing of the Company’s IPO in July 2014, all of the Company’s outstanding shares of redeemable convertible preferred stock were converted into shares of common stock. Prior to this conversion, the Company followed the two-class method when computing net loss per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred shares contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company reported a net loss or a net loss attributable to common stockholders resulting from dividends or accretion related to its redeemable convertible preferred shares.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013.

Risks and Uncertainties

The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will receive the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.

The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical success of its product candidates, ability to obtain regulatory approval of its product candidates, the commercial success of its product, if approved, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, significant competition and untested manufacturing capabilities.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	—	Quoted market prices in active markets for identical assets or liabilities. At December 31, 2015 and 2014, the Company’s Level 1 assets consisted of money market funds totaling $186.8 million and $127.8 million, respectively.

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2015 and 2014, the Company had no Level 2 assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2015 and 2014, the Company had no Level 3 assets or liabilities.

The Company’s financial instruments generally consist of cash equivalents, accounts payable and accrued expenses. The carrying amounts for the applicable financial instruments reported in the balance sheets approximate their fair values at December 31, 2015 and 2014, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the IPO in July 2014, $2.3 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the IPO. After consummation of the follow-on public offering of common stock in April 2015, $0.5 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded deferred offering costs of $0.2 million which are shown as a non-current asset. They are for the follow-on public offering that was consummated in January 2016.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing medicines to treat central nervous system disorders, where there are inadequate or no approved existing therapies. All tangible assets are held within the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2015, 2014 and 2013, there was no difference between net loss and comprehensive loss.

Public Offerings

On July 23, 2014, the Company completed the sale of 5,750,000 shares of its common stock in its IPO (the “IPO”), at a price to the public of $18.00 per share, resulting in net proceeds to the Company of $94.0 million after deducting underwriting discounts and commissions and offering costs paid by the Company. The shares began trading on Nasdaq Global Market on July 18, 2014.

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

On April 20, 2015, the Company completed the sale of 2,628,571 shares of common stock in an underwritten public offering of its common stock at a price to the public of $52.50 per share, resulting in net proceeds to the Company of $129.1 million after deducting underwriting discounts and commissions and offering costs paid by the Company. A description of the sale of shares of common stock held in January 2016 is included in Note 13.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in the year ending December 31, 2018, and the Company could early adopt the standard for the year ending December 31, 2017. The Company is currently assessing the method of adoption and the impact that this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. The Company has elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of December 31, 2015 are classified as noncurrent on a net basis in the Company’s consolidated balance sheet, while prior periods remain as previously reported.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

3.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life (Years)	December 31,
		2015	2014
		(in thousands)
Computer hardware and software	3	$400	$206
Furniture and equipment	5	147	103

		547	309
Less: Accumulated depreciation		(261)	(146)

Property and equipment, net		$286	$163

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million and $47 thousand, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
	(in thousands)
Development costs	$6,466	$2,788
Employee related expenses	2,718	1,279
Professional services	935	574
Other accrued expenses	29	46

	$10,148	$4,687

4.	Commitments and Contingencies

Operating Leases

The Company rents its 22,067 square foot office space under an operating lease that was expires in 2022. In March 2013, the Company signed a sublease agreement to sublet 1,900 square feet. Rental income from this sublease was $4 thousand per month. In September, 2015, this sublease was terminated.

Rent expense, net of sublease income, for the years ended December 31, 2015, 2014, and 2013, was $0.4 million, $0.3 million, and $0.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2015:

Years Ending December 31,	(in thousands)
2016	$978
2017	1,088
2018	1,132
2019	1,154
2020	1,176
Thereafter	1,398

$6,926

License Agreements

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

As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid to CyDex $0.1 million, which was recorded as research and development expense in 2015 in connection with execution of the amended and restated license agreement.

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

For the year ended December 31, 2015, the Company recorded research and development expense and made payments of cash of $0.8 million related to clinical development milestones that were met for this agreement. For the years ended December 31, 2014 and 2013, the Company did not record any expense or make any milestone or royalty payments.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50 thousand and is required to pay an annual license maintenance fee of $15 thousand on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares totaling $0.1 million was recorded as research and development expense in 2013.

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

For the year ended December 31, 2014, the Company did not record any expense or make any milestone or royalty payments. In September 2015, a regulatory milestone was met for one of the programs. Accordingly, the Company recorded research and development expenses and made a cash payment of $50 thousand in 2015.

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

For the years ended December 31, 2014 and 2013, the Company did not record any expense or make any milestone or royalty payments.

During 2015, three clinical development milestones were met. Accordingly, the Company recorded research and development expenses and made cash payments totaling $0.1 million. In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50 thousand and will make annual maintenance fees of $15 thousand until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a nonemployee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones.

In January and March 2014, the first clinical development milestones for each of two programs included in the consulting agreement were met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2014 of $0.2 million, comprised of $50 thousand in cash and $0.1 million related to the issuance of 15,872 shares of the Company’s common stock.

During the year ended December 31, 2015, the second and third clinical development milestones for one of the programs included in the consulting agreement was met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2015 of $1.7 million, comprised of $0.5 million in cash and $1.2 million related to the issuance of 23,809 shares of the Company’s common stock, related to the achievement of these milestones.

5.	Redeemable Convertible Preferred Stock

The Company has newly authorized preferred stock amounting to 5,000,000 shares as of December 31, 2015 and 2014. The newly authorized preferred stock was classified under stockholders’ equity (deficit) as of December 31, 2015 and 2014.

As of December 31, 2014 and 2013, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue no shares and 37,750,000, respectively, shares of $0.0001 par value preferred stock. In July 2014, all issued and outstanding redeemable convertible preferred stock was converted to common stock, see Note 2.

The Company had issued Series A, Series B and Series C redeemable convertible preferred stock (collectively, the “Redeemable Preferred Stock”). The Redeemable Preferred Stock was classified outside of stockholders’ equity (deficit) as of December 31, 2013 because the shares contained redemption features that are not solely within the control of the Company.

On March 18, 2013, the Company issued an additional 5,000,000 shares in the second funding of the second tranche of Series A Preferred Stock at $1.00 per share, resulting in net proceeds of $5.0 million.

On July 1, 2013, the Company issued an additional 5,000,000 shares in the third funding of the second tranche of Series A Preferred Stock at $1.00 per share, resulting in net proceeds of $5.0 million.

On September 12, 2013, the Company issued an additional 12,500,000 shares in the third tranche of Series A Preferred Stock at $1.00 per share, resulting in net proceeds of $12.5 million.

On October 18, 2013, the Company issued 250,000 shares of Series A Preferred Stock at $1.00 per share, resulting in net proceeds of $0.3 million.

On October 15, 2013, the Company entered into a Stock Purchase Agreement whereby the Company would issue up to $20.0 million of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) at $1.50 per share. The initial purchase and sale in the amount of $10.0 million could have occurred once certain development milestones had been successfully achieved. The second tranche of $10.0 million could be issued after the initial closing and at the discretion of the Board of Directors. In November 2013, the Company met the development milestones to issue the first tranche of the Series B Preferred Stock.

On January 7, 2014, the Company issued 6,666,666 shares of Series B Preferred Stock at $1.50 per share, resulting in net proceeds of $10.0 million.

On February 12, 2014, the Company issued 3,333,333 shares of Series B Preferred Stock at $1.50 in a second closing, resulting in net proceeds of $5.0 million. At that time, the Company decided not to draw on the remaining $5.0 million of the second tranche of the Series B Preferred Stock.

The Company incurred issuance costs of $30 thousand in 2014 with the issuance of the Series B Preferred Stock which were recorded as a reduction of the proceeds received.

On March 11, 2014, the Company entered into a Stock Purchase Agreement whereby the Company issued 8,973,905 shares of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) at $4.2345 per share for net proceeds of $38.0 million.

The Company incurred issuance costs of $0.1 million in 2014 with the issuance of the Series C Preferred Stock which were recorded as a reduction of the proceeds received.

6.	Common Stock

As of December 31, 2015 and 2014, the Company has authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2015 and 2014, no dividends have been declared.

7.	Stock-Based Compensation

2014 Stock Option Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will no longer grant stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of December 31, 2015, the total number of shares reserved under all equity plans is 3,862,172, and the Company had 859,363 shares available for future issuance under such plans.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31.

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Board of Directors or the Compensation Committee of the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the grantee’s continued service with the Company during a specified period following grant. Awards granted to employees generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary for new employee awards. During 2013, the Company also granted a pool of option awards which vest ratably over one year. All awards are exercisable from the date of grant for a period of ten years.

During 2015, the Company granted 497,100 options to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to achievement of certain clinical and regulatory development milestones related to the Company’s product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates. During the quarter ended June 30, 2015, the achievement of one milestone was considered probable and that milestone was achieved during the quarter ended September 30, 2015. The related expense was recognized over the estimated service period. This milestone represents 35% of the performance-based grants that were made during 2015. The achievement of the remaining milestones was deemed to be not probable as of December 31, 2015 and therefore no expense has been recognized related to these awards. During the year ended December 31, 2015, the Company recognized stock-based compensation expense of $4.8 million related to stock options with performance-based vesting criteria.

Stock-based compensation expense recognized during the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Research and development	$5,924	$1,093	$38
General and administrative	9,316	1,419	23

	$15,240	$2,512	$61

For stock option awards, the fair value of the options is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees and on a graded basis for awards to non-employees over the requisite service period of the awards for awards to employees and graded vesting is used for non-employees. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the years ended December 31, 2015, 2014 and 2013 was $34.08, $14.33 and $0.38, respectively.

The fair value of each option granted to employees and nonemployee directors during the years ended December 31, 2015, 2014 and 2013 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	90.54%	98.86%	99.89%
Risk free interest rate	1.59%	1.95%	1.66%
Expected term	6.03 years	6.38 years	6.04 years

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

Expected term (in years): Expected term represents the period that the Company’s stock option grants are expected to be outstanding. As the Company has only been a public company since July 2014, there is not sufficient historical term data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to estimate the expected term of option grants issued to employees. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2015, 2014, and 2013, a forfeiture rate of 10% was applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2014	1,996,615	$7.01	8.98	$59,362
Granted	1,516,307	45.64
Exercised	(417,475)	1.44
Forfeited	(92,638)	26.93

Outstanding as of December 31, 2015	3,002,809	$26.67	8.67	$96,479

Vested or expected to vest as of December 31, 2015	2,421,859	$24.89	8.60	$82,344

Exercisable as of December 31, 2015	723,895	$14.47	8.27	$31,729

As of December 31, 2015, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $31.5 million, which is expected to be recognized over the remaining weighted average vesting period of 3.01 years. The total fair value of shares vested for the years ended December 31, 2015, 2014 and 2013 was $9.2 million, $1.0 million, and $9 thousand, respectively. In addition, the Company has 358,976 shares of outstanding unvested stock options that vest upon the achievement of certain performance criteria. Total unrecognized compensation related to those awards was $7.8 million at December 31, 2015.

The intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $28.4 million and $2.4 million, respectively, and the intrinsic value of stock options exercised during the year ended December 31, 2013 was zero.

Restricted Stock Awards

During the year ended December 31, 2013, the Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.3 million, $0.2 million and $11 thousand, respectively, of stock-based compensation expense related to its restricted stock. The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2014	170,832
Issued	—
Vested	(128,051)
Forfeited	—
Repurchased	—

Outstanding as of December 31, 2015	42,781

As of December 31, 2015, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $34 thousand, which is expected to be recognized over the remaining weighted average vesting period of 0.56 years.

During the years ended December 31, 2015 and 2014, no shares of restricted stock were issued. During the year ended December 31, 2013, current and former employees of the Company purchased a total of 130,158 shares of restricted stock, resulting in proceeds of $50 thousand.

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the employee’s termination at the Company’s sole discretion. In the year ended December 31, 2014, the Company repurchased 6,778 shares of restricted common stock issued to employees at their $0.04 original purchase price per share.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of December 31, 2015, 3,852 shares have been issued under this plan. Included in accrued liabilities at December 31, 2015 is $64 thousand of stock compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2015.

8.	Net Loss Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Basic net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders (in thousands)	$(94,495)	$(36,105)	$(18,288)

Denominator:
Weighted average shares of common stock outstanding—basic	27,778,288	21,574,347	1,492,288
Dilutive effect of shares of common stock equivalents resulting from common stock options and preferred common stock (as converted)	—	—	—

Weighted average common stock outstanding—diluted	27,778,288	21,574,347	1,492,288

Net loss per share attributable to common stockholders—basic and diluted	$(3.40)	$(1.67)	$(12.26)

The following common stock equivalents outstanding as of December 31, 2015 and 2014, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2015	2014
Options to purchase common stock	2,643,833	1,621,906
Restricted stock	42,781	170,067
Employee Stock Purchase Plan	3,307	—

	2,689,921	1,791,973

9.	Income Taxes

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

A reconciliation of U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax due at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal	4.0	4.5	5.2
Permanent items	(0.9)	(1.0)	(0.1)
Foreign rate differential	(3.1)	—	—
Federal and state credits	9.0	8.5	1.5
Change in valuation allowance	(43.1)	(46.0)	(40.5)
Other	0.1	—	(0.1)

	0.0%	0.0%	0.0%

Significant components of the Company’s net deferred tax asset at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(in thousands)
Net operating losses	44,172	21,907
Capitalized start-up costs	2,335	2,514
Accounting method change	(1,347)	(2,020)
Tax credit carryforwards	17,013	4,433
Accrued expenses	1,062	494
Depreciation and amortization	716	332
Stock options	5,097	623
Others	21	20

Total net deferred tax asset before valuation allowance	69,069	28,303
Valuation allowance	(69,069)	(28,303)

Net deferred tax asset	—	—

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $131.5 million and $130.7 million, respectively, which begin to expire in 2031. As of December 31, 2015, the Company had federal and state research and development tax credits carryforwards of $1.6 million and $0.7 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2015, the Company had federal orphan drug tax credit carry forwards of $16.4 million, which begin to expire in 2034. At December 31, 2015, the Company has excess equity based compensation tax deductions related to net operating losses for federal and state purposes of $18.9 million and $18.9 million respectively. The Company has excess equity based compensation related to credits for federal and state purposes of $1.3 million and $0.2 million, respectively. These excess tax benefits have not been included in the net deferred tax assets before valuation allowance since these benefits would be credited directly to additional paid in capital if subsequently recognized through a reduction in taxes payable.

As of December 31, 2015, net deferred tax assets increased approximately $40.8 million primarily due to the operating loss and tax credits incurred during the year. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and capitalized start-up costs. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $69.1 million and $28.3 million has been established at December 31, 2015 and 2014, respectively.

Pursuant to Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax carryforwards that may be used in future years. Utilization of the net operating loss (“NOL”) and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to significant complexity and related costs associated with such a study. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards and credits. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

The following is a rollforward of the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefits—as of the beginning of the year	$—	$2,880	$1,477
Gross increases—current period tax positions	—	—	1,403
Gross decreases—tax positions of prior periods	—	(2,880)	—

Unrecognized tax benefits—as of the end of the year	$—	$—	$2,880

During 2014, the Company filed an application for change in accounting method with the IRS to capitalize start-up costs that were historically deducted and included as part of the NOL carryforward through December 31, 2013. As a result, the Company’s unrecognized tax benefits, which historically related to start-up costs, are zero at December 31, 2015.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are open under statute from 2012 to the present. The tax attributes prior to 2012 may still be adjusted upon examination. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective for public companies for fiscal years beginning after December 31, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the current deferred tax liability to a non-current deferred tax liability, which is netted with the long-term deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

10.	Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) for its employees. Each participant in the Plan may elect to contribute a portion of his or her annual compensation to the Plan subject to annual limits established by the Internal Revenue Service. Effective November 1, 2014, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2015 and 2014, the Company contributed $0.2 million and $15 thousand, respectively.

11.	Related Party Transactions

Since inception, the Company has received consulting and management services from Third Rock Ventures LLC, which through its affiliates, owned 16.4% of the Company’s common stock at December 31, 2015. The Company recorded expenses of $21 thousand, $0.2 million, and $0.6 million for these services for the years ended December 31, 2015, 2014, and 2013, respectively.

12.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$16,897	$25,059	$24,082	$28,612	$94,650
Loss from operations	(16,897)	(25,059)	(24,082)	(28,612)	(94,650)
Net loss and comprehensive loss	(16,871)	(25,027)	(24,035)	(28,562)	(94,495)
Net loss attributable to common stockholders	(16,871)	(25,027)	(24,035)	(28,562)	(94,495)
Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(0.90)	$(0.84)	$(0.99)	$(3.40)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$5,790	$6,188	$9,471	$12,361	$33,810
Loss from operations	(5,790)	(6,188)	(9,471)	(12,361)	(33,810)
Net loss and comprehensive loss	(5,790)	(6,192)	(9,468)	(12,361)	(33,811)
Net loss attributable to common stockholders	(6,116)	(7,769)	(9,859)	(12,361)	(36,105)
Net loss per share attributable to common stockholders—basic and diluted	$(3.70)	$(4.57)	$(0.50)	$(0.48)	$(1.67)

13.	Subsequent Event

On January 12, 2016, the Company completed the sale of 3,157,894 shares of its common stock at a price to the public of $47.50 per share, resulting in net proceeds to the Company of $140.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Exhibit List

Exhibit No.	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 000-36544) filed on July 25, 2014)

3.2	By-laws of the Registrant and the amendments thereto, as currently in effect (incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K (File No. 000-36544) filed on July 25, 2014)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated March 11, 2014 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.1+	2014 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.2*	Exclusive License Agreement by and between the Registrant and Washington University, dated November 11, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.3*	Amended and Restated Commercial License by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015.

10.4*	Non-Exclusive License Agreement by and between the Registrant and the Regents of University of California, dated October 23, 2013, as amended May 14, 2014 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.5	Lease Agreement, by and between the Registrant and ARE-MA Region No. 38, LLC, dated December 11, 2011, as amended by First Amendment to Lease, by and between ARE-MA Region No. 38, LLC, dated October 26, 2012, and Second Amendment to Lease, by and between ARE-MA Region No. 38, LLC, dated May 9, 2013 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.6+	Offer letter by and between the Registrant and Jeffrey M. Jonas, dated July 18, 2013 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.7+	Offer letter by and between the Registrant and Albert J. Robichaud, dated September 25, 2011 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.8+	Offer letter by and between the Registrant and Stephen J. Kanes, dated May 21, 2013 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.9+	Offer letter by and between the Registrant and Kimi Iguchi, dated February 7, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

Exhibit No.	Description

10.10+	Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Jeffrey M. Jonas, dated August 19, 2013 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.11+	Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Albert J. Robichaud, dated November 7, 2011 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.12+	Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Stephen J. Kanes, dated July 17, 2013 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.13+	Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Kimi Iguchi, dated March 8, 2013 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.14+	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.15	Form of Indemnification Agreement to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.16	Form of Indemnification Agreement to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.17*	Supply Agreement by and between the Registrant and CyDex Pharmaceuticals, Inc., dated December 13, 2012, as amended August 21, 2013 and April 30, 2014 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.18+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.19+	Offer Letter by and between the Registrant and Thomas D. Anderson, dated April 15, 2014 (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.20+	Severance and Change In Control Agreement between the Registrant and Jeffrey M. Jonas, dated September 25, 2014 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.21+	Severance and Change In Control Agreement between the Registrant and Kimi Iguchi, dated September 30, 2014 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.22+	Severance and Change In Control Agreement between the Registrant and Stephen J. Kanes, dated September 30, 2014 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.23+	Severance and Change In Control Agreement between the Registrant and Albert J. Robichaud, dated September 25, 2014 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.24+	Severance and Change In Control Agreement between the Registrant and Thomas D. Anderson, dated September 26, 2014 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.25*	Exclusive License Agreement by and between the Registrant and the Regents of the University of California, dated June 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-36544) filed on October 31, 2015)

Exhibit No.	Description

10.26	Third Amendment to Lease, by and between Registrant and ARE-MA Region No. 38, LLC, dated as of September 9, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.27	Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of October 27, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.28	Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.29	Fifth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of December 9, 2015

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.