Form 10-Q
period 2016-03-31
Sage Therapeutics, Inc.
filed 2016-05-06
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2016, there were 32,063,547 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to develop and commercialize our product candidates in the central nervous system, or CNS, disorders we discuss in this Quarterly Report, and potentially in other indications;

•	our ability, within the expected timeframes, to complete our ongoing non-clinical studies and clinical trials; to announce the results of such studies and trials; to advance our product candidates into additional clinical trials, including pivotal clinical trials; and to successfully complete such clinical trials;

•	our plans with respect to filing for regulatory approval for our product candidates, if clinical trial development is successful, and the potential to obtain such approval and to commercialize any product, if approved;

•	our estimates regarding expenses; use of cash; timing of future cash needs; and capital requirements;

•	the potential for future revenues;

•	our expectations with respect to the availability of supplies of our product candidates, and the expected performance of our third-party manufacturers;

•	our expectations with respect to the performance of our contract research organizations and other third parties whose activities are important to our development and future commercialization efforts;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•	the estimated number of patients in indications of interest to us, and the size of the potential markets for our product candidates and our ability to serve those markets;

•	the anticipated rate and degree of market acceptance of our product candidates for any indication once approved;

•	the level of costs we may incur in connection with our activities, and our ability to obtain additional financing when needed;

•	the potential for success of competing products that are or become available for the indications that we are pursuing or may in the future pursue;

•	the potential risk of loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, not prove to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$299,680	$186,753
Prepaid expenses and other current assets	2,926	1,738

Total current assets	302,606	188,491
Property and equipment, net	865	286
Restricted cash	39	39
Deferred offering costs	—	200

Total assets	$303,510	$189,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,540	$5,159
Accrued expenses	11,430	10,148

Total current liabilities	15,970	15,307
Other liabilities	40	14

Total liabilities	16,010	15,321

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares issued or outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 32,038,052 and 28,823,549 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	479,380	335,032
Accumulated deficit	(191,883)	(161,340)

Total stockholders’ equity	287,500	173,695

Total liabilities and stockholders’ equity	$303,510	$189,016

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$23,581	$12,900
General and administrative	7,133	3,997

Total operating expenses	30,714	16,897

Loss from operations	(30,714)	(16,897)
Interest income, net	175	21
Other income (expense), net	(4)	5

Net loss and comprehensive loss	$(30,543)	$(16,871)

Net loss per share—basic and diluted	$(0.97)	$(0.66)

Weighted average number of common shares used in net loss per share—basic and diluted	31,643,216	25,655,883

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(30,543)	$(16,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,714	1,349
Non-cash licensing and consulting fees	—	424
Depreciation	41	22
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,189)	(134)
Accounts payable	(799)	343
Accrued expenses and other liabilities	1,341	261

Net cash used in operating activities	(27,435)	(14,606)

Cash flows from investing activities
Purchase of property and equipment	(341)	(110)

Net cash used in investing activities	(341)	(110)

Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	302	147
Payment of offering costs	(599)	(35)
Proceeds from public offering of common stock, net of commissions and underwriting discounts	141,000	—

Net cash provided by financing activities	140,703	112

Net increase (decrease) in cash and cash equivalents	112,927	(14,604)
Cash and cash equivalents at beginning of period	186,753	127,766

Cash and cash equivalents at end of period	$299,680	$113,162

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable or accrued expenses	$279	$—
Public offering costs included in accounts payable or accrued expenses	$—	$151

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

The Company was incorporated under the laws of the state of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc. under its Second Amended and Restated Certificate of Incorporation.

The Company is subject to risks and uncertainties common to companies in the biotech industry, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products, if it is able to obtain regulatory approval; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2016, the Company had an accumulated deficit of $191.9 million. From its inception through March 31, 2016, the Company received net proceeds of $454.1 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015 and January 2016. Based on its current operating plans, the Company believes its cash and cash equivalents of $299.7 million as of March 31, 2016 will be sufficient to fund its anticipated level of operations and capital expenditures into the beginning of 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2016, the results of its operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Intercompany accounts and transactions have been eliminated.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	—	Quoted market prices in active markets for identical assets or liabilities. At March 31, 2016 and December 31, 2015, the Company’s Level 1 assets consisted of cash and money market funds totaling $299.7 million and $186.8 million, respectively.

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At March 31, 2016 and December 31, 2015, the Company had no Level 2 assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2016 and December 31, 2015, the Company had no Level 3 assets or liabilities.

The Company’s financial instruments generally consist of cash equivalents, accounts payable and accrued expenses. The carrying amounts for the financial instruments reported in the balance sheets approximate their fair values at March 31, 2016 and December 31, 2015, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the follow-on public offering of common stock in January 2016, $0.6 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in the year ending December 31, 2018, and the Company could early adopt the standard for the year ending December 31, 2017. The Company is currently assessing the method of adoption and the impact that this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. The Company elected to early adopt the provisions of this new standard using a prospective method as of December 31, 2015.

In February 2016, the FASB issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective on January 1, 2017. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

3. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Development costs	$9,834	$6,466
Employee-related expenses	980	2,718
Professional services	609	935
Other accrued expenses	7	29

	$11,430	$10,148

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

As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid to CyDex $0.1 million, which was recorded as research and development expense in 2015 in connection with the execution of the amended and restated license agreement.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to SAGE-547; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to SAGE-547; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.

In March 2015, a clinical development milestone was met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $0.3 million.

For the three months ended March 31, 2016, the Company did not record any expense or make any milestone or royalty payments under the license agreement with CyDex.

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

For the three months ended March 31, 2016 and 2015, the Company did not record any expense or make any milestone or royalty payments under the license agreement with Washington University.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California whereby the Company was granted a non-exclusive license to certain clinical data and clinical material for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and post-partum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to The Regents of the University of California clinical development milestones of up to $0.1 million and will be required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

During the three months ended March 31, 2015, one clinical development milestone was met. Accordingly, the Company recorded research and development expenses and made cash payments totaling $0.1 million.

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

For the three months ended March 31, 2016, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a nonemployee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones.

In March 2015, the second clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, the Company recorded research and development expense for the three months ended March 31, 2015 of $0.6 million, comprised of $0.2 million in cash and $0.4 million related to the issuance of 7,936 shares of the Company’s common stock, related to the achievement of this milestone.

For the three months ended March 31, 2016, the Company did not record any expense or make any milestone payments under the consulting agreement with the nonemployee advisor.

5. Sale of Equity Securities

On January 12, 2016, the Company completed the sale of 3,157,894 shares of its common stock at a price to the public of $47.50 per share, resulting in net proceeds to the Company of $140.4 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

6. Stock-Based Compensation

2014 Stock Option Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will no longer grant stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of March 31, 2016, the total number of shares reserved under all equity plans is 4,981,583, and the Company had 1,401,941 shares available for future issuance under such plans.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. On January 1, 2016, 1,154,653 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2015, were added to the 2014 Stock Option Plan. Such shares are included in the equity plan totals specified in the paragraph above.

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Board of Directors or the Compensation Committee of the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the grantee’s continued service with the Company during a specified period following grant. Awards granted to employees generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary for new employee awards. All awards expire in ten years.

During the three months ended March 31, 2016 and 2015, the Company granted 74,039 and 497,100 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to achievement of certain clinical and regulatory development milestones related to the Company’s product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates. During the quarter ended June 30, 2015, the achievement of one milestone was considered probable and that milestone was achieved during the quarter ended September 30, 2015. The estimated quantity of awards expected to vest was recognized by determining the cumulative expense as of June 30, 2015 and the remaining expense was recognized over the estimated service period. This milestone represents 35% of the performance-based grants that were made during 2015.

The achievement of the remaining milestones was deemed to be not probable as of March 31, 2016 and therefore no expense has been recognized related to these awards in the three months ended March 31, 2016.

Stock-based compensation expense recognized during the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development	$1,611	$523
General and administrative	2,103	826

	$3,714	$1,349

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees and on a graded basis for awards to non-employees over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the three months ended March 31, 2016 and 2015 was $21.87 and $38.28, respectively.

The fair value of each option granted to employees and nonemployee directors during the three months ended March 31, 2016 and 2015, under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	0%	0%
Expected volatility	79.8%	93.0%
Risk free interest rate	1.40%	1.46%
Expected term	6.06 years	5.89 years

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: The Company does not have sufficient history to support a calculation of volatility using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since the IPO in July 2014 and the volatilities of a peer group of comparable companies.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the three months ended March 31, 2016 and 2015, forfeiture rates of 6.49% and 10.0%, respectively, were applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,002,809	$26.67	8.67	$96,479
Granted	636,975	31.80
Exercised	(35,242)	2.10
Forfeited	(24,900)	64.68

Outstanding as of March 31, 2016	3,579,642	$27.57	8.68	$38,036

Vested or expected to vest as of March 31, 2016	2,898,779	$26.48	8.62	$34,484

Exercisable as of March 31, 2016	924,772	$16.71	8.10	$16,206

As of March 31, 2016, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $39.0 million, which is expected to be recognized over the remaining weighted average vesting period of 3.1 years. The total fair value of shares vested for the three months ended March 31, 2016 and 2015 was $4.1 million and $0.4 million, respectively. In addition, the Company has 433,015 shares of outstanding unvested stock options that vest upon the achievement of certain performance criteria. Total unrecognized stock-based compensation expense related to those awards was $10.2 million at March 31, 2016.

The intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $1.4 million and $1.8 million, respectively.

Restricted Stock Awards

During the year ended December 31, 2013, the Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three months ended March 31, 2016 and 2015, the Company recorded $16,000 and $0.1 million, respectively, of stock-based compensation expense related to its restricted stock. The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2015	42,781
Issued	—
Vested	(18,060)
Forfeited	—
Repurchased	—

Outstanding as of March 31, 2016	24,721

As of March 31, 2016, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $19,000, which is expected to be recognized over the remaining weighted average vesting period of 0.33 years.

During the three months ended March 31, 2016 and 2015, no shares of restricted stock were issued.

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the employee’s termination at the Company’s sole discretion. No shares were repurchased during the three months ended March 31, 2016 and 2015.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of March 31, 2016, 7,159 shares have been issued under this plan.

7. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(30,543)	$(16,871)

Denominator:
Weighted average shares of common stock outstanding—basic	31,643,216	25,655,883
Dilutive effect of shares of common stock equivalents resulting from common stock options	—	—

Weighted average shares of common stock outstanding—diluted	31,643,216	25,655,883

Net loss per share—basic and diluted	$(0.97)	$(0.66)

The following common stock equivalents outstanding as of March 31, 2016 and 2015 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	3,146,627	1,736,871
Restricted stock	24,721	137,184
Employee Stock Purchase Plan	3,851	—

	3,175,199	1,874,055

8. Income Taxes

The Company did not record a federal or state income tax benefit for the Company’s losses for the three months ended March 31, 2016 and 2015 due to the Company’s net losses and conclusion that a valuation allowance is required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and the Annual Report on Form 10-K for the year ended December 31, 2015, or “Annual Report”, and the audited financial information and the notes thereto.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under Part II, Item 1A. Risk Factors and in the Annual Report.

We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances under which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

The following table summarizes the status of our development programs as of the date of this report.

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

Our next-generation product candidates, SAGE-217 and SAGE-689, also target the GABAA receptor system. These compounds have been designed to have pharmaceutical properties that optimize both their non-clinical profiles and potential clinical profiles for the treatment of certain seizure and non-seizure CNS disorders. We are currently conducting Phase 1 clinical trials of SAGE-217, which we expect to complete in the first half of 2016. If the Phase 1 clinical trials of SAGE-217 support further development, we plan to commence Phase 2 clinical trials of SAGE-217, initially in essential tremor and orphan epilepsies. SAGE-689 is in non-clinical development. Our Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the U.S. Food and Drug Administration, or FDA, for additional non-clinical study data.

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

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders among others. We believe that we will have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered on a scaffold of chemically-modified endogenous neuroactive steroid compounds. We believe our know-how around the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics by enabling us to control important properties such as half-life, brain penetration and the types of receptors with which our compounds interact with the goal of developing product candidates that have the potential to bind with targets in the brain with more precision, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

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

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $191.9 million as of March 31, 2016. Our net losses were $30.5 million for the three months ended March 31, 2016 and $94.5 million for the year ended December 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, the lead product candidate in our SE program, including completing the Phase 3 clinical trial for SAGE-547 in SRSE and additional clinical and non-clinical studies of SAGE-547 required for an NDA, advancing regulatory activities focused on a potential filing of an NDA, and initial preparations for a potential commercial launch;

•	continue to advance our efforts to establish proof of principle of the potential for use of GABAA receptor modulators in PPD;

•	complete the ongoing Phase 1 clinical trials of SAGE-217, and if successful, advance development of SAGE-217 as an oral therapy potentially for orphan epilepsies such as Dravet syndrome and Rett syndrome, and in certain non-seizure indications such as essential tremor;

•	advance development of SAGE-689 as an adjunctive second-line therapy for the treatment of SE, including conducting additional non-clinical studies, and potential clinical trials, if we are able to successfully address the data request from the FDA;

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, in non-clinical studies;

•	continue our research and development efforts for other drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for our product candidates that successfully complete clinical development;

•	add personnel, including personnel to support our product development and future commercialization efforts;

•	add operational, financial and management information systems, and;

•	maintain, leverage and expand our intellectual property portfolio.

As a result, we will, in the future, need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates; obtain adequate patent protection for our technology; obtain necessary regulatory approval for our product candidates; or achieve commercial viability for any approved product. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the beginning of 2018. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception, and do not expect to generate any revenue from the sale of products in the near future. If our developmental efforts result in clinical success and regulatory approval or collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in scientific research and development functions;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our non-clinical studies and clinical trials;

•	expenses associated with manufacturing materials for use in clinical trials and developing external manufacturing capabilities;

•	costs of outside consultants engaged in scientific research and development activities, including their fees, stock-based compensation and travel expenses;

•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and

•	payments made under our third-party license agreements.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We have been developing our product candidates and focusing on other research and development programs, including exploratory efforts to identify new compounds, target validation for identified compounds and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis, and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, or CMOs, in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; and fees paid to outside consultants who perform work on our programs. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue or initiate clinical trials and non-clinical studies for certain product candidates, and pursue later stages of clinical development of our product candidates.

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates, if approved for marketing and sale. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials or need to enroll additional patients, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, benefits, stock-based compensation and travel expenses of our executive, finance, business, commercial and corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to evaluation, planning and preparation for a potential commercial launch; facilities and other expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our business and the potential commercialization of our product candidates. We also anticipate increased expenses associated with general operations, including costs related to audit, legal, and tax-related services, director and officer insurance premiums, and investor relations costs. Additionally, we anticipate an increase in payroll and related expenses as we continue to build our organizational capabilities and prepare for commercial operations, especially as it relates to the sales and marketing of our product candidates, if approved.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$23,581	$12,900	$10,681
General and administrative	7,133	3,997	3,136

Total operating expenses	30,714	16,897	13,817
Loss from operations	(30,714)	(16,897)	(13,817)
Interest income, net	175	21	154
Other income (expense), net	(4)	5	(9)

Net loss	$(30,543)	$(16,871)	$(13,672)

Research and development expenses

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(in thousands)
SAGE-547	$10,379	$6,578	$3,801
SAGE-217	5,106	1,407	3,699
SAGE-689	591	1,069	(478)
SAGE-718	1,047	739	308
Other research and development programs	1,214	824	390
Unallocated expenses	5,244	2,283	2,961

Total research and development expenses	$23,581	$12,900	$10,681

Research and development expenses for the three months ended March 31, 2016 were $23.6 million, compared to $12.9 million for the three months ended March 31, 2015. The increase of $10.7 million period over period was primarily due to the following:

•	an increase of $3.8 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE and the Phase 2 proof-of-concept trial in severe post-partum depression, conduct of supporting clinical pharmacology studies, and an increase in chemistry, manufacturing and controls, or CMC, work in preparation for product registration. For the three months ended March 31, 2015, expenses related to the achievement of clinical development milestones met by consultants and licensors were $0.9 million. For the three months ended March 31, 2016, no expenses were incurred related to the achievement of clinical development milestones met by consultants and licensors;

•	an increase of $3.7 million in expenses related to our SAGE-217 program due to the initiation and conduct of two Phase 1 clinical trials and the initiation of Phase 2 enabling toxicology, formulation and manufacturing activities;

•	a decrease of $0.5 million in expenses related to our SAGE-689 program due to the delay in commencement of a Phase 1 clinical trial as we conduct additional non-clinical work in response to a request from the FDA for additional non-clinical study data;

•	an increase of $0.3 million in expenses related to our SAGE-718 program due to the commencement of IND-enabling toxicology studies during the three months ended December 31, 2015;

•	an increase of $0.4 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and

•	an increase of $3.0 million in unallocated expenses, including an increase of $1.1 million of non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth in our operations.

General and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel-related	$4,187	$1,918	$2,269
Professional fees	1,572	749	823
Commercial planning	508	614	(106)
Other	866	716	150

Total general and administrative expenses	$7,133	$3,997	$3,136

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $7.1 million and $4.0 million, respectively. The increase of $3.1 million in general and administrative expenses period over period was primarily due to a $2.3 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities, including an increase of $1.3 million in non-cash stock-based compensation expense. The increase of $0.8 million in professional fees was primarily due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs.

Interest Income, net and Other income (expense), net

Interest income, net, and other expense, net, were insignificant for the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue and have incurred recurring net losses. As of March 31, 2016, we had an accumulated deficit of $191.9 million. From our inception through March 31, 2016, we received net proceeds of $454.1 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO in July 2014 and follow-on offerings in April 2015 and January 2016. On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in an underwritten public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of March 31, 2016, our primary sources of liquidity were our cash and cash equivalents, which totaled $299.7 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,435)	$(14,606)
Investing activities	(341)	(110)
Financing activities	140,703	112

Net increase (decrease) in cash and cash equivalents	$112,927	$(14,604)

Operating activities

Cash used in operating activities for the three months ended March 31, 2016 was $27.4 million. The increase of $12.8 million period over period was primarily due to the following:

•	An increase of $13.7 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations, offset in part by an increase of $2.0 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring; and

•	An increase of $1.1 million in cash used by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2016 and 2015, we used $0.3 million and $0.1 million, respectively, of cash for purchases of property and equipment.

Financing activities

During the three months ended March 31, 2016 and 2015, net cash provided by financing activities was $140.7 million and $0.1 million, respectively. Net cash provided by financing activities in the three months ended March 31, 2016 primarily consisted of $140.4 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, continue preparations for potential future commercialization, and begin to commercialize any products, if approved. We expect to incur additional costs associated with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and outsourced-manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash and cash equivalents as of March 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the beginning of 2018. During that time, we expect that our expenses will increase substantially as we:

•	continue clinical development of SAGE-547, including completing our Phase 3 clinical trial;

•	completing Phase 1 clinical development for SAGE-217 and advance the product candidate into planned Phase 2 clinical trials in orphan epilepsies and essential tremor, if the Phase 1 clinical trials are successful;

•	advance SAGE-689 into Phase 1 clinical development, if permitted by the FDA;

•	complete the ongoing proof-of-concept studies of SAGE-547 in severe PPD;

•	continue non-clinical studies of SAGE-718, our early-stage novel allosteric modulator for NMDA;

•	fund new and ongoing research and development activities and working capital; and

•	fund other general corporate purposes.

Our current operating plan does not contemplate other development activities that we may pursue or that all of our currently planned activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. We may also choose to change or increase our development efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the ability of our product candidates to progress through clinical development successfully;

•	the initiation, progress, timing, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates, and the costs of preparing regulatory filings;

•	the cost, timing, and outcome of regulatory reviews and approvals;

•	the number and characteristics of the product candidates we pursue and the nature and scope of the development programs;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies;

•	our ability to establish any future collaboration arrangements on favorable terms, if at all; and

•	the level and timing of costs associated with preparations for a potential commercial launch, including manufacturing-related costs.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$6,709	$1,025	$2,242	$2,341	$1,101

Total (1)(2)(3)(4)	$6,709	$1,025	$2,242	$2,341	$1,101

(1)	We lease office space in Cambridge, Massachusetts under an operating lease agreement that will expire in February 2022. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)	We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $34.1 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales.

For the three months ended March 31, 2016, we did not record any expense or make any milestone or royalty payments under these license agreements.

(3)	We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.
(4)	Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.

For the three months ended March 31, 2016, we did not record any expense or make any milestone payments under this agreement.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 29, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for us in the year ending December 31, 2018, and we could early adopt the standard for the year ending December 31, 2017. We are currently assessing the method of adoption and the impact that this new accounting guidance will have on our consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We elected to early adopt the provisions of this new standard using a prospective method as of December 31, 2015.

In February 2016, the FASB issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact that this new guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective on January 1, 2017. We are in the process of evaluating the impact that this new guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We had cash and cash equivalents of approximately $299.7 million at March 31, 2016. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including to our President and Chief Executive Officer, who is our principal executive officer, and to our Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this filing, we are not party to any legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

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

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547, is currently in Phase 3 clinical development for the treatment of super-refractory status epilepticus, or SRSE. SAGE-217 is in Phase 1 clinical development, and SAGE-689 and SAGE-718 are in non-clinical development and other product candidates are at earlier stages. Drug development involves a high degree of risk.

We may not be able to complete our clinical trials or announce results from our clinical trials on the time-lines we expect. For instance, we may experience slower than expected clinical site initiation, or slower than expected identification and enrollment of evaluable patients. There is also the potential for delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. We may change formulations of our product candidates which could delay development or require us to conduct additional clinical trials or non-clinical studies. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

We are not permitted to market our product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries.

Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities that our product candidates are safe and effective in any indication;

•	the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval;

•	the FDA or regulatory authorities outside the U.S. may disagree with the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials or changes in drug formulation used in our non-clinical studies or clinical trials;

•	the FDA or regulatory authorities outside the U.S. may require that we conduct additional non-clinical studies and clinical trials prior to approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may find the data from non-clinical studies and clinical trials insufficient to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	if an NDA for one of our product candidates is submitted, the FDA may approve the product candidate for a more limited patient population than we expect;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

Even if we receive marketing approval for our product candidates, regulatory or other governmental authorities may still impose significant restrictions on our products, including restrictions on indicated uses or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, we expect that, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of SAGE-547, taking into account the recommendation of the FDA. The process may be more time consuming than we expect, and may delay our ability to market SAGE-547 if it is approved. Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Any such setback would have a material adverse effect on our business and prospects.

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

Our lead product, SAGE-547, is currently being studied in a Phase 3 clinical trial for the treatment of patients with SRSE. There is no precise method of establishing the actual number of patients with SRSE in any geography over any time period. Moreover, SRSE is an acute episodic condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. We estimate that the annual incidence of SRSE in the U.S. is approximately 25,000 patients per year, and it may be that only a subset of those patients would be potential candidates for treatment with SAGE-547. We plan to develop our product candidates in certain other indications, including potentially status epilepticus, refractory status epilepticus, orphan epilepsies, post-partum depression, essential tremor, Smith-Lemli-Opitz Syndrome and anti-NMDA receptor encephalitis. We may not be able to accurately estimate the prevalence or size of the addressable patient population for some or all of those indications or any other indication that we elect to pursue. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. For example, there are estimates in the literature on the prevalence of SRSE, particularly from studies outside the U.S., that are significantly lower than our estimates. We believe that differences in prevalence rates for status epilepticus, or SE, refractory status epilepticus, or RSE, and SRSE among studies in the published literature may be the result of: differences from country-to-country in the prevalence or rate of occurrence of the underlying conditions and disorders that cause SE, RSE and SRSE; challenges in making an accurate diagnosis of SE, RSE and SRSE, particularly in a patient population with multiple complications; limitations and variations in the diagnosis coding for these conditions; the small size of the populations studied in the literature; and differences and limitations in the analytical plans underlying the various published studies. The actual number of patients with SRSE or any other indication in which we elect to pursue development of our product candidates may; however, be significantly lower than we believe. If the actual number of patients with SRSE or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or the rate of occurrence of a disease in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547 or any of our other product candidates in emergency-use cases, investigator sponsored trials, expanded access programs, or any clinical trials, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 or any of our other product candidates are observed in emergency-use cases, investigator sponsored clinical trials, or clinical trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

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

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE and our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed and results announced as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

•	delays in filing or receiving approvals of additional investigational new drug applications, or INDs that may be required;

•	negative results from our ongoing non-clinical studies or clinical trials;

•	challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in the case of SAGE-547, challenges we have faced, and may continue to face, due to: the small size of the patient population and acute nature of SRSE; the lack of proximity of some patients to trial sites; the lack of a pediatric investigation plan which is required to be submitted to enroll pediatric patients in most EU countries; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; and challenges associated with the nature of the clinical trial protocol; with the potential for the same issues or other issues, such as the availability of existing treatments for the relevant disease, and competition from other clinical trial programs for similar indications, to delay enrollment of patients in existing or future clinical trials of our other product candidates;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;

•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;

•	the occurrence of severe or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical studies;

•	delays in validating any endpoints utilized in a clinical trial;

•	our inability to satisfy the CMC requirements of the FDA or file amendments to our IND as requested by the FDA prior to the initiation of a clinical trial;

•	the FDA and applicable regulatory authorities outside the U.S. disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials;

•	reports from non-clinical or clinical testing of other CNS therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, commencement of a Phase 1 clinical trial of SAGE-689 has been delayed to respond to a request from the FDA for additional non-clinical study data. There is no guarantee that we will be able to generate data that will satisfy the FDA, and enable us to commence the Phase 1 clinical trial. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial or full clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing non-clinical studies, or adverse side effects or lack of effectiveness identified in ongoing clinical trials;

•	changes in government regulations or administrative actions;

•	problems with clinical supply materials; and

•	lack of adequate funding to continue clinical trials.

Changes in regulatory requirements or FDA guidance or unanticipated events during our non-clinical studies and clinical trials of our product candidates may occur, which may result in changes to non-clinical studies and clinical trial protocols or the need for additional non-clinical studies and clinical trials, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements or FDA guidance or unanticipated events during our non-clinical studies and clinical trials may force us to amend non-clinical studies and clinical trial protocols or the FDA or applicable regulatory authorities outside the U.S. may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our non-clinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our non-clinical studies or clinical trials, or if we are required to conduct additional non-clinical studies or clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures. In such an event, we believe that our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We do not have long-term supply agreements in place with our contract manufacturers, and each batch of our product candidates is individually contracted under a quality agreement and purchase order. If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our products, if approved.

Even if we receive marketing approval for our product candidates in the U.S., we may never receive regulatory approval to market our product candidates outside of the U.S.

Even if we receive marketing approval for our product candidates in the U.S., we may never receive regulatory approval to market our product candidates outside of the U.S. In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Even if we are able to successfully develop our product candidates and obtain marketing approval in a country, we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

The commercial success of our product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our approved products among the medical community, including physicians, patients and healthcare payors. Market acceptance of our products, if approved, will depend on a number of factors, including, among others:

•	the efficacy of our products as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, our ability to demonstrate in clinical trials that our products provide patients with incremental health benefits, as compared with other available CNS therapies;

•	limitations or warnings contained in the labeling approved for our products by the FDA or other applicable regulatory authorities;

•	the clinical indications and size of patient populations for which our products are approved;

•	availability of alternative treatments already approved or expected to be commercially launched in the near future;

•	the potential and perceived advantages of our products over current treatment options or alternative treatments, including future alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	pricing and cost effectiveness;

•	the effectiveness of our sales and marketing strategies;

•	our ability to increase awareness of our approved products through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement; or

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our product candidates are approved, but do not achieve an adequate level of acceptance by patients, physicians and payors, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our products, if approved, may require significant resources and may never be successful.

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

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, and could substantially increase the costs of commercializing our products and significantly impact our ability to successfully commercialize our products and generate revenues.

Even if we receive marketing approval for our product candidates, we may still face future development and regulatory difficulties.

        Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our products, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, we expect that, prior to product launch, the DEA will need to determine the controlled substance schedule of SAGE-547, taking into account the recommendation of the FDA. The DEA process may be more time consuming than we expect. Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Currently, there are no therapies specifically approved for SRSE or RSE. However, many products approved for other indications, including general anesthetics, ketamine and anti-seizure drugs, are used off-label for various stages of SE therapy. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes used prior to withdrawal of care for patients with SRSE.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•	The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•	The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the Patient Protection and Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The FDA and other regulatory and enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, if approved, and enforce laws and regulations prohibiting the promotion of off-label uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

We expect that SAGE-547 will be, and our other product candidates may be, listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Other Schedule IV compounds include sedative hypnotics such as benzodiazepines.

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

In many foreign countries, including Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates with other available therapies. If reimbursement for our product candidates is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, if it is conditioned on unreasonable caps or rebates, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Even though we have obtained orphan drug designation for SAGE-547 as a treatment for SE, including SRSE, there may be limits to the regulatory exclusivity afforded by such designation.

Even though we have obtained orphan drug designation for SAGE-547 for treatment of SE, including SRSE, from the FDA, there are limitations to exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain approval for a drug that shares the same active moiety as an already approved orphan-designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our future profitability may depend, in part, on our ability to gain approval of, and commercialize, our product candidates in foreign markets for which we may rely on collaboration with third parties. If we are able to gain approval for, and commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	the amount of reimbursement for our product candidates in foreign markets, and the nature of any limitations and caps on such reimbursement;

•	our inability to directly control commercial activities to the extent we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	the existence of additional potentially relevant third party intellectual property rights;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, should they issue; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to formulations and methods of use of SAGE-547, and compositions and methods of use of certain other GABAA receptor modulators, including genus and species claims to SAGE-217 and SAGE-689 and NMDA receptor modulators, including SAGE-718.

We currently have no issued patents covering any of our lead product candidates, SAGE-547, SAGE-217, SAGE-689 or SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547 only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SE. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues, and is held to be valid and enforceable, competitors may be able to design around our patents, such as using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our sales if any of our product candidates are approved in those countries.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued as a patent, will include claims having a scope sufficient to protect our current product candidates or any other products or product candidates;

•	any of our pending patent applications will issue as patents at all;

•	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;

•	we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe any patents that may be issued to us;

•	others will not use pre-existing technology to effectively compete against us;

•	any of our patents, if issued, will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are separately patentable; or

•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

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

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, ex parte reexamination, or inter partes review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S., assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. For example, an April 2014 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

We have entered into several licenses to support our various programs. We are parties to an exclusive license agreement with Washington University, or WU, under which we have licensed certain patent families that comprise a variety of small molecule allosteric modulators of GABAA receptors and for which we have the worldwide right to develop and commercialize. A patent family that discloses and claims SAGE-689 is licensed to us under this agreement. We are obligated to pay WU certain clinical/regulatory milestones and single-digit royalties on products developed from this technology. Termination of our license agreement with WU would have a material adverse impact on our ability to develop and commercialize SAGE-689.

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

Some of the intellectual property rights we have licensed may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the license agreements with WU and the Regents may have been generated using U.S. government funds. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

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

We are highly dependent on Dr. Jeffrey M. Jonas, our Chief Executive Officer, President, and Director. We have entered into an employment agreement with Dr. Jonas, but he may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Dr. Jonas in the foreseeable future, the loss of his services might impede the achievement of our research, development and commercialization objectives. We do not have any key-man life insurance on Dr. Jonas. We rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating and implementing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us, and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to: comply with the regulations of the FDA and applicable non-U.S. regulators; provide accurate information to the FDA and applicable non-U.S. regulators; comply with healthcare fraud and abuse and anti-kick-back laws and regulations, in the U.S. and abroad; comply with anti-bribery and anti-corruption laws and regulations in the U.S. and abroad; report financial information or data accurately; or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials or other material information, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our products, if any, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products if we receive marketing approval. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot guarantee that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history, and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in April 2010. Our operations to date have been limited primarily to organizing and staffing our company, raising capital and conducting research and development activities and clinical trials of our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates.

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses paid by us. On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in a public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and offering expenses paid by us. From our inception through March 31, 2016, we had received net proceeds of $454.1 million from such transactions. As of March 31, 2016, our cash and cash equivalents were $299.7 million. We have incurred significant net losses in each year since our inception, including net losses of $30.5 million for the three months ended March 31, 2016 and $94.5 million for the year ended December 31, 2015. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing our product candidates through non-clinical and clinical development. Developing small molecule products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials. Depending on the status of regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we may also require additional capital to fund operating needs even after approval. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2016, our cash and cash equivalents were $299.7 million. Based on our current operating plans, we expect that our existing cash and cash equivalents will be sufficient to fund our anticipated level of operations into the beginning of 2018. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	plans for, progress of, timing of, changes to, delays in or results from, non-clinical studies and clinical trials of our product candidates, including any adverse events, delays or announcements related to such studies or trials;

•	any delay in filing for regulatory approval of our product candidates;

•	the failure or delay of the FDA or any other regulatory authority to approve our product candidates, or any unexpected limitation on the approved indication or onerous condition of approval;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	the success or failure of our CNS therapies;

•	regulatory or legal developments in the U.S. and other countries;

•	adverse developments with respect to our intellectual property portfolio;

•	failure of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

We have a significant stockholder, which will limit a stockholder’s ability to influence corporate matters and may give rise to conflicts of interest.

A fund affiliated with Third Rock Ventures LLC, or TRV, is our largest stockholder. As of March 31, 2016, TRV beneficially owned approximately 14.8% of our common stock. Accordingly, TRV exerts and will continue to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and amendments to our organizational documents, such as increases in our authorized shares of common stock and approval of significant corporate transactions. Furthermore, the interests of TRV may not always coincide with the interests of other stockholders and TRV may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, which might affect the prevailing market price for our common stock.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit the ability of our stockholders to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2016, existing holdings of our executive officers, directors, investment funds affiliated with TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 31.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence significantly our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders acquired some or all of their shares of common stock for substantially less than the price of the shares of common stock acquired in the our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have broad discretion in how we use the proceeds from our follow-on public offerings, and may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our follow-on public offerings. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the follow-on offerings in a manner that does not produce income or that loses value.

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

As of March 31, 2016, we have used all of the net offering proceeds from our IPO, primarily to fund clinical development of SAGE-547, IND-enabling activities and initiation of clinical development for SAGE-217, IND-enabling activities for SAGE-689, research and development activities to find additional product candidates and general corporate purposes

Item 5.	Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2016, Stephen J. Kanes, MD, PhD, entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

May 6, 2016	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 6, 2016	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.