Form 10-Q
period 2016-06-30
Sage Therapeutics, Inc.
filed 2016-08-09
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 32,094,020 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to develop and commercialize our product candidates in the central nervous system, or CNS, disorders we discuss in this Quarterly Report, and potentially in other indications;

•	our ability, within the expected timeframes, to complete our ongoing non-clinical studies and clinical trials; to announce the results of such studies and trials; to advance our product candidates into additional clinical trials, including pivotal clinical trials; and to successfully complete such clinical trials;

•	our plans with respect to filing for regulatory approval for our product candidates, if clinical trial development is successful, and the potential to obtain such approval and to commercialize any product, if approved;

•	our estimates regarding expenses; use of cash; timing of future cash needs; and capital requirements;

•	the potential for future revenues;

•	our expectations with respect to the availability of supplies of our product candidates, and the expected performance of our third-party manufacturers;

•	our expectations with respect to the performance of our contract research organizations and other third parties whose activities are important to our development and future commercialization efforts;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•	the estimated number of patients in indications of interest to us; the potential for our product candidates in those indications; the size of the potential markets for our product candidates; and our ability to serve those markets;

•	the anticipated rate and degree of market acceptance of our product candidates for any indication once approved;

•	the level of costs we may incur in connection with our activities, the possible timing and sources of future financings, and our ability to obtain additional financing when needed;

•	the potential for success of competing products that are or become available for the indications that we are pursuing or may in the future pursue;

•	the potential risk of loss of key scientific or management personnel; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

This Quarterly Report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, not prove to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$189,003	$186,753
Marketable securities	83,292	—
Prepaid expenses and other current assets	1,812	1,738

Total current assets	274,107	188,491
Property and equipment, net	959	286
Restricted cash	564	39
Deferred offering costs	—	200

Total assets	$275,630	$189,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,957	$5,159
Accrued expenses	12,382	10,148

Total current liabilities	18,339	15,307
Other liabilities	82	14

Total liabilities	18,421	15,321

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 32,073,437 and 28,823,549 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	483,797	335,032
Accumulated deficit	(226,630)	(161,340)
Accumulated other comprehensive items	39	—

Total stockholders’ equity	257,209	173,695

Total liabilities and stockholders’ equity	$275,630	$189,016

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$26,096	$18,603	$49,677	$31,503
General and administrative	8,910	6,456	16,044	10,453

Total operating expenses	35,006	25,059	65,721	41,956

Loss from operations	(35,006)	(25,059)	(65,721)	(41,956)
Interest income, net	266	41	442	62
Other expense, net	(7)	(9)	(11)	(4)

Net loss	$(34,747)	$(25,027)	$(65,290)	$(41,898)

Net loss per share—basic and diluted	$(1.08)	$(0.90)	$(2.05)	$(1.57)

Weighted average shares outstanding—basic and diluted	32,062,298	27,860,332	31,835,194	26,765,705
Comprehensive loss:
Net loss	$(34,747)	$(25,027)	$(65,290)	$(41,898)
Other comprehensive items:
Unrealized gain on marketable securities	39	—	39	—

Total other comprehensive gain	39	—	39	—

Total comprehensive loss	$(34,708)	$(25,027)	$(65,251)	$(41,898)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(65,290)	$(41,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,179	6,747
Non-cash licensing and consulting fees	—	1,211
Premium on marketable securities	(269)	—
Amortization of premium on marketable securities	13	—
Depreciation	116	54
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74)	(2,219)
Accounts payable	941	2,760
Accrued expenses and other liabilities	2,278	296

Net cash used in operating activities	(54,106)	(33,049)

Cash flows from investing activities
Purchases of marketable securities	(82,997)	—
Purchases of property and equipment	(835)	(181)
Increase in restricted cash	(525)	—

Net cash used in investing activities	(84,357)	(181)

Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	312	436
Payments of offering costs	(599)	(458)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	141,000	129,720

Net cash provided by financing activities	140,713	129,698

Net increase in cash and cash equivalents	2,250	96,468
Cash and cash equivalents at beginning of period	186,753	127,766

Cash and cash equivalents at end of period	$189,003	$224,234

Supplemental disclosure of non-cash financing activities
Public offering costs included in accounts payable or accrued expenses	$—	$137

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

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2016, the Company had an accumulated deficit of $226.6 million. From its inception through June 30, 2016, the Company received net proceeds of $454.1 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015 and January 2016. Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $272.3 million as of June 30, 2016 will be sufficient to fund its anticipated level of operations and capital expenditures into late 2017.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2016, its results of operations and comprehensive loss for the three and six months ended June 30, 2016, and its cash flows for the six months ended June 30, 2016 and 2015. The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.

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

The Company’s cash equivalents and marketable securities at June 30, 2016 and December 31, 2015 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2016 and December 31, 2015, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the follow-on public offerings of common stock in January 2016 and April 2015, $0.6 million and $0.6 million, respectively, of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Restricted Cash

A deposit of $0.5 million was restricted from withdrawal as of June 30, 2016. The restriction is related to securing the Company’s facility lease in May 2016, under which the Company will rent 19,805 square feet of additional office space in a separate multi-tenant building beginning in September 2016. The lease for the additional space will expire in February 2022. The restriction expires in 2022, in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying unaudited condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in the year ending December 31, 2018, and the Company could early adopt the standard for the year ending December 31, 2017. The Company is currently assessing the method of adoption and the impact that this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the year ending December 31, 2016. Early adoption is permitted. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective on January 1, 2017. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes the impairment model for most financial assets and certain other instruments. Under the standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective on January 1, 2020. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

3. Fair Value Measurements

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are generally based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers and/or estimates cash flow, prepayment spreads and default rates.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	$189,003	$189,003	$—	$—

Total cash and cash equivalents	189,003	189,003	—	—

Marketable securities:
U.S. government securities	32,082	—	32,082	—
Corporate bonds	28,788	—	28,788	—
Commercial paper	22,422	—	22,422	—

Total marketable securities	83,292	—	83,292	—

Total cash, cash equivalents and marketable securities	$272,295	$189,003	$83,292	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	$186,753	$186,753	$—	$—

Total cash and cash equivalents	$186,753	$186,753	$—	$—

During the three and six months ended June 30, 2016 and 2015, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2016.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities (due within 1 year)	$32,053	$29	$—	$32,082
Corporate bonds (due within 1 year)	28,778	18	(8)	28,788
Commercial paper (due within 1 year)	22,422	—	—	22,422

	$83,253	$47	$(8)	$83,292

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2016 and 2015. The Company held no marketable securities as of December 31, 2015.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Development costs	$9,567	$6,466
Employee-related expenses	2,073	2,718
Professional services	738	935
Other accrued expenses	4	29

	$12,382	$10,148

5. Commitments and contingencies

Operating Leases

The Company rents 22,067 square feet of office space in a multi-tenant building under an operating lease that will expire in February 2022.

In May 2016, the Company entered into a lease under which the Company will rent 19,805 square feet of additional office space in a separate multi-tenant building beginning on September 1, 2016. The lease for the additional space will also expire in February 2022. A deposit of $0.5 million was restricted from withdrawal as of June 30, 2016, which is related to securing the lease. The restriction expires in 2022, in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying unaudited condensed consolidated balance sheets.

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

In April 2015, an additional clinical development milestone was met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended June 30, 2015 of $0.5 million.

For the three and six months ended June 30, 2016, the Company did not record any expense or make any milestone or royalty payments under the license agreement with CyDex.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.

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

In September 2015, a regulatory milestone was met for one of the programs. Accordingly, the Company recorded research and development expenses and made a cash payment of $50,000.

For the three and six months ended June 30, 2016, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

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

During the three months ended June 30, 2015, an additional clinical development milestone was met. Accordingly, the Company recorded research and development expenses for the three months ended June 30, 2015 totaling $25,000. In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

For the three and six months ended June 30, 2016, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

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

In April 2015, the third clinical development milestone for one of the programs included in the consulting agreement was met. Accordingly, the Company recorded research and development expense for the three months ended June 30, 2015 of $1.1 million, comprised of $0.3 million in cash and $0.8 million related to the issuance of 15,873 shares of the Company’s common stock, related to the achievement of this milestone.

For the three and six months ended June 30, 2016, the Company did not record any expense or make any milestone payments under the consulting agreement with the nonemployee advisor.

6. Sale of Equity Securities

On January 12, 2016, the Company completed the sale of 3,157,894 shares of its common stock at a price to the public of $47.50 per share, resulting in net proceeds to the Company of $140.4 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

7. Stock-Based Compensation

Stock Option Plans

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will no longer grant stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of June 30, 2016, the total number of shares reserved under all equity plans is 4,959,683, and the Company had 1,081,131 shares available for future issuance under such plans.

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

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Board of Directors or the Compensation Committee of the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company generally vest based on the continued service of the grantee with the Company during a specified period following grant. Awards granted to employees generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary for employee awards. All awards expire in ten years.

During the six months ended June 30, 2016 and 2015, the Company granted 74,039 and 497,100 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates. During the three months ended June 30, 2015, the achievement of one milestone was considered probable and that milestone was achieved during the three months ended September 30, 2015. The estimated quantity of awards expected to vest was recognized by determining the cumulative expense as of June 30, 2015 and the remaining expense was recognized over the estimated service period. This milestone represents 35% of the performance-based option grants that were made during 2015. During the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of $3.4 million related to stock options with performance-based vesting criteria.

The achievement of the remaining milestones was deemed to be not probable as of June 30, 2016 and therefore no expense has been recognized related to these awards for the three and six months ended June 30, 2016.

Stock-based compensation expense recognized during the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$2,037	$2,298	$3,649	$2,821
General and administrative	2,428	3,100	$4,530	3,926

	$4,465	$5,398	$8,179	$6,747

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees and on a graded basis for awards to non-employees over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the six months ended June 30, 2016 and 2015 was $22.23 and $41.68, respectively.

The fair value of each option granted to employees and nonemployee directors during the three and six months ended June 30, 2016 and 2015, under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	0%	0%	0%	0%
Expected volatility	80.73%	88.58%	80.11%	92.44%
Risk free interest rate	1.42%	1.69%	1.41%	1.49%
Expected term	6.06 years	5.71 years	6.06 years	5.87 years

Expected dividend yield: The Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

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

Expected term (in years): Expected term represents the period that the Company’s stock option grants are expected to be outstanding. As the Company has only been publicly traded since July 2014, there is not sufficient historical term data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to estimate the expected term of options granted to employees. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the six months ended June 30, 2016 and 2015, forfeiture rates of 9.6% and 10.0%, respectively, were applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,002,809	$26.67	8.67	$96,479
Granted	969,785	32.25
Exercised	(57,142)	1.47
Forfeited	(36,900)	56.07

Outstanding as of June 30, 2016	3,878,552	$28.16	8.55	$34,015

Vested and expected to vest as of June 30, 2016	3,168,000	$26.93	8.49	$31,690

Exercisable as of June 30, 2016	1,135,287	$20.40	7.91	$17,403

At June 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $39.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. The total fair value of shares vested for the six months ended June 30, 2016 and 2015 was $9.7 million and $1.7 million, respectively. In addition, the Company has 433,015 outstanding unvested stock options that vest upon the achievement of certain performance criteria. Total unrecognized stock-based compensation expense related to those awards was $9.1 million at June 30, 2016.

The intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $2.3 million and $19.9 million, respectively.

Restricted Stock Awards

During the year ended December 31, 2013, the Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three months ended June 30, 2016 and 2015, the Company recorded $15,000 and $0.1 million, respectively, of stock-based compensation expense related to its restricted stock. During the six months ended June 30, 2016 and 2015, the Company recorded $31,000 and $0.2 million, respectively, of stock-based compensation expense related to its restricted stock. The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2015	42,781
Issued	—
Vested	(31,545)
Forfeited	—
Repurchased	—

Outstanding as of June 30, 2016	11,236

At June 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $4,000 which is expected to be recognized over the remaining weighted average vesting period of 0.11 years.

During the six months ended June 30, 2016 and 2015, no shares of restricted stock were issued.

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the termination of the employee at the sole discretion of the Company. No shares were repurchased during the six months ended June 30, 2016 and 2015.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of June 30, 2016, 7,159 shares have been issued under this plan.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(34,747)	$(25,027)	$(65,290)	$(41,898)

Denominator:
Weighted average common stock outstanding—basic	32,062,298	27,860,332	31,835,194	26,765,705
Dilutive effect of shares of common stock equivalents resulting from common stock options	—	—	—	—

Weighted average common stock outstanding—diluted	32,062,298	27,860,332	31,835,194	26,765,705

Net loss per share—basic and diluted	$(1.08)	$(0.90)	$(2.05)	$(1.57)

The following common stock equivalents outstanding as of June 30, 2016 and 2015 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	3,445,537	1,643,654	3,445,537	1,643,654
Employee stock purchase plan	7,192	1,500	7,192	1,500
Restricted stock	11,236	104,220	11,236	104,220

	3,463,965	1,749,374	3,463,965	1,749,374

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report, and the audited financial information and the notes thereto.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under Part II, Item 1A. Risk Factors, and in the Annual Report.

We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such forward-looking statements to reflect any change in our expectations or in events, conditions or circumstances under which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system, or CNS, disorders, where there are inadequate or no approved existing therapies. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The following table summarizes the status of our development programs as of the date of this report.

Our lead product candidate is SAGE-547, a proprietary intravenous, or IV, formulation of allopregnanolone, a naturally occurring neurosteroid that acts as a synaptic and extrasynaptic modulator of the GABAA receptor. GABA is the major inhibitory neurotransmitter in the CNS, and mediates downstream neurologic and bodily function via activation of GABAA receptors. We believe that allosteric modulation of the GABAA receptor has the potential to be well-suited for the treatment of a variety of CNS disorders because it allows for the fine-tuning of neuronal signals rather than complete activation or complete inhibition. SAGE-547 is in Phase 3 clinical development as an adjunctive therapy for the treatment of super-refractory status epilepticus, or SRSE. SRSE is a rare and life-altering condition where a patient is in a state of continuous seizure called status epilepticus, or SE, and all of the standard treatment regimens normally sufficient to stop the seizure activity have failed. We expect to report top-line results from the global, randomized, double-blind, placebo-controlled Phase 3 trial of SAGE-547 in SRSE in the first half of 2017. If successful, we believe the results of the Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 clinical program, and results of ongoing non-clinical studies, could form the basis of a New Drug Application, or NDA submission, for SAGE-547.

We are also developing SAGE-547 for the treatment of severe post-partum depression, or PPD. PPD is a distinct and readily identified major depressive disorder affecting a small portion of women after childbirth, and is characterized by sadness and depressed mood, loss of interest in daily activities, changes in eating and sleeping habits, fatigue and decreased energy, inability to concentrate, and feelings of worthlessness, shame or guilt, which can lead to significant functional impairment. Without sufficient treatment, PPD may inhibit the mother’s ability to perform daily activities and to bond with the baby and other members of the family. PPD also carries an increased risk for suicide in some women. Onset of moderate-severe symptoms is typically 2-4 weeks after birth. Current standard of care for severe PPD comprises the cautious use of pharmacological therapies. Women with severe PPD may be hospitalized to provide a safe and stable environment for recovery if they have suicidal ideation or attempt, are unable to function and care for themselves, or require monitoring during a change in or trial of a new medication. There are no current approved therapies specifically for PPD.

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

In July 2016, we announced positive top-line results from our multi-center, placebo-controlled, double-blind Phase 2 clinical trial of SAGE-547 for the treatment of severe PPD. Twenty-one patients were enrolled in the trial. Patients were required to have had a major depressive episode that began no earlier than the third trimester and no later than the first four weeks following delivery, and also to be less than six months postpartum at the time of enrollment. Trial participants were also required to have a Hamilton Rating Scale for Depression, or HAM-D, score of 26 or above prior to treatment. In the trial, SAGE-547 achieved the primary endpoint of a significant reduction in the HAM-D compared to placebo at 60 hours (p=0.008). In the trial, there was a greater than 20 point mean reduction in the depression scores of the SAGE-547 group at 60 hours through completion of the trial with a greater than 12 point difference from placebo. The statistically significant difference in treatment effect began at 24 hours (p=0.006) with an effect that was maintained at similar magnitude through to the 30-day follow-up period (p=0.01). Remission from depression, as determined by a HAM-D <7, measured at 60 hours, was seen in 7 of 10 of the SAGE-547 group compared with 1 of 11 in the placebo group. Similarly, at 30 days, 7 of 10 of the SAGE-547 group and 2 of 11 in the placebo group were in remission. SAGE-547 was found to be generally well-tolerated with no serious adverse events reported during the treatment and follow-up periods. The results of this Phase 2 trial replicate and extend the findings of an earlier open-label probe study of SAGE-547 in severe PPD reported in 2015. We have initiated an expansion of this Phase 2 clinical program to study efficacy of SAGE-547 in patients with moderate PPD, and to determine optimal dosing of SAGE-547 in the treatment of severe PPD. We also plan to seek regulatory input to determine the appropriate pathway for regulatory approval of SAGE-547 in severe PPD.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that is a positive allosteric modulator of GABAA receptors. Like SAGE-547, SAGE-217 targets synaptic and extrasynaptic GABAA receptors. In the second quarter of 2016, we announced positive top-line results of a Phase 1 clinical program of SAGE-217. In the trial, SAGE-217 was found to be generally well-tolerated with no serious adverse events reported during the treatment and follow-up periods. Assessment of electrical activity in the brain using an electroencephalogram, or EEG, showed clear evidence of target engagement (GABAA receptor modulation) starting at the lowest dose tested (15 mg). The observed EEG effect was sustained throughout the 7-day dosing period without diminution. Rates of moderate to deep sedation defined by a structured rating scale (MOAA/S < 3) were comparable to placebo until the maximum tolerated dose (MTD) was reached, in both the single and multiple ascending dose phases of the trial. The presence of sedation was associated with maximum drug exposure. In July 2016, Sage announced that safety, tolerability and pharmacokinetics of SAGE-217 were also studied in a small open-label Phase 1 cohort of essential tremor patients (n=6). While not designed to demonstrate efficacy, preliminary data show that single doses of SAGE-217 resulted in a similar reduction in tremor symptoms as achieved with a single 12 hour infusion of SAGE-547 in our previous placebo-controlled probe study (n=25). Given the results of the Phase 1 trial and the results of the proof-of-concept Phase 2 clinical trials of SAGE-547 in PPD and ET, we plan to commence Phase 2 clinical trials of SAGE-217, initially in essential tremor and PPD prior to the end of 2016. Given the potential role of GABAA receptor modulation in reducing tremors, we are also planning to initiate a proof-of-concept Phase 2 clinical trial of SAGE-217 in the treatment of certain symptoms of Parkinson’s disease in the second half of 2016. We also plan to initiate a small proof-of-concept Phase 2 clinical trial using SAGE-547 in major depressive disorder, or MDD, to guide future clinical development for SAGE-217. While SAGE-547 is an IV infusion intended for acute administration, SAGE-217 is currently being studied as an oral solution. We are in the process of developing a solid dosage formulation of SAGE-217 intended for chronic use.

We also have a portfolio of other novel compounds that target the GABAA receptors, including SAGE-689, SAGE-105 and SAGE-324. SAGE-689, a novel positive allosteric modulator of GABAA receptors, is in non-clinical development. Our Phase 1 clinical trial of SAGE-689 has been delayed while we respond to a request from the U.S. Food and Drug Administration, or FDA, for additional non-clinical study data. There is no guarantee that we will be able to successfully address the FDA’s questions. If we are able to successfully address the FDA’s questions, we plan to commence a Phase 1 clinical development program for SAGE-689 which will be designed to rapidly assess relevant product characteristics for this compound, such as quality of sedation, impact on EEG in normal patients and possibly in patients with epilepsy, pharmacokinetics and general safety. SAGE-105 and SAGE-324 are novel earlier-stage GABA candidates. Sage also plans to prioritize advancement of a novel GABA candidate, such as SAGE-105 or SAGE-324, into IND-enabling studies for development in other GABA-related indications, such as orphan epilepsies. We are also studying novel compounds that target the NMDA receptor, a critical excitatory receptor system in the brain implicated in a broad range of CNS disorders. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based NMDA positive allosteric modulator. We have begun non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis. Beyond these conditions, we believe measuring levels of anti-NMDA antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify for future study broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain.

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

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $226.6 million as of June 30, 2016. Our net losses were $65.3 million for the six months ended June 30, 2016 and $94.5 million for the year ended December 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance clinical development of SAGE-547, including completing the Phase 3 clinical trial for SAGE-547 in SRSE, expanding the Phase 2 clinical program for SAGE-547 in PPD, and conducting additional clinical trials and non-clinical studies of SAGE-547 required for regulatory approval in SRSE and severe PPD;

•	advance clinical development of SAGE-217, including initiating and conducting planned Phase 2 clinical trials of SAGE-217 in essential tremor and PPD and a proof-of-concept Phase 2 clinical trial in Parkinson’s disease, and initiating a small proof-of-concept Phase 2 trial using SAGE-547 in MDD to guide future development of SAGE-217;

•	advance clinical development of SAGE-689, including initiation of a Phase 1 clinical trial, if we are able to successfully address the data request from the FDA;

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, in non-clinical studies; and prioritize advancement of a novel GABA candidate, such as SAGE-105 or SAGE-324, into IND-enabling studies for development in other GABA-related indications, such as orphan epilepsies;

•	continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications, and the identification of new drug candidates in the treatment of CNS disorders;

•	advancing regulatory activities focused on a potential filing of an NDA for SAGE-547 and initial preparations for a potential commercial launch;

•	seek regulatory approvals for our product candidates that successfully complete clinical development;

•	add personnel, including personnel to support our product development and future commercialization efforts;

•	add operational, financial and management information systems, and;

•	maintain, leverage and expand our intellectual property portfolio.

As a result, we will, in the future, need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates; obtain adequate patent protection or other exclusivity for our product candidates; obtain necessary regulatory approval for our product candidates; or achieve commercial viability for any approved product. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into late 2017. See “—Liquidity and Capital Resources.”

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

Operating Expenses

Our operating expenses since inception have consisted primarily of costs associated with research and development activities and general and administrative activities.

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our non-clinical studies and clinical trials;

•	expenses associated with manufacturing materials for use in clinical trials and developing external manufacturing capabilities;

•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses;

•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and

•	payments made under our third-party license agreements.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates, if approved for marketing and sale. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, size, rate of progress, and expense of our ongoing as well as any additional clinical trials, non-clinical studies, and other research and development activities;

•	future clinical trial and non-clinical study results;

•	decisions by regulatory authorities related to our product candidates;

•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation; and

•	the receipt and timing of any regulatory approvals, if any.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, consisting of salaries, benefits, stock-based compensation and travel expenses of our executive, finance, business, commercial, corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to evaluation, planning and preparation for a potential commercial launch; facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our business and the potential commercialization of our product candidates. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs. Additionally, we anticipate an increase in payroll and related expenses as we continue to build our organizational capabilities, expand our operations, and prepare for possible future commercial operations, including sales and marketing of our product candidates, if approved.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$26,096	$18,603	$7,493
General and administrative	8,910	6,456	2,454

Total operating expenses	$35,006	$25,059	$9,947
Loss from operations	(35,006)	(25,059)	(9,947)
Interest income, net	266	41	225
Other income, net	(7)	(9)	2

Net loss	$(34,747)	$(25,027)	$(9,720)

Research and development expenses

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
SAGE-547	$12,007	$10,184	$1,823
SAGE-217	3,896	932	2,964
SAGE-689	293	1,052	(759)
SAGE-718	1,555	1,150	405
Other research and development programs	1,969	1,409	560
Unallocated expenses	6,376	3,876	2,500

Total research and development expenses	$26,096	$18,603	$7,493

Research and development expenses for the three months ended June 30, 2016 were $26.1 million, compared to $18.6 million for the three months ended June 30, 2015. The increase of $7.5 million period over period was primarily due to the following:

•	an increase of $1.8 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE; continued conduct of the Phase 2 proof-of-concept trial of SAGE-547 in severe PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and controls, or CMC, work in preparation for a potential filing for regulatory approval. For the three months ended June 30, 2015, expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were $1.7 million. For the three months ended June 30, 2016, no expenses were incurred related to payments to consultants and licensors upon achievement of clinical development milestones;

•	an increase of $3.0 million in expenses related to our SAGE-217 program due to the initiation and conduct of two Phase 1 clinical trials and the initiation of Phase 2-enabling toxicology, formulation and manufacturing activities;

•	a decrease of $0.8 million in expenses related to our SAGE-689 program due to the delay in commencement of a Phase 1 clinical trial as we conduct additional non-clinical work in response to a request from the FDA for additional non-clinical study data;

•	an increase of $0.4 million in expenses related to our SAGE-718 program due to the conduct of IND-enabling toxicology studies;

•	an increase of $0.6 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•	an increase of $2.5 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth in our operations.

General and administrative expenses

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel-related	$4,815	$4,376	$439
Professional fees	1,663	957	706
Commercial planning	1,219	514	705
Other	1,213	609	604

Total general and administrative expenses	$8,910	$6,456	$2,454

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $8.9 million and $6.5 million, respectively, an increase of $2.5 million period over period. The $0.4 million increase in personnel-related costs was primarily due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities, offset by a decrease of $0.7 million in non-cash stock-based compensation expense, primarily because expense related to the achievement of performance-based vesting criteria was zero and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $0.7 million in professional fees was primarily due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs. The increase of $0.7 million in commercial planning was associated with preparations for a potential commercial launch. The increase of $0.6 million in other was primarily due to increased costs associated with facilities, due to the increase in the rented square feet of office space to accommodate our increase in employees.

Interest Income, net and Other income (expense), net

Interest income, net, and other expense, net, for the three months ended June 30, 2016 and 2015 were $0.3 million and $41,000, respectively. The primary reason for the increase was the purchase of marketable securities during the three months ended June 30, 2016.

Comparison of six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$49,677	$31,503	$18,174
General and administrative	16,044	10,453	5,591

Total operating expenses	65,721	41,956	23,765
Loss from operations	(65,721)	(41,956)	(23,765)
Interest income, net	442	62	380
Other income, net	(11)	(4)	(7)

Net loss	$(65,290)	$(41,898)	$(23,392)

Research and development expenses

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
SAGE-547	$22,386	$16,762	$5,624
SAGE-217	9,002	2,339	6,663
SAGE-689	884	2,121	(1,237)
SAGE-718	2,602	1,889	713
Other research and development programs	3,184	2,233	951
Unallocated expenses	11,619	6,159	5,460

Total research and development expenses	$49,677	$31,503	$18,174

Research and development expenses for the six months ended June 30, 2016 were $49.7 million, compared to $31.5 million for the six months ended June 30, 2015. The increase of $18.2 million period over period was primarily due to the following:

•	an increase of $5.6 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE; continued conduct of the Phase 2 proof-of-concept trial of SAGE-547 in severe PPD; conduct of supporting clinical pharmacology studies; and an increase in CMC work in preparation for a potential filing for regulatory approval. For the six months ended June 30, 2015, expenses related to payments to consultants and licensors upon the achievement of clinical development milestones were $2.6 million. For the six months ended June 30, 2016, no expenses were incurred related to payments to consultants and licensors upon the achievement of clinical development milestones;

•	an increase of $6.7 million in expenses related to our SAGE-217 program due to the initiation and conduct of two Phase 1 clinical trials and the initiation of Phase 2-enabling toxicology, formulation and manufacturing activities;

•	a decrease of $1.2 million in expenses related to our SAGE-689 program due to the delay in commencement of a Phase 1 clinical trial as we conduct additional non-clinical work in response to a request from the FDA for additional non-clinical study data;

•	an increase of $0.7 million in expenses related to our SAGE-718 program due to the conduct of IND-enabling toxicology studies;

•	an increase of $1.0 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest and on our back-up programs; and

•	an increase of $5.5 million in unallocated expenses, including an increase of $0.8 million of non-cash stock-based compensation expense, mainly due to the hiring of additional full-time employees to support the growth in our operations.

General and administrative expenses

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel-related	$9,002	$6,294	$2,708
Professional fees	3,235	1,706	1,529
Commercial planning	1,727	1,129	598
Other	2,080	1,324	756

Total general and administrative expenses	$16,044	$10,453	$5,591

General and administrative expenses for the six months ended June 30, 2016 and 2015 were $16.0 million and $10.5 million, respectively. The increase of $5.6 million in general and administrative expenses period over period was primarily due to a $2.7 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities, including an increase of $0.6 million in non-cash stock-based compensation expense. Non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was zero and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $1.5 million in professional fees was primarily due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs.

Interest Income, net and Other income (expense), net

Interest income, net, and other expense, net, for the six months ended June 30, 2016 and 2015 were $0.4 million and $0.1 million, respectively. The primary reason for the increase was the purchase of marketable securities during the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of June 30, 2016, we had an accumulated deficit of $226.6 million. From our inception through June 30, 2016, we received net proceeds of $454.1 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO in July 2014 and follow-on offerings in April 2015 and January 2016. On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in an underwritten public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of June 30, 2016, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $272.3 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(54,106)	$(33,049)
Investing activities	(84,357)	(181)
Financing activities	140,713	129,698

Net increase in cash and cash equivalents	$2,250	$96,468

Operating activities

Cash used in operating activities for the six months ended June 30, 2016 was $54.1 million as compared to $33.0 million for the six months ended June 30, 2015. The increase of $21.1 million period over period was primarily due to the following:

•	An increase of $23.4 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations; and

•	An increase of $2.3 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2016 and 2015, net cash used by investing activities was $84.4 million and $0.2 million, respectively. During the six months ended June 30, 2016, we used $83.0 million to purchase marketable securities. During the six months ended June 30, 2015, we purchased no marketable securities.

Financing activities

During the six months ended June 30, 2016 and 2015, net cash provided by financing activities was $140.7 million and $129.7 million, respectively. Net cash provided by financing activities in the six months ended June 30, 2016 and 2015 primarily consisted of $140.4 million and $129.3 million, respectively, of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, continue preparations for potential future commercialization, and begin to commercialize any products, if approved. We expect to incur additional costs associated with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and outsourced-manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements into late 2017. During that time, we expect that our expenses will increase substantially as we:

•	advance clinical development of SAGE-547, including completing our Phase 3 clinical trial; expanding the Phase 2 clinical program for SAGE-547 in PPD; and conducting additional non-clinical studies and clinical trials required for regulatory approval in SRSE and severe PPD;

•	advance clinical development of SAGE-217, including advancing the product candidate into planned Phase 2 clinical trials in essential tremor and PPD, and initiate a proof-of-concept Phase 2 clinical trial in Parkinson’s disease and initiate a small proof-of-concept Phase 2 clinical trial of SAGE-547 in MDD to guide future clinical development of SAGE-217;

•	advance SAGE-689 into Phase 1 clinical development, if permitted by the FDA;

•	continue non-clinical studies of SAGE-718, our early-stage novel allosteric modulator for NMDA;

•	prioritize advancement of a novel candidate from our GABA program, such as SAGE-105 or SAGE-324, into IND enabling studies for development in other GABA-related indications, such as orphan epilepsies;

•	fund certain new and ongoing research and development activities and working capital; and

•	fund other general corporate purposes.

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

Our future capital requirements will depend on many factors, including:

•	the ability of our product candidates to progress through clinical development successfully;

•	the initiation, progress, timing, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates, and the costs of preparing regulatory filings;

•	the cost, timing, and outcome of regulatory reviews and approvals;

•	the number and characteristics of the product candidates we pursue and the nature and scope of our discovery and development programs;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies;

•	our ability to establish any future collaboration arrangements on favorable terms, if at all; and

•	the level and timing of costs associated with preparations for a potential commercial launch, including manufacturing-related costs.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$15,099	$2,105	$5,456	$5,627	$1,911

Total (1)(2)(3)(4)	$15,099	$2,105	$5,456	$5,627	$1,911

(1)	We lease office space in Cambridge, Massachusetts, in a multi-tenant building under an operating lease that will expire in February 2022. In May 2016, we entered into a lease under which we will rent 19,805 square feet of additional office space, also in Cambridge, Massachusetts, in a separate multi-tenant building beginning in September 2016. The lease for the additional space will expire in February 2022. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)	We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $34.1 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three and six months ended June 30, 2016, we did not record any expense or make any milestone or royalty payments under these license agreements.

(3)	We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)	Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.

For the three and six months ended June 30, 2016, we did not record any expense or make any milestone payments under this consulting agreement.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for us in the year ending December 31, 2018, and we could early adopt the standard for the year ending December 31, 2017. We are currently assessing the method of adoption and the impact that this new accounting guidance will have on our consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the year ending December 31, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes the impairment model for most financial assets and certain other instruments. Under the standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective on January 1, 2020. We are in the process of evaluating the impact that this new guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We had cash, cash equivalents and marketable securities of approximately $272.3 million at June 30, 2016. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not own any foreign currency or other derivative financial instruments.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2016.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which SAGE-547 is in Phase 3 clinical development for super-refractory status epilepticus, or SRSE, and in Phase 2 development for severe post-partum depression, or PPD; SAGE 217 has completed Phase 1 clinical development, and is expected to commence Phase 2 clinical trials for PPD, essential tremor (ET) and Parkinson’s disease; SAGE-689 and SAGE-718 are in non-clinical development; and other product candidates, including SAGE-105 and SAGE-324, are at earlier stages. We cannot be certain that we will be able to complete, within the expected time-frames, our non-clinical studies or clinical trials, or to announce results on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547, is currently in Phase 3 clinical development for the treatment of SRSE and in Phase 2 clinical development for severe PPD. SAGE-217 has recently completed Phase 1 clinical development, and is expected to commence Phase 2 clinical trials. SAGE-689 and SAGE-718 are in non-clinical development and other product candidates are at earlier stages. Drug development involves a high degree of risk.

We may not be able to complete our clinical trials or announce results from our clinical trials on the time-lines we expect. For instance, we have experienced slower than expected enrollment and randomization of patients in our Phase 3 clinical trial in SRSE. These issues may continue, or we may encounter similar difficulties in our other trials. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. We may change formulations of our product candidates, such as moving from oral solution to solid dosage form as we are planning to do with SAGE-217, which could delay development or require us to conduct additional clinical trials or non-clinical studies. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities that our product candidates are safe and effective in any indication;

•	the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval;

•	the FDA or regulatory authorities outside the U.S. may disagree with the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials or changes in drug formulation used in our non-clinical studies or clinical trials;

•	the FDA or regulatory authorities outside the U.S. may require that we conduct additional non-clinical studies and clinical trials prior to approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our product candidates;

•	the contract research organizations, or CROs, that we retain to conduct our non-clinical studies and clinical trials may take actions outside of our control that materially adversely impact our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may find the data from non-clinical studies and clinical trials insufficient to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials;

•	the FDA or regulatory authorities outside the U.S. may not accept data generated at our non-clinical studies and clinical trial sites;

•	if our New Drug Application, or NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	if an NDA for one of our product candidates is submitted, the FDA may approve the product candidate for a more limited patient population than we expect;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;

•	the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

We cannot be certain that the results of our ongoing Phase 3 clinical trial of SAGE-547 in SRSE will be sufficient to support the submission of an NDA for this product candidate in SRSE, and in any event we must obtain additional clinical and non-clinical data before an NDA may be submitted.

In general, the FDA requires two pivotal trials to support approval of an NDA, but in certain circumstances, will approve an NDA based on only one pivotal trial. If successful, we believe the results from our ongoing Phase 3 clinical trial of SAGE-547, together with other safety and efficacy data from the SAGE-547 development program, could form the basis of an NDA submission for SAGE-547 in the treatment of SRSE. However, depending upon the outcome of the Phase 3 clinical trial and the other development activities under the current program, the FDA may require that we conduct additional pivotal trials before we can submit an NDA for SAGE-547.

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

We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-547 for the treatment of SRSE, and in the future we may seek Fast Track designation for other product candidates as well. If a product is intended for the treatment of a serious or life-altering condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process, and does not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.

The number of patients with SRSE, PPD, ET and the other diseases and disorders for which we are developing product candidates has not been established with precision. If the actual number of patients with SRSE, PPD, ET or any other diseases or disorders we elect to pursue with our product candidates is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development of our product candidates, and even if such product candidates are approved, our revenue and ability to achieve profitability may be materially adversely affected.

Our lead product, SAGE-547, is currently being studied in a Phase 3 clinical trial for the treatment of patients with SRSE and in Phase 2 clinical development for severe PPD. The number of patients suffering from these disorders is small. We plan to commence Phase 2 clinical trials of our next generation product candidate, SAGE-217 in ET, PPD and Parkinson’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. Moreover, SRSE is an acute episodic condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. Given the small number of patients, and nature of the disease, it may also be difficult to identify severe PPD patients for clinical trials. We plan to develop our product candidates in certain other indications, including potentially: status epilepticus, or SE, refractory status epilepticus, or RSE, orphan epilepsies, Smith-Lemli-Opitz Syndrome and anti-NMDA receptor encephalitis. With respect to many of the indications in which we are conducting trials or plan to conduct clinical trials, we have or will provide estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, PPD, ET and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. For example, there are estimates in the literature on the prevalence of SRSE, particularly from studies outside the U.S., that are significantly lower than our estimates. We believe that differences in prevalence rates for SE, RSE, and SRSE among studies in the published literature may be the result of: differences from country-to-country in the prevalence or rate of occurrence of the underlying conditions and disorders that cause SE, RSE and SRSE; challenges in making an accurate diagnosis of SE, RSE and SRSE, particularly in a patient population with multiple complications; limitations and variations in the diagnosis coding for these conditions; the small size of the populations studied in the literature; and differences and limitations in the analytical plans underlying the various published studies. The actual number of patients with SRSE, PPD, ET, Parkinson’s disease or any other indication in which we elect to pursue development of our product candidates may; however, be significantly lower than we believe. If the actual number of patients with SRSE, PPD, ET, Parkinson’s disease or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or the rate of occurrence of a disease in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547, SAGE-217 or any of our other product candidates in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547, SAGE-217 or any of our other product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of SAGE-547 in SRSE and results from earlier emergency use cases, may not be replicated in our ongoing Phase 3 clinical trial. Our Phase 3 clinical trial of SAGE-547 differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of SAGE-547 is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the Phase 3 data. In addition, the formulation of SAGE-547 we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change in formulation will negatively affect trial results, but we cannot be sure. Similarly, the results from our Phase 2 clinical trials of SAGE-547 in severe PPD or our Phase 2 proof-of concept study of SAGE-547 in ET may not be replicated in subsequent clinical trials of SAGE-547 or in clinical trials using SAGE-217 in those indications. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials, including previously unreported adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE or severe PPD and SAGE-217 or any of our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed and results announced as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

•	delays in filing or receiving approvals of additional investigational new drug applications, or INDs that may be required;

•	negative results from our ongoing non-clinical studies or clinical trials;

•	challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in the case of SAGE-547, challenges we have faced, and may continue to face, due to: the small size of the patient population and acute nature of SRSE; the lack of proximity of some patients to trial sites; the lack of a pediatric investigation plan which is required to be submitted to enroll pediatric patients in most EU countries; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; and challenges associated with the nature of the clinical trial protocol; the potential for some or all of the same issues with respect to SAGE-547 in PPD or with respect to SAGE-217 or our other product candidates with respect to future clinical trials or other issues with respect to any of our clinical trials, such as the availability of existing treatments for the relevant disease, and competition from other clinical trial programs for similar indications, to delay enrollment of patients in existing or future clinical trials of our other product candidates;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•	difficulties obtaining Institutional Review Board, or IRB, approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;

•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;

•	the occurrence of serious adverse events or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical studies;

•	delays in validating any endpoints utilized in a clinical trial;

•	our inability to satisfy the requirements of the FDA to commence clinical trials, including CMC requirements, or to file amendments to our IND as requested by the FDA prior to the initiation of a clinical trial;

•	the FDA and applicable regulatory authorities outside the U.S. disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials;

•	reports from non-clinical or clinical testing of other CNS therapies that raise safety or efficacy concerns; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues or loss of interest.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture supplies of our product candidates, or any future product candidates, for use in the conduct of our non-clinical studies and clinical trials, or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products. For example, SAGE-547 used in the emergency-use cases was manufactured at an academic site, the active pharmaceutical ingredient for SAGE-547 for our Phase 1/2 clinical trial was manufactured at an academic site and SAGE-547 as formulated for our Phase 1/2 clinical trial was manufactured at a third-party manufacturer’s site. SAGE-547, as formulated for our Phase 3 clinical trial and our Phase 2 clinical program, is also manufactured at a third-party manufacturer’s site.

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

We do not have long-term supply agreements in place with our contract manufacturers, and each batch of our product candidates is individually contracted under a quality agreement, service agreement and purchase order. If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our products, if approved.

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

Currently, there are no therapies specifically approved for SRSE. However, many products approved for other indications, including general anesthetics, ketamine and anti-seizure drugs, are used off-label for various stages of SE therapy. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes used prior to withdrawal of care for patients with SRSE.

There are also no pharmacological therapies specifically currently approved for the treatment of PPD. Patients with PPD may be prescribed anti-depressant medications, and receive psychotherapy.

In the field of neuroactive steroids focused on modulation of GABAA, our principal competitor is Marinus Pharmaceuticals, Inc., or Marinus, which is developing Ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid.

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

We currently have no issued patents covering any of our lead product candidates, SAGE-547, SAGE-217, SAGE-689 or SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547 only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SE and to treat PPD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses paid by us. On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in a public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and offering expenses paid by us. From our inception through June 30, 2016, we had received net proceeds of $454.1 million from such transactions. As of June 30, 2016, our cash, cash equivalents and marketable securities were $272.3 million. We have incurred significant net losses in each year since our inception, including net losses of $65.3 million for the six months ended June 30, 2016 and $94.5 million for the year ended December 31, 2015. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of June 30, 2016, our cash, cash equivalents and marketable securities were $272.3 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into late 2017. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

As of June 30, 2016, existing holdings of our executive officers, directors, investment funds affiliated with TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 30.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence significantly our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

August 9, 2016	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 9, 2016	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1	Lease Agreement, by and between the Registrant and Jamestown Premier 245 First, LLC, dated May 24, 2016.	8-K	10.1	May 31, 2016	001-36544

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.