Form 10-Q
period 2016-09-30
Sage Therapeutics, Inc.
filed 2016-11-03
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 37,167,174 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

•

our expectations as to the sufficiency of the planned clinical development programs for our product candidates, if  successful, to support  regulatory approval; our plans with respect to filing for regulatory approval for our product candidates, if clinical development is successful; and the potential to obtain such approval and to commercialize any product, if approved;

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

•	the anticipated rate and degree of market acceptance of our product candidates for any indication once approved;
•	the level of costs we may incur in connection with our activities, the possible timing and sources of future financings, and our ability to obtain additional financing when needed;
•	the potential for success of competing products that are or become available for the indications that we are pursuing or may in the future pursue;
•	the potential risk of loss of key scientific or management personnel; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$320,078	$186,753
Marketable securities	111,192	—
Prepaid expenses and other current assets	3,418	1,738
Total current assets	434,688	188,491
Property and equipment, net	1,049	286
Restricted cash	564	39
Deferred offering costs	—	200
Total assets	$436,301	$189,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,237	$5,159
Accrued expenses	17,093	10,148
Total current liabilities	22,330	15,307
Other liabilities	234	14
Total liabilities	22,564	15,321
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 37,165,124 and 28,823,549 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	678,194	335,032
Accumulated deficit	(264,426)	(161,340)
Accumulated other comprehensive items	(35)	—
Total stockholders’ equity	413,737	173,695
Total liabilities and stockholders’ equity	$436,301	$189,016

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$29,075	$17,478	$78,752	$48,981
General and administrative	8,989	6,604	25,033	17,057
Total operating expenses	38,064	24,082	103,785	66,038
Loss from operations	(38,064)	(24,082)	(103,785)	(66,038)
Interest income, net	275	53	717	115
Other expense, net	(7)	(6)	(18)	(10)
Net loss	$(37,796)	$(24,035)	$(103,086)	$(65,933)
Net loss per share—basic and diluted	$(1.15)	$(0.84)	$(3.20)	$(2.40)
Weighted average common shares outstanding—basic and diluted	32,975,897	28,737,743	32,218,204	27,430,275
Comprehensive loss:
Net loss	$(37,796)	$(24,035)	$(103,086)	$(65,933)
Other comprehensive items:
Unrealized loss on marketable securities	(74)	—	(35)	—
Total other comprehensive loss	(74)	—	(35)	—
Total comprehensive loss	$(37,870)	$(24,035)	$(103,121)	$(65,933)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(103,086)	$(65,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,927	11,154
Non-cash licensing and consulting fees	—	1,211
Premium on marketable securities	(663)	—
Amortization of premium on marketable securities	87	—
Depreciation	199	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,680)	(1,548)
Accounts payable	116	808
Accrued expenses and other liabilities	7,198	1,661
Net cash used in operating activities	(84,902)	(52,564)
Cash flows from investing activities
Proceeds from sales of marketable securities	7,999	—
Purchases of marketable securities	(118,650)	—
Purchases of property and equipment	(901)	(160)
Increase in restricted cash	(525)	—
Net cash used in investing activities	(112,077)	(160)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	728	663
Payments of offering costs	(599)	(548)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	330,175	129,720
Net cash provided by financing activities	330,304	129,835
Net increase in cash and cash equivalents	133,325	77,111
Cash and cash equivalents at beginning of period	186,753	127,766
Cash and cash equivalents at end of period	$320,078	$204,877
Supplemental disclosure of non-cash financing activities
Public offering costs included in accounts payable or accrued expenses	$—	$4
Purchases of property and equipment included in accounts payable or accrued expenses	$106	$—

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

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2016, the Company had an accumulated deficit of $264.4 million. From its inception through September 30, 2016, the Company received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015, January 2016 and September 2016. Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $431.3 million as of September 30, 2016 will be sufficient to fund its anticipated level of operations and capital expenditures into the second quarter of 2018.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2016, its results of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The Company’s cash equivalents and marketable securities at September 30, 2016 and December 31, 2015 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2016 and December 31, 2015, respectively.

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

Restricted Cash

A deposit of $0.5 million was restricted from withdrawal as of September 30, 2016. The restriction is related to securing the facility lease in May 2016, under which the Company rented 19,805 square feet of additional office space in a separate multi-tenant building beginning in September 2016.  The lease for the additional space will expire in February 2022.  The restriction expires in 2022, in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying unaudited condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance becomes effective for the Company in the year ending December 31, 2018, and the Company could early adopt the standard for the year ending December 31, 2017. The Company is currently assessing the method of adoption and is in the process of evaluating the impact that this new accounting guidance will have on its consolidated financial statements and footnote disclosures, although it does not currently have any revenue.

In August 2014, the FASB issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the year ending December 31, 2016. Early adoption is permitted. The Company does not expect that the adoption of this new guidance will have a material impact on its footnote disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard will be effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard will be effective on January 1, 2017. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes the impairment model for most financial assets and certain other instruments. Under the standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard will be effective on January 1, 2020. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective on January 1, 2018. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

3. Fair Value Measurements

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy.  The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are generally based on prices obtained from independent pricing sources.  Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs.  Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The following tables summarize the Company’s money market funds and marketable securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds:
Money market funds	$320,078	$320,078	$—	$—
Total money market funds	320,078	320,078	—	—
Marketable securities:
U.S. government securities	24,050	—	24,050	—
Corporate bonds	64,672	—	64,672	—
Commercial paper	22,470	—	22,470	—
Total marketable securities	111,192	—	111,192	—
Total money market funds and marketable securities	$431,270	$320,078	$111,192	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	$186,753	$186,753	$—	$—
Total cash and cash equivalents	$186,753	$186,753	$—	$—

During the three and nine months ended September 30, 2016 and 2015, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following table summarizes the Company’s marketable securities as of September 30, 2016:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities (due within 1 year)	$24,037	$13	$—	$24,050
Corporate bonds (due within 1 year)	64,720	4	(52)	64,672
Commercial paper (due within 1 year)	22,470	—	—	22,470
	$111,227	$17	$(52)	$111,192

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2016 and 2015. The Company held no marketable securities as of December 31, 2015.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Development costs	$12,840	$6,466
Employee-related expenses	3,010	2,718
Professional services	1,225	935
Other accrued expenses	18	29
	$17,093	$10,148

5. Commitments and contingencies

Operating Leases

The Company rents 22,067 square feet of office space in a multi-tenant building under an operating lease that will expire in February 2022.

In May 2016, the Company entered into a separate lease under which, beginning on September 1, 2016, the Company rents 19,805 square feet of additional office space in a separate multi-tenant building.  The lease for the additional space will also expire in February 2022.

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

As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid to CyDex $0.1 million, which was recorded as research and development expense for the three months ended September 30, 2015 in connection with the execution of the amended and restated license agreement.

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

In August 2016, an additional clinical development milestone was met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three and nine months ended September 30, 2016 of $0.3 million.

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

For the three and nine months ended September 30, 2016, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

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

During the three months ended March 31, 2015, one clinical development milestone was met. Accordingly, the Company recorded research and development expenses and made a cash payment totaling $0.1 million.

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

For the three and nine months ended September 30, 2016, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

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

For the three and nine months ended September 30, 2016, the Company did not record any expense or make any milestone payments under the consulting agreement with the nonemployee advisor.

6. Sale of Equity Securities

On January 12, 2016, the Company completed the sale of 3,157,894 shares of its common stock at a price to the public of $47.50 per share, resulting in net proceeds to the Company of $140.4 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On September 14, 2016, the Company completed the sale of 5,062,892 shares of its common stock at a price to the public of $39.75 per share, resulting in net proceeds to the Company of $189.2 million after deducting underwriting discounts and commissions paid by the Company.

7. Stock-Based Compensation

Stock Option Plans

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will no longer grant stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of September 30, 2016, the total number of shares reserved under all equity plans for outstanding grants was 4,061,280, and the Company had 885,723 shares available for future issuance under such plans.

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

Terms of restricted stock awards and stock option agreements, including vesting requirements, are determined by the Board of Directors or the Compensation Committee of the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company that are not performance-based, generally vest based on the continued service of the grantee with the Company during a specified period following the grant. These awards, when granted to employees, generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary. All awards expire in ten years.

During the nine months ended September 30, 2016 and 2015, the Company granted 74,039 and 497,100 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates. During the three months ended June 30, 2015, the achievement of one milestone was considered probable and that milestone was achieved during the three months ended September 30, 2015. The estimated quantity of awards expected to vest was recognized by determining the cumulative expense as of June 30, 2015 and the remaining expense was recognized over the estimated service period. This milestone represents 35% of the performance-based option grants that were made during 2015. During the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense related to this milestone of $1.4 million and $4.8 million, respectively.  three and nine months ended September 30, 2016

The achievement of the remaining milestones was deemed to be not probable as of September 30, 2016 and therefore no expense has been recognized related to these awards for the three and nine months ended September 30, 2016.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(in thousands)
Research and development	$2,530	$1,472	$6,179	$4,293
General and administrative	$2,218	2,935	$6,748	6,861
	$4,748	$4,407	$12,927	$11,154

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees and on a graded basis for awards to non-employees over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the nine months ended September 30, 2016 and 2015 was $23.32 and $33.44, respectively.

The fair value of each option granted to employees and nonemployee directors during the three and nine months ended September 30, 2016 and 2015, under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	0%	0%	0%	0%
Expected volatility	80.19%	86.59%	80.12%	91.03%
Risk free interest rate	1.25%	1.80%	1.38%	1.57%
Expected term	6.03 years	6.08 years	6.05 years	6.03 years

Expected dividend yield: The Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: The Company does not have sufficient history to support a calculation of volatility using only its historical data. The Company uses a weighted-average volatility considering the Company’s own volatility since the IPO in July 2014 and the volatilities of a peer group of comparable companies for time periods prior to the IPO.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the nine months ended September 30, 2016 and 2015, forfeiture rates of 11.2% and 10.0%, respectively, were applied.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,002,809	$26.67	8.67	$96,479
Granted	1,213,068	33.68
Exercised	(69,822)	4.52
Forfeited	(84,775)	46.47
Outstanding as of September 30, 2016	4,061,280	28.74	8.39	$76,947
Vested and expected to vest as of September 30, 2016	3,327,569	27.53	8.33	$67,698
Exercisable as of September 30, 2016	1,363,896	21.87	7.73	$35,845

At September 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $40.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.79 years. The total fair value of shares vested for the nine months ended September 30, 2016 and 2015 was $14.9 million and $7.3 million, respectively. In addition, the Company has 429,815 outstanding unvested stock options that vest upon the achievement of certain performance criteria. Total unrecognized stock-based compensation expense related to those awards was $8.5 million at September 30, 2016.

The intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $2.6 million and $28.2 million, respectively.

Restricted Stock Awards

During the year ended December 31, 2013, the Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company. During the three months ended September 30, 2016 and 2015, the Company recorded $4,000 and $0.1 million, respectively, of stock-based compensation expense related to its restricted stock. During the nine months ended September 30, 2016 and 2015, the Company recorded $35,000 and $0.2 million, respectively, of stock-based compensation expense related to its restricted stock. The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2015	42,781
Issued	—
Vested	(40,468)
Forfeited	—
Repurchased	—
Outstanding as of September 30, 2016	2,313

At September 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $1,000 which is expected to be recognized over the remaining weighted average vesting period of 0.13 years.

During the nine months ended September 30, 2016 and 2015, no shares of restricted stock were issued.

Unvested shares are subject to repurchase by the Company, at the issuance price, upon the termination of the employee at the sole discretion of the Company. No shares were repurchased during the nine months ended September 30, 2016 and 2015.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of September 30, 2016, 14,351 shares have been issued under this plan.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(37,796)	$(24,035)	$(103,086)	$(65,933)
Denominator:
Weighted average common stock outstanding—basic	32,975,897	28,737,743	32,218,204	27,430,275
Dilutive effect of shares of common stock equivalents resulting from common stock options	—	—	—	—
Weighted average common stock outstanding—diluted	32,975,897	28,737,743	32,218,204	27,430,275
Net loss per share—basic and diluted	$(1.15)	$(0.84)	$(3.20)	$(2.40)

The following common stock equivalents outstanding as of September 30, 2016 and 2015 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Stock options	3,631,465	2,510,900
Employee stock purchase plan	4,368	2,803
Restricted stock	2,313	71,319
	3,638,146	2,585,022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under Part II, Item 1A, Risk Factors, and in the Annual Report.

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

Our lead product candidate is SAGE-547, a proprietary intravenous, or IV, formulation of allopregnanolone, a naturally occurring neurosteroid that acts as a synaptic and extrasynaptic modulator of the GABAA receptor. GABA is the major inhibitory neurotransmitter in the CNS, and mediates downstream neurologic and bodily function via activation of GABAA receptors. We believe that allosteric modulation of the GABAA receptor has the potential to be well-suited for the treatment of a variety of CNS disorders because it allows for the fine-tuning of neuronal signals rather than complete activation or complete inhibition. SAGE-547 is in Phase 3 clinical development as an adjunctive therapy for the treatment of super-refractory status epilepticus, or SRSE. SRSE is a rare and life-altering condition in which a patient is in a state of continuous seizure called status epilepticus, or SE, and all of the standard treatment regimens normally sufficient to stop the seizure activity have failed. We expect to report top-line results from the global, randomized, double-blind, placebo-controlled Phase 3 trial of SAGE-547 in SRSE in the first half of 2017. If successful, we believe the results of the Phase 3 clinical trial, together with other clinical data obtained from the SAGE-547 clinical program, and results of ongoing non-clinical studies, could form the basis of a New Drug Application, or NDA, submission, for SAGE-547. Based on scientific advice we recently received from the European Medicines Agency, or EMA, we also believe our current Phase 3 program, if successful, will be sufficient to support a marketing authorization application to the EMA seeking approval of SAGE-547 for SRSE in the EU.

We are also developing SAGE-547 for the treatment of post-partum depression, or PPD.  PPD is a distinct and readily identified major depressive disorder affecting a small percentage of women after childbirth, and is characterized by sadness and depressed mood, loss of interest in daily activities, changes in eating and sleeping habits, fatigue and decreased energy, inability to concentrate, and feelings of worthlessness, shame or guilt, which can lead to significant functional impairment. Without sufficient treatment, PPD may inhibit the mother’s ability to perform daily activities and to bond with the baby and other members of the family. PPD also carries an increased risk for suicide in some women.  Onset of moderate-severe symptoms is typically 2-4 weeks after birth. Current standard of care for severe PPD comprises the cautious use of pharmacological therapies. Women with severe PPD may be hospitalized to provide a safe and stable environment for recovery if they have suicidal ideation or attempt, are unable to function and care for themselves, or require monitoring during a change in or trial of a new medication. There are no current approved therapies specifically for PPD.

Naturally occurring allopregnanolone is found at its highest levels in women during the third trimester of pregnancy, returning to normal level generally within 24 hours of giving birth. Data suggest that women with PPD may be unusually sensitive to this rapid decline in allopregnanolone, potentially causing GABAA -system mediated mood disruption. Given these data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of PPD.  In July 2016, we announced positive top-

line results from our multi-center, placebo-controlled, double-blind Phase 2 clinical trial of SAGE-547 for the treatment of severe PPD. Twenty-one patients were enrolled in the trial. Patients were required to have had a major depressive episode that began no earlier than the third trimester and no later than the first four weeks following delivery, and also to be less than six months postpartum at the time of enrollment. Trial participants were also required to have a Hamilton Rating Scale for Depression, or HAM-D, score of 26 or above prior to treatment. In the trial, SAGE-547 achieved the primary endpoint of a significant reduction in the HAM-D compared to placebo at 60 hours (p=0.008). In the trial, there was a greater than 20 point mean reduction in the depression scores of the SAGE-547 group at 60 hours through completion of the trial with a greater than 12 point difference from placebo. The statistically significant difference in treatment effect began at 24 hours (p=0.006) with an effect that was maintained at similar magnitude through to the 30-day follow-up period (p=0.01). Remission from depression, as determined by a HAM-D <7, measured at 60 hours, was seen in 7 of 10 of the SAGE-547 group compared with 1 of 11 in the placebo group. Similarly, at 30 days, 7 of 10 of the SAGE-547 group and 2 of 11 in the placebo group were in remission. SAGE-547 was found to be generally well-tolerated with no serious adverse events reported during the treatment and follow-up periods. The results of this Phase 2 trial replicate and extend the findings of an earlier open-label probe study of SAGE-547 in severe PPD reported in 2015. We have initiated an expansion of this Phase 2 clinical program to study efficacy of SAGE-547 in patients with moderate PPD, and to further study dosing of SAGE-547 in the treatment of severe PPD.   We expect to announce data from these trials in the second half of 2017. On September 6, 2016, we announced that the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation to SAGE-547 for the treatment of PPD. Breakthrough Therapy designation is intended to expedite the development and review of a drug candidate that is planned for use, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include more intensive FDA guidance on an efficient drug development program, an organizational commitment involving senior FDA managers, and eligibility for rolling review and priority review. We are in discussions with the FDA on the development pathway for SAGE-547 in PPD.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that is a positive allosteric modulator of GABAA receptors. Like SAGE-547, SAGE-217 targets synaptic and extrasynaptic GABAA receptors. In the second quarter of 2016, we announced positive top-line results of a Phase 1 clinical program of SAGE-217. In the trial, SAGE-217 was found to be generally well-tolerated with no serious adverse events reported during the treatment and follow-up periods. Assessment of electrical activity in the brain using an electroencephalogram, or EEG, showed clear evidence of target engagement (GABAA receptor modulation) starting at the lowest dose tested (15 mg). The observed EEG effect was sustained throughout the 7-day dosing period without diminution. Rates of moderate to deep sedation defined by a structured rating scale (MOAA/S < 3) were comparable to placebo until the maximum tolerated dose (MTD) was reached, in both the single and multiple ascending dose phases of the trial. The presence of sedation was associated with maximum drug exposure. In July 2016, Sage announced that safety, tolerability and pharmacokinetics of SAGE-217 were also studied in a small open-label Phase 1 cohort of essential tremor patients (n=6). While not designed to demonstrate efficacy, preliminary data show that single doses of SAGE-217 resulted in a similar reduction in tremor symptoms as achieved with a single 12 hour infusion of SAGE-547 in our previous placebo-controlled probe study (n=25). Given the results of the Phase 1 trial and the results of the proof-of-concept Phase 2 clinical trials of SAGE-547 in PPD and essential tremor, we plan to commence Phase 2 clinical trials of SAGE-217, initially in essential tremor and PPD prior to the end of 2016. Given the potential role of GABAA receptor modulation in reducing tremors, we are also planning to initiate a proof-of-concept Phase 2 clinical trial of SAGE-217 in the treatment of Parkinson’s disease prior to the end of 2016. We also plan to initiate a proof-of-concept Phase 2 clinical trial using SAGE-217 in major depressive disorder, or MDD, prior to the end of 2016. In 2017, we plan to evaluate the data read-outs from various SAGE-217 clinical trials to determine which indications to pursue in further development.  While SAGE-547 is an IV infusion intended for acute administration, SAGE-217 is currently being studied as an oral solution. We are in the process of developing a solid dosage formulation of SAGE-217 intended for chronic use.

We also have a portfolio of other novel compounds that target the GABAA receptors, including SAGE-105, SAGE-324 and SAGE-689. We plan to prioritize advancement of an oral novel GABA candidate, such as SAGE-105 or SAGE-324, into investigational new drug application, or IND-enabling studies for development in GABA-related indications, such as orphan epilepsies.  SAGE-689, a novel positive allosteric modulator of GABAA receptors, is in non-clinical development. Phase 1 clinical development of SAGE-689 remains delayed given requests from the FDA for additional non-clinical study data. We continue to evaluate next steps in the development of SAGE-689.  There is no guarantee that we will be able to successfully address the FDA’s questions.

We are also studying novel compounds that target the NMDA receptor, a critical excitatory receptor system in the brain implicated in a broad range of CNS disorders. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based NMDA positive allosteric modulator. We have begun non-clinical studies of SAGE-718, with an initial development focus on two rare conditions, Smith-Lemli-Opitz Syndrome and Anti-NMDA Receptor Encephalitis. Beyond these conditions, we believe measuring levels of anti-NMDA antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify, for future study, broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders, among others. We believe that we will have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered on a scaffold of chemically-modified endogenous neuroactive steroid compounds. We believe our know-how around the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics by enabling us to control important properties such as half-life, brain penetration and the types of receptors with which our compounds interact with the goal of developing product candidates that have the potential to bind with targets in the brain with more precision, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

Sage was founded in 2010, based on leading research in the areas of brain function and neuroactive steroids, to explore novel approaches to treatment of CNS disorders. Since our inception, we have continued to expand our know-how related to CNS therapeutics through our research and development programs, and to pursue intellectual property protection with respect to our proprietary chemistry platform. In addition, we have assembled a strong management team that together has been a part of the successful discovery, development and commercialization of more than 20 marketed CNS therapies.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $264.4 million as of September 30, 2016. Our net losses were $103.1 million for the nine months ended September 30, 2016 and $94.5 million for the year ended December 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•

advance clinical development of SAGE-547, including completing the Phase 3 clinical trial for SAGE-547 in SRSE, expanding the Phase 2 clinical program for SAGE-547 in PPD,  and conducting additional clinical trials and non-clinical studies of SAGE-547 required for regulatory approval in SRSE and PPD;

•

advance clinical development of SAGE-217, including initiating and conducting planned Phase 2 clinical trials of SAGE-217 in essential tremor and PPD, a proof-of-concept Phase 2 clinical trial in Parkinson’s disease, and a  proof-of-concept Phase 2 trial of SAGE-217 in MDD;

•	conduct further non-clinical studies of SAGE-689;
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

•

advancing regulatory activities focused on a potential filing of an NDA and MAA for SAGE-547 in SRSE; advancing regulatory activities with respect to SAGE-547 in PPD; and initial preparations for a potential future commercial launch;

•	seek regulatory approvals for our product candidates that successfully complete clinical development;
•

add personnel, including personnel to support our product development and future commercialization efforts, and incur increases in stock compensation expense related to existing and new personnel with respect to both time-based and performance-based awards;

•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the second quarter of 2018. See “—Liquidity and Capital Resources”.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;
•	expenses associated with manufacturing materials for use in clinical trials and developing external manufacturing capabilities;
•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses;
•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and
•	payments made under our third-party license agreements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$29,075	$17,478	$11,597
General and administrative	8,989	6,604	2,385
Total operating expenses	$38,064	$24,082	$13,982
Loss from operations	(38,064)	(24,082)	(13,982)
Interest income, net	275	53	222
Other income, net	(7)	(6)	(1)
Net loss	$(37,796)	$(24,035)	$(13,761)

Research and development expenses

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
SAGE-547	$13,557	$9,891	$3,666
SAGE-217	3,304	1,048	2,256
SAGE-689	375	521	(146)
SAGE-718	2,114	1,060	1,054
Other research and development programs	2,037	1,804	233
Unallocated expenses	7,688	3,154	4,534
Total research and development expenses	$29,075	$17,478	$11,597

Research and development expenses for the three months ended September 30, 2016 were $29.1 million, compared to $17.5 million for the three months ended September 30, 2015. The increase of $11.6 million was primarily due to the following:

•

an increase of $3.7 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE; continued conduct of the Phase 2 clinical trial of SAGE-547 in PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and controls, or CMC, work in preparation for a potential filing for regulatory approval. Expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively;

•

an increase of $2.3 million in expenses related to our SAGE-217 program due to the initiation and conduct of two Phase 1 clinical trials and the initiation of Phase 2-enabling toxicology, formulation and manufacturing activities;

•

a decrease of $0.1 million in expenses related to our SAGE-689 program due to the delay in commencement of a Phase 1 clinical trial as a result of a request from the FDA for additional non-clinical study data;

•	an increase of $1.1 million in expenses due to the progression of our SAGE-718 program to IND-enabling non-clinical development and CMC activities in preparation for IND filing;
•

an increase of $0.2 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $4.5 million in unallocated expenses, including an increase of $1.1 million of non-cash stock-based compensation expense, mainly due to the hiring of additional full-time employees to support the growth in our operations.

General and administrative expenses

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel-related	$4,770	$4,235	$535
Professional fees	1,858	894	964
Commercial planning	1,190	679	511
Other	1,171	796	375
Total general and administrative expenses	$8,989	$6,604	$2,385

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $9.0 million and $6.6 million, respectively.  The increase of $2.4 million was primarily due to the following:

•

an increase of $0.5 million in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities, offset by a decrease of $0.7 million in non-cash stock-based compensation expense, primarily because expense related to the achievement of performance-based vesting criteria was zero and $0.8 million for the three months ended September 30, 2016 and 2015, respectively;

•

an increase of $1.0 million in professional fees due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;

•	an increase of $0.5 million in commercial planning due to preparations for a potential commercial launch; and
•	an increase of $0.4 million in other due to increased costs associated with facilities, due to the increase in the rented square feet of office space to accommodate our increase in employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended September 30, 2016 and 2015 were $0.3 million and $47,000, respectively.  The primary reason for the increase was the purchase of marketable securities during the three months ended September 30, 2016.

Comparison of nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$78,752	$48,981	$29,771
General and administrative	25,033	17,057	7,976
Total operating expenses	103,785	66,038	37,747
Loss from operations	(103,785)	(66,038)	(37,747)
Interest income, net	717	115	602
Other income, net	(18)	(10)	(8)
Net loss	$(103,086)	$(65,933)	$(37,153)

Research and development expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
		(in thousands)
SAGE-547	$35,943	$26,654	$9,289
SAGE-217	12,306	3,386	8,920
SAGE-689	1,259	2,643	(1,384)
SAGE-718	4,716	2,949	1,767
Other research and development programs	5,220	4,038	1,182
Unallocated expenses	19,308	9,311	9,997
Total research and development expenses	$78,752	$48,981	$29,771

Research and development expenses for the nine months ended September 30, 2016 were $78.8 million, compared to $49.0 million for the nine months ended September 30, 2015.  The increase of $29.8 million was primarily due to the following:

•

an increase of $9.3 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE; continued conduct of the Phase 2 clinical trial of SAGE-547 in PPD; conduct of supporting clinical pharmacology studies; and an increase in CMC work in preparation for a potential filing for regulatory approval. Expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were $0.3 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively;

•

an increase of $8.9 million in expenses related to our SAGE-217 program due to the initiation and conduct of the Phase 1 clinical program and the initiation of Phase 2-enabling toxicology, formulation and manufacturing activities;

•

a decrease of $1.4 million in expenses related to our SAGE-689 program due to the delay in commencement of a Phase 1 clinical trial as a result of a request from the FDA for additional non-clinical study data;

•	an increase of $1.8 million in expenses due to the progression of our SAGE-718 program to IND-enabling non-clinical development and CMC activities in preparation for IND filing;

•

an increase of $1.2 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $10.0 million in unallocated expenses, including an increase of $1.9 million of non-cash stock-based compensation expense, mainly due to the hiring of additional full-time employees to support the growth in our operations.

General and administrative expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
		(in thousands)
Personnel-related	$13,772	$10,530	$3,242
Professional fees	5,093	2,600	2,493
Commercial planning	2,917	1,807	1,110
Other	3,251	2,120	1,131
Total general and administrative expenses	$25,033	$17,057	$7,976

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $25.0 million and $17.1 million, respectively.  The increase of $8.0 million was primarily due to the following:

•

an increase of $3.2 million in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities. Non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was zero and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively;

•

an increase of $2.5 million in professional fees due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;

•	an increase of $1.1 million in commercial planning due to preparations for a potential commercial launch; and
•	an increase of $1.1 million in other due to increased costs associated with facilities, due to the increase in the rented square feet of office space to accommodate our increase in employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the nine months ended September 30, 2016 and 2015 were $0.7 million and $0.1 million, respectively.  The primary reason for the increase was the purchase of marketable securities during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of September 30, 2016, we had an accumulated deficit of $264.4 million. From our inception through September 30, 2016, we received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO in July 2014 and follow-on offerings in April 2015, January 2016 and September 2016. On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in an underwritten public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting commissions and underwriting discounts and offering costs paid by us.  On September 14, 2016, we completed the sale of 5,062,892 shares of our common stock in an underwritten public offering at a price to the public of $39.75 per share, resulting in net proceeds of $189.2 million after deducting commissions and underwriting discounts paid by us.

As of September 30, 2016, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $431.3 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(84,902)	$(52,564)
Investing activities	(112,077)	(160)
Financing activities	330,304	129,835
Net increase in cash and cash equivalents	$133,325	$77,111

Operating activities

Cash used in operating activities for the nine months ended September 30, 2016 was $84.9 million as compared to $52.6 million for the nine months ended September 30, 2015. The increase of $32.3 million was primarily due to the following:

•

An increase of $37.2 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations; and

•	An increase of $4.7 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2016 and 2015, net cash used by investing activities was $112.1 million and $0.2 million, respectively.  During the nine months ended September 30, 2016, we used $118.7 million to purchase marketable securities and received proceeds of $8.0 million from sales of marketable securities.  During the nine months ended September 30, 2015, we purchased no marketable securities.

Financing activities

During the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $330.3 million and $129.8 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2016 and 2015 primarily consisted of $329.6 million and $129.2 million, respectively, of net proceeds from follow-on underwritten public offerings of our common stock after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, continue preparations for potential future commercialization, and begin to commercialize any products, if approved. We expect to incur additional costs associated with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. During that time, we expect that our expenses will increase substantially as we:

•

advance clinical development of SAGE-547, including completing the Phase 3 clinical trial for SAGE-547 in SRSE, expanding the Phase 2 clinical program for SAGE-547 in PPD,  and conducting additional clinical trials and non-clinical studies of SAGE-547 required for regulatory approval in SRSE and PPD;

•

advance clinical development of SAGE-217, including initiating and conducting planned Phase 2 clinical trials of SAGE-217 in essential tremor and PPD, a proof-of-concept Phase 2 clinical trial in Parkinson’s disease, and a proof-of-concept Phase 2 trial of SAGE-217 in MDD;

•	conduct further non-clinical studies of SAGE-689;
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

•

advancing regulatory activities focused on a potential filing of an NDA and MAA for SAGE-547 in SRSE; advancing regulatory activities with respect to SAGE-547 in PPD; and initial preparations for a potential commercial launch;

•	seek regulatory approvals for our product candidates that successfully complete clinical development;
•

add personnel, including personnel to support our product development and future commercialization efforts, and incur increases in stock compensation expense related to existing and new personnel with respect to both time-based and performance-based awards;

•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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
•

the initiation, progress, timing, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing regulatory filings;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$14,838	$2,513	$5,480	$5,647	$1,198
Total (1)(2)(3)(4)	$14,838	$2,513	$5,480	$5,647	$1,198

(1)

We lease 22,067 square feet of office space in Cambridge, Massachusetts, in a multi-tenant building under an operating lease that will expire in February 2022. In May 2016, we entered into a lease under which, beginning in September 2016, we rent 19,805 square feet of additional office space, also in Cambridge, Massachusetts, in a separate multi-tenant building.  The lease for the additional space will expire in February 2022. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.9 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three and nine months ended September 30, 2016, we recorded $0.3 million of research and development expense under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the three and nine months ended September 30, 2016, we did not record any expense or make any milestone payments under this consulting agreement.

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

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies," in the accompanying Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We had cash, cash equivalents and marketable securities of approximately $431.3 million at September 30, 2016. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2016.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which SAGE-547 is in Phase 3 clinical development for super-refractory status epilepticus, or SRSE, and in Phase 2 development for post-partum depression, or PPD; SAGE 217 has completed Phase 1 clinical development, and is expected to commence Phase 2 clinical trials for PPD, essential tremor (ET), Parkinson’s disease and major depressive disorder (MDD); SAGE-689 and SAGE-718 are in non-clinical development; and other product candidates, including SAGE-105 and SAGE-324, are at earlier stages. We cannot be certain that we will be able to complete, within the expected time-frames, our non-clinical studies or clinical trials, or to announce results on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547, is currently in Phase 3 clinical development for the treatment of SRSE and in Phase 2 clinical development for  PPD. SAGE-217 has recently completed Phase 1 clinical development, and is expected to commence Phase 2 clinical trials. SAGE-689 and SAGE-718 are in non-clinical development and other product candidates are at earlier stages. Drug development involves a high degree of risk.

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

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. Changes in formulations of our product candidates, such as moving from oral solution to solid dosage form which we are working to do with respect to SAGE-217 for later stage development, could delay development or require us to conduct additional clinical trials or non-clinical studies. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

•

the FDA or regulatory authorities outside the U.S. may disagree with the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials or changes in drug formulation used in our non-clinical studies or clinical trials even if the regulatory authorities have previously reviewed and commented on the design and details of our plans;

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

We cannot be certain that the results of our ongoing Phase 3 clinical trial of SAGE-547 in SRSE will be sufficient to support the submission of an NDA or MAA for this product candidate in SRSE, and in any event we must obtain additional clinical and non-clinical data before an NDA or MAA may be submitted.

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

Based on scientific advice we recently received from the EMA, we also believe our current Phase 3 program, if successful, will be sufficient to support a marketing authorization application, or MAA, to the EMA seeking approval of SAGE-547 for SRSE in the EU.  However, depending upon the outcome of the Phase 3 clinical trial and the other development activities under the current program, the EMA may, despite our current expectations, require that we conduct additional pivotal trials before we can submit an MAA for SAGE-547.

A Fast Track designation or Breakthrough Therapy designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-547 for the treatment of SRSE, and in the future we may seek Fast Track designation for other product candidates as well. If a product is intended for the treatment of a serious or life-altering condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. We have also received Breakthrough Therapy designation for SAGE-547 in the treatment of PPD.  Fast Track designation and Breakthrough Therapy designation do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, SAGE-547, is currently being studied in a Phase 3 clinical trial for the treatment of patients with SRSE and in Phase 2 clinical development for PPD. The number of patients suffering from these disorders is small.  We plan to commence Phase 2 clinical trials of our next generation product candidate, SAGE-217 in ET, PPD, Parkinson’s disease and MDD. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. Moreover, SRSE is an acute episodic condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. Given the small number of patients, and nature of the disease, it may also be difficult to identify PPD patients for clinical trials, particularly severe PPD patients.  We plan to develop our product candidates in certain other indications, including potentially: orphan epilepsies, Smith-Lemli-Opitz Syndrome and anti-NMDA receptor encephalitis.  With respect to many of the indications in which we are conducting trials or plan to conduct clinical trials, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, PPD, ET and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. For example, there are estimates in the literature on the prevalence of SRSE, particularly from studies outside the U.S., that are significantly lower than our estimates. We believe that differences in prevalence rates for SRSE among studies in the published literature may be the result of: differences from country-to-country in the prevalence or rate of occurrence of the underlying conditions and disorders that cause SRSE; challenges in making an accurate diagnosis of SRSE, particularly in a patient population with multiple complications; limitations and variations in the diagnosis coding for these conditions; the small size of the populations studied in the literature; and differences and limitations in the analytical plans underlying the various published studies. The actual number of patients with SRSE, PPD, ET, Parkinson’s disease or any other indication in which we elect to pursue development of our product candidates may; however, be significantly lower than we believe. If the actual number of patients with SRSE, PPD, ET, Parkinson’s disease or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or the rate of occurrence of a disease in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. In addition, the IV infusion mode of administration for SAGE-547 may further limit the number of PPD patients who will be treated with the product if it is ultimately approved.   If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of SAGE-547 in SRSE and results from earlier emergency use cases, may not be replicated in our ongoing Phase 3 clinical trial. Our Phase 3 clinical trial of SAGE-547 differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of SAGE-547 is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the Phase 3 data. In addition, the formulation of SAGE-547 we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change in formulation will negatively affect trial results, but we cannot be sure. Similarly, the results from our Phase 2 clinical trials of SAGE-547 in severe PPD or our Phase 2 proof-of concept study of SAGE-547 in ET may not be replicated in subsequent clinical trials of SAGE-547 or in clinical trials using a different compound, SAGE-217, in those indications. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials, including previously unreported adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE or PPD and SAGE-217 or any of our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed and results announced as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

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

If our product candidates are approved, but do not achieve an adequate level of acceptance by patients, physicians and payors, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients or healthcare costs savings. Our efforts to educate the medical community and third-party payors about the benefits of our products, if approved, may require significant resources and may never be successful.

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

Currently, there are no therapies specifically approved for SRSE. However, many products approved for other indications, including general anesthetics, ketamine and anti-seizure drugs, are used off-label for various stages of status epilepticus therapy. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes used prior to withdrawal of care for patients with SRSE.

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

Even though we have obtained orphan drug designation for SAGE-547 as a treatment for SE, including SRSE, there may be limits to the regulatory exclusivity afforded by such designation, and such exclusivity will not apply to any non-orphan indications for which SAGE-547 may be approved.

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

As our product candidates reach later stage clinical development and, as we plan for a potential commercial launch of products, if approved, we expect to continue to increase our number of employees and the scope of our operations. To successfully execute our activities, and to manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards of $131.5 million and $130.7 million, respectively, which begin to expire in 2031. As of December 31, 2015, we also had federal and state research and development tax credit carryforwards of $1.6 million and $0.7 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2015, we had federal orphan drug tax credit carryforwards of $16.4 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of follow-on public offerings in April 2015, January 2016, September 2016 and our initial public offering, or IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

•

On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering expenses paid by us.

•

On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses paid by us.

•

On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in a public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and offering expenses paid by us.

•

On September 14, 2016, we completed the sale of 5,062,892 shares of our common stock in a public offering at a price to the public of $39.75 per share, resulting in net proceeds of $189.2 million after deducting underwriting discounts and commissions and offering expenses paid by us.

From our inception through September 30, 2016, we had received net proceeds of $643.3 million from such transactions. As of September 30, 2016, our cash, cash equivalents and marketable securities were $431.3 million. We have incurred significant net losses in each year since our inception, including net losses of $103.1 million for the nine months ended September 30, 2016 and $94.5 million for the year ended December 31, 2015. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2016, our cash, cash equivalents and marketable securities were $431.3 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into the second quarter of 2018. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

•	any delay in filing for regulatory approval of our product candidates;
•	the failure or delay of the FDA or any other regulatory authority to approve our product candidates, or any unexpected limitation on the approved indication or onerous condition of approval;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of our CNS therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or loss of exclusivity;
•	failure of our product candidates, if approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit the ability of our stockholders to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2016, existing holdings of our executive officers, directors, investment funds affiliated with TRV, and entities affiliated with Fidelity Investment, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 25.5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence significantly our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

SAGE THERAPEUTICS, INC.

November 3, 2016	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 3, 2016	By:	/s/ Kimi Iguchi
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