Form 10-K
period 2016-12-31
Sage Therapeutics, Inc.
filed 2017-02-24
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2016 was approximately $670,259,868, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Market reported for such date.

As of February 15, 2017, there were 37,270,180 shares of common stock, $0.0001 par value per share, outstanding.

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

•

our expectations as to the sufficiency of the planned clinical development programs for our product candidates, if  successful, to support  regulatory approval; our plans with respect to filing for regulatory approval of our product candidates, if clinical development is successful; and the anticipated review path and potential to obtain regulatory approval and to commercialize any product, if approved;

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
•

the estimated number of patients in indications of interest to us; the potential for our product candidates in those indications, if approved; the size of the potential markets for our product candidates; and our ability to serve those markets;

•	the anticipated rate and degree of market acceptance of our product candidates for any indication if approved;
•

our plans for expanding our activities, including outside the U.S., and the potential for future collaborations and other types of contractual relationships, if appropriate, for accomplishing our strategic objectives;

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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Sage” the “Company,” “we,” “us,” and “our” refer to Sage Therapeutics, Inc. and its subsidiaries.

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system, or CNS, disorders, where there are no approved therapies or existing therapies are inadequate. We have a portfolio of product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

Our lead product candidate, SAGE-547 (brexanolone USAN), is a proprietary intravenous, or IV, formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors, including both synaptic and extrasynaptic populations. We are currently conducting Phase 3 clinical trials of SAGE-547 in both super-refractory status epilepticus, or SRSE, and post-partum depression, or PPD.

Our Phase 3 clinical trial in SRSE, known as the STATUS Trial, is evaluating SAGE-547 as a potential adjunctive therapy in the treatment of SRSE.  SRSE is a rare and life-altering condition in which a patient experiences a state of continuous seizure called status epilepticus, or SE, that continues or recurs despite standard treatment regimens normally sufficient to stop the seizure activity.  We expect to report top-line results from the STATUS Trial in the first half of 2017.  If successful, we believe the results from this Phase 3 clinical trial, together with other data from the SAGE-547 development program will be sufficient to form the basis of a New Drug Application, or NDA, submission to the FDA seeking approval for SAGE-547 in SRSE in the U.S. Based on scientific advice we received in the fourth quarter of 2016 from the European Medicines Agency, or EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support a marketing authorization application, or MAA, to the EMA seeking approval of SAGE-547 for SRSE in the European Union, or EU.

Our Phase 3 clinical program in PPD is evaluating SAGE-547 as a potential treatment for PPD.  PPD is a distinct and readily identified major depressive disorder that is a biological complication of childbirth, affecting a subset of women typically commencing in the third trimester of pregnancy or within four weeks after giving birth.  We anticipate announcing top-line data from the Phase 3 clinical program, known as the Hummingbird Study, encompassing two placebo-controlled trials, in the second half of 2017.  In the third quarter of 2016, we received Breakthrough Therapy designation from the FDA for SAGE-547 as a potential treatment for PPD. Based on input we received from the FDA during a Breakthrough Therapy meeting in the fourth quarter of 2016, we believe that, if successful, the results of the Phase 3 clinical program, together with the results of prior clinical studies of SAGE-547 in PPD, and ongoing non-clinical studies, will be sufficient to support the submission of an NDA to the FDA seeking approval for SAGE-547 in PPD.   In the fourth quarter of 2016, we also received PRIority MEdicines (PRIME) designation from the EMA for SAGE-547 in the treatment of PPD.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like SAGE-547, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. In the fourth quarter of 2016, we initiated our Phase 2 clinical program for SAGE-217 with a focus on four indications: two movement disorder indications, essential tremor and Parkinson’s disease, and two mood disorder indications, major depressive disorder, or MDD, and PPD.  In February 2017, we announced top-line results from the open-label, proof-of-concept portion (Part A) of our Phase 2 clinical trial of SAGE-217 in MDD which met our criteria for advancing SAGE-217 into the blinded, placebo-controlled portion of the Phase 2 MDD clinical trial (Part B).  We expect to initiate Part B in the second quarter of 2017.  We are also currently conducting the Phase 2 clinical trials of SAGE-217 in PPD, essential tremor and Parkinson’s disease. We expect to report top-line results from the open-label portion of the Phase 2 clinical trial of SAGE-217 in Parkinson's disease in the first half of 2017.  We anticipate reporting top-line results from the blinded, placebo-controlled Phase 2 clinical trials of SAGE-217 in essential tremor and PPD in the second half of 2017.  We also have a portfolio of other novel compounds that target the GABAA receptors, including SAGE-105, SAGE-324 and SAGE-689, which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be cerebrosterol deficit disorders, Anti-NMDA Receptor Encephalitis, and other indications involving NMDA receptor hypofunction. We believe measuring levels of anti-NMDA receptor antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify, for future study, broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We have completed Investigational New Drug, or IND-enabling non-clinical studies of SAGE-718, and plan to commence the Phase 1 clinical program in the first half of 2017.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders, among others. We believe that we will have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

Our Strategy

Our goal is to continue to be a leading biopharmaceutical company focused on development and commercialization of novel proprietary therapies for the treatment of life-altering CNS disorders. Key elements of our strategy are to:

•	Complete Phase 3 clinical development of SAGE-547 as a treatment for both SRSE and PPD, and, if successful, expeditiously file for regulatory approval.
•

Prepare for a potential commercial launch of SAGE-547 in both SRSE and PPD, and build commercial capability to bring SAGE-547 and other CNS therapeutics, if and when approved, to physicians and patients for the approved indications.

•

Rapidly advance development of our next generation product candidate, SAGE-217, in movement and mood disorders, to determine which indications, if any, are appropriate to continue further in development.

•	Continue development of other novel compounds that act through allosteric modulation of the GABAA receptor such as SAGE-105 and SAGE-324.
•	Advance SAGE-718 into clinical development, and diversify our efforts by also focusing on other novel compounds that target the NMDA receptor.
•

Grow our product candidate pipeline more broadly utilizing the strengths of our proprietary chemistry platform and translational science expertise, and focusing our development activities on CNS indications where we can make well- informed, rapid go/no-go decisions to facilitate long-term growth.

•

Enhance the probability of future success by utilizing our discovery research expertise to continue to design unique compounds with differentiated features, with a continued focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain.

•	Continue to refine and execute possible strategic options for development and potential future commercialization of product candidates outside the U.S. and Canada.

Understanding the Foundations of Our Approach

Neurotransmission

The CNS is composed of a vast and complex network of different structures and cell types, most of which serve directly or indirectly, to provide a means for the nervous system to signal or communicate with other nerve cells in order to regulate and control all brain function. The cell type responsible for this signaling is called a neuron. One way chemical or electrical signals exert their effects on neurons is by traveling across a physical gap located between two neurons, called a synapse. Presynaptic neurons transmit signals whereas postsynaptic neurons react to the signals. The human brain contains approximately 86 billion neurons, each having hundreds to tens of thousands of synapses to allow for this communication. This process is essential to all things, from organ function, to movement, to memory and all behavioral processes.

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

Orthosteric drugs aimed at key synaptic receptors typically have a targeted effect of complete activation or complete inhibition of the neuron, with little subtlety in how they exert their effect. As a result, neurons may be unable to respond to normal stimuli, and can become over-stimulated by a neurotransmitter or be unable to respond to normal neurotransmission, thus potentially negatively impacting both the efficacy and safety profile of an orthosteric CNS drug development candidate. We believe that nowhere in the body is it more important to maintain normal rhythms than in the brain, and accordingly we believe that allosteric modulation approaches are well-suited for the treatment of CNS diseases and disorders.

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

Allosteric Modulation of Extrasynaptic GABAA Receptors

GABAA receptors are the major inhibitory neurotransmitter receptors in the human brain, playing a key role in reducing neuron excitability. Our initial focus is on the development of positive allosteric modulators of both synaptic and extrasynaptic sites of the GABAA receptor. Benzodiazepines, or BDZs, are allosteric modulators that primarily act at a particular receptor, the synaptic GABAA receptor, with little or no activity at extrasynaptic sites. We believe we can enhance the potential utility of modulating the GABAA receptor for certain indications, and effectively avoid some of the limitations of BDZs, by developing compounds that bind to both synaptic and extrasynaptic GABAA receptors. The extrasynaptic GABAA receptor is structurally distinct from the synaptic receptor, possesses unique pharmacology and is located in a different place than the synaptic GABAA receptor. In addition, the extrasynaptic GABAA receptor remains intact during prolonged periods of seizure with no down-regulation while synaptic GABAA receptors are down-regulated, or diminished in their activity causing, for example, some refractory SE patients to be resistant to the action, or pharmacology, of drugs that only target the synaptic GABAA receptors, such as BDZs. Published non-clinical testing utilizing well-validated animal models of SE and sophisticated instruments for identifying the expression of both synaptic and extrasynaptic GABAA receptors on the surface of neurons support this hypothesis. These studies, performed in rats, showed a reduced number and activity of synaptic GABAA receptors during SE, in contrast to the preserved number and activity of extrasynaptic GABAA receptors under the same conditions. These studies were done by measuring the amount of GABAA synaptic and GABAA extrasynaptic receptors that are present on the surface of the neurons. The analysis of protein present for each of the respective receptors in animals in the SE-state, versus normal animals, shows the difference in GABAA receptor expression.

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

We have identified, and continue to evaluate, a number of positive and negative allosteric modulators of the NMDA receptor that we believe have the potential to overcome the difficulties associated with orthosteric approaches. Like our GABAA allosteric modulators, our NMDA receptor allosteric modulators work at sites located in the synaptic and extrasynaptic spaces of the neuron and enhance, or modulate, the activity of the native molecule without directly activating the NMDA receptor. Initial animal testing of our NMDA receptor allosteric modulators has provided evidence that targeting the synaptic and extrasynaptic spaces may help avoid the excitotoxicity and psychotomimesis observed with directly activating, orthosteric compounds. This in turn may eventually allow us to discover and develop, alone or with partners, compounds to treat certain conditions where NMDA receptor dysfunction may play a role in cognitive dysfunction and neuropsychiatric symptoms such as certain types, aspects or subpopulations of depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain.

Our proprietary chemistry platform

Our proprietary chemistry platform is centered, as a starting point, on knowledge of the chemical scaffolds of endogenous neuroactive steroids that are allosteric modulators of GABAA or NMDA receptors. We have leveraged this platform to assemble a chemistry portfolio of greater than 2,000 compounds. We believe our proprietary chemistry platform allows us to:

•	optimize the properties of neuroactive steroid compounds to develop proprietary, new chemical entities, with the potential to be used as oral, IV, or intramuscular therapies;
•	control important properties such as half-life, brain penetration and the types of receptors our drugs act upon, thereby modulating either inhibition or excitation either acutely or chronically; and
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

Our Product Pipeline

The following table summarizes the status of our development programs as of the date of this Annual Report:

SAGE-547

Overview

Our lead product candidate, SAGE-547, is in Phase 3 clinical development both as a potential adjunctive therapy in the treatment of SRSE and as a potential treatment for PPD.  SAGE-547 is a proprietary IV formulation of synthesized allopregnanolone, a naturally occurring neurosteroid that acts as a synaptic and extrasynaptic modulator of the GABAA receptor.

Our Phase 3 clinical trial of SAGE-547 in SRSE, known as the STATUS Trial (SAGE-547 Treatment as Adjunctive Therapy Utilized in Status Epilepticus), is a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate SAGE-547 as a treatment for patients with SRSE. Enrollment in the STATUS Trial is ongoing.  We expect to announce top-line results from the STATUS Trial in the first half of 2017. If successful, we believe the results from this Phase 3 clinical trial, together with other data obtained from the SAGE-547 development program, will be sufficient to form the basis of an NDA submission for SAGE-547 in the U.S. in SRSE.   The FDA has granted us orphan drug designation for SAGE-547 in the treatment of SE, including SRSE, and Fast Track designation for our IND for SAGE-547 as a treatment for SRSE. Based on scientific advice we received in the fourth quarter of 2016 from the EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support an MAA filing with the EMA seeking approval of SAGE-547 for SRSE in the EU.

The Phase 3 clinical trials of SAGE-547 in PPD, known together as the Hummingbird Study, are comprised of a randomized, placebo-controlled dose-ranging clinical trial of SAGE-547 in patients with severe PPD and a randomized, placebo-controlled clinical trial to evaluate SAGE-547 efficacy and safety in patients with moderate PPD.   We anticipate announcing top-line data from the Hummingbird Study in the second half of 2017.  In the third quarter of 2016, we received Breakthrough Therapy Designation from the FDA for SAGE-547 as a potential treatment for PPD. Breakthrough Therapy Designation is intended to offer a potentially expedited development path and review for promising drug candidates, which includes increased interaction and guidance from the FDA. In December 2016, we announced input from an FDA Breakthrough Designation meeting confirming that our ongoing clinical trial in PPD, with minor modifications, including increased sample size, is considered a Phase 3 clinical trial. Based on input from the FDA, we believe that, if successful, the results of the Hummingbird Study, together with the results of prior clinical studies of SAGE-547 in PPD, and ongoing non-clinical studies, will be sufficient to support the submission of an NDA with the FDA for SAGE-547 in the treatment of PPD.    In the fourth quarter of 2016, we also received PRIME designation from the EMA for SAGE-547 in the treatment of PPD.   The PRIME program was launched by the EMA in March 2016, and the designation is designed to aid and expedite the regulatory process for investigational medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options.

SRSE

SRSE is rare, life-threatening condition where a patient is in a state of SE and all standard treatment regimens normally sufficient in stopping seizure activity have failed. The Neurocritical Care Society defines SE as one continuous unremitting seizure lasting longer than five minutes, or recurrent seizures without regaining consciousness between seizures for greater than five minutes. Seizures are episodes of abnormal excessive or synchronous neuronal activity in the brain. Causes of SE include: low antiepileptic drug levels in patients with pre-existing epilepsy; cerebrovascular disease; metabolic and electrolyte disturbances; encephalopathies; head trauma; drug or substance intoxication; hypoxia; CNS infections; infectious diseases; genetic disorders or unknown causes.

An SE patient is first treated with BDZs and if no response, is then treated with other, second-line, anti-seizure drugs. If the seizure persists after second-line therapy, the patient is diagnosed as having refractory SE, or RSE, admitted to the intensive care unit, or ICU, and placed into a medically induced coma.  RSE is commonly managed in the ICU by inducing either sustained seizure suppression or deeper near-complete electroencephalogram, or EEG, suppression, called “burst suppression”, using continuous IV general anesthetics.  The primary drugs used to induce coma are continuously infused IV agents such as propofol, midazolam or pentobarbital. The RSE patient is commonly monitored on a continuous basis through EEG to ensure sustained seizure suppression or burst suppression is achieved.  The goal of sustained seizure suppression or burst suppression using continuous IV general anesthetics is to allow the brain and corresponding neuronal tissue to restore function and reset to normal pre-seizure levels. After a short period, typically 24 hours, physicians attempt to wean the patient from the medically induced coma to evaluate EEG activity to assess if the neuronal activity has returned to normal levels. If unsuccessful, the patient is placed back into the medically induced coma in order to protect underlying neurological activity and brain function. At this point, patients are considered to be in a state of SRSE. The current standard of care for SRSE is empiric, and there are no therapies at present that have been specifically approved for this indication. We estimate that there are between 25,000 and 41,000 cases of SRSE each year in the U.S.

Clinical Trials of SAGE-547 in SRSE

We are currently conducting the STATUS Trial, a global, randomized, double-blind, placebo-controlled Phase 3 clinical trial, to evaluate SAGE-547 as a treatment for patients with SRSE. We expect to enroll up to 140 patients, ages two and above, in the STATUS trial in order to obtain an estimated 126 evaluable patients. We anticipate that we will qualify approximately 180 sites in the U.S., Canada and Europe. The trial design, endpoints and statistical analysis approach for the trial are based on an agreement we reached with the FDA under a Special Protocol Assessment. Subjects are being randomized in a 1:1 ratio to receive either SAGE-547 or placebo in addition to standard-of-care third-line anti-seizure agents for six days. The primary efficacy endpoint of the trial is continued resolution of SE for 24 hours following wean of all third-line agents and the blinded study drug (SAGE-547 or placebo). Patients who do not respond during the initial treatment period are eligible for open-labeled treatment with SAGE-547.

We expect to report top-line results from this trial in the first half of 2017. If successful, we believe the results from this Phase 3 clinical trial, together with other data obtained from the SAGE-547 development program, will be sufficient to form the basis of an NDA submission for SAGE-547 in SRSE in the U.S. The FDA has granted us orphan drug designation for SAGE-547 in the treatment of SE including SRSE, and Fast Track designation for our IND for SAGE-547 as a treatment for SRSE.  Based on scientific advice we received in the fourth quarter of 2016 from the EMA, we also believe our current Phase 3 program, if successful, will be sufficient to support an MAA submission to the EMA seeking approval of SAGE-547 for SRSE in the EU.

On May 14, 2015, we reported final results from our open-label Phase 1/2 clinical trial of SAGE-547 in SRSE. In the Phase 1/2 clinical trial, 17 of 22 (77%) evaluable patients met the key efficacy endpoint of being successfully weaned off their anesthetic agents while SAGE-547 was being administered at the maintenance dose. Subsequent post-hoc analysis involving duration of the weaning period (five days versus six days) showed that 16 of 22 (73%) evaluable subjects were successfully weaned off both anesthetic agents and SAGE-547 within five days of starting the SAGE-547 infusion without the need to reinstate anesthetic agents in the following 24-hour period, while 18 of 22 (82%) evaluable subjects were weaned off both anesthetic agents and SAGE-547 within six days of starting the SAGE-547 infusion without the need to reinstate anesthetic agents in the following 24-hour period which is the key efficacy endpoint of the ongoing Phase 3 clinical trial. SAGE-547 also showed favorable tolerability and a benefit-risk profile supporting further development for this acutely ill patient population. Overall, 64% of the 25 patients enrolled in the trial experienced at least one serious adverse event, though none were deemed drug-related as determined by the Safety Review Committee. Independent of treatment response, six patient deaths occurred within the study period, all driven by underlying medical conditions. Safety and tolerability were assessed by monitoring adverse events, EEG, physical examinations, neurological examinations, vital signs, clinical laboratory measures, electrocardiograms and concomitant medication usage. In order to allow full assessment of pharmacologic activity, the trial employed broad inclusion criteria, primarily excluding patients only if there is major damage to the brain, such as anoxic injury, devastating stroke or the presence of a large lesion. Other secondary objectives used to measure efficacy included scores on global and specific scales relating to cognition, agitation and depth of coma and survival. We can provide no assurance that the positive results observed in the Phase 1/2 trial will be replicated in the ongoing Phase 3 clinical trial.

We also expect to continue enrollment in a Phase 3 open-label expanded access trial, designated Study 302, which was initiated in April 2015. Study 302 is designed to make SAGE-547 available to patients in the U.S. who are affected by SRSE, but who have not been admitted to, nor can be transferred to, a STATUS trial site.

PPD

PPD is a distinct and readily identified major depressive disorder affecting an estimated 10-20% of women in the U.S. after childbirth, of whom an estimated 80% have moderate to severe symptoms.  PPD is the most common biological complication of childbirth, and is characterized by symptoms that often include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the newborn; and feelings of worthlessness, shame or guilt, which can lead to significant functional impairment. Without sufficient treatment, PPD may inhibit the mother’s ability to perform daily activities and to bond with the baby and other members of the family. PPD also carries an increased risk for suicide in some women.  Onset of moderate or severe symptoms is typically in the third trimester of pregnancy or within 4 weeks after giving birth. Current standard of care for PPD comprises psychotherapy, and in some cases, the cautious use of pharmacological therapies such as selective serotonin reuptake inhibitors, or SSRIs and serotonin and norepinephrine reuptake inhibitors, or SNRIs. Women with severe PPD may be hospitalized to provide a safe and stable environment for recovery if they have suicidal ideation or attempt, are unable to function and care for themselves, or require monitoring during a change in or trial of a new medication. There are no current approved therapies specifically for PPD.  Naturally occurring allopregnanolone is found at its highest levels in women during the third trimester of pregnancy, returning to normal levels generally within 24 hours of giving birth.  Levels of allopregnanolone have been found to be lower in women with PPD than in healthy women.  Data also suggest that women with PPD may be unusually sensitive to the rapid decline in allopregnanolone, potentially causing GABAA -system mediated mood disruption. Given these data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of PPD.

Clinical Trials of SAGE-547 in PPD

The Phase 3 Hummingbird Study of SAGE-547 in PPD commenced in the third quarter of 2016 as an extension of the Phase 2 clinical study.  The Hummingbird Study is comprised of a randomized, placebo-controlled dose-ranging clinical trial of SAGE-547 in patients with severe PPD (202B) and a randomized, placebo-controlled clinical trial to evaluate SAGE-547 efficacy and safety in patients with moderate PPD (202C).   We received Breakthrough Therapy Designation from the FDA for SAGE-547 in PPD in the third quarter of 2016. Breakthrough Therapy Designation is intended to offer a potentially expedited development path and review for promising drug candidates, which includes increased interaction and guidance from the FDA.  In the fourth quarter of 2016, we announced input from an FDA Breakthrough Designation meeting confirming that the Hummingbird Study, with minor modifications, including increased sample size, is considered a Phase 3 clinical trial. We expect to enroll 120 patients with severe PPD in part 202B of the Hummingbird Study, with patients randomized 1:1:1 to receive either 60 mcg/kg/h or 90 mcg/kg/h of SAGE-547 or placebo (40 per group), and to enroll 100 patients with moderate PPD in part 202C of the Hummingbird Study, with patients randomized 1:1 to receive 90 mcg/kg/h of SAGE-547 or placebo (50 per group).  We anticipate announcing top-line data from the Hummingbird Study in the second half of 2017.  Based on the input we received from the FDA during the Breakthrough Designation meeting, we believe that, if successful, the results of the Hummingbird Study, together with the results of prior clinical studies of SAGE-547 in PPD, and ongoing non-clinical studies, will be sufficient to support the submission of an NDA to the FDA for SAGE-547 in the treatment of PPD.   Additional patient safety data may be acquired through an open-label program. In the fourth quarter of 2016, we also received PRIME designation from the EMA for SAGE-547 in the treatment of PPD.   The PRIME program was launched by the EMA in March 2016, and the designation is designed to aid and expedite the regulatory process for investigational medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. To be accepted, an investigational medicine must show the potential to benefit patients with unmet medical needs based on early clinical data.  Once an investigational candidate has been selected for PRIME, developers are assigned a dedicated contact point and a rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, to provide continuous support and help ahead of a marketing-authorization application, as well as a meeting with a multidisciplinary group of experts to provide broader guidance on the overall development plan and regulatory strategy. Companies who receive PRIME designation for a product candidate in an indication are also eligible for accelerated assessment at the time of their regulatory application.

In the third quarter of 2016, we announced positive top-line results from our multi-center, placebo-controlled, double-blind Phase 2 clinical trial of SAGE-547 for the treatment of severe PPD. Twenty-one patients were enrolled in the Phase 2 clinical trial. Patients were required to have had a major depressive episode that began no earlier than the third trimester and no later than the first four weeks following delivery, and also to be less than six months postpartum at the time of enrollment. Trial participants were also required to have a Hamilton Rating Scale for Depression, or HAM-D, score of 26 or above prior to treatment. In the trial, SAGE-547 achieved the primary endpoint of a significant reduction in the HAM-D compared to placebo at 60 hours (p=0.008). In the trial, there was a greater than 20 point mean reduction in the depression scores of the SAGE-547 group at 60 hours through completion of the trial with a greater than 12 point difference from placebo. The statistically significant difference in treatment effect began at 24 hours (p=0.006) with an effect that was maintained at similar magnitude through to the 30-day follow-up period (p=0.01). Remission from depression, as determined by a HAM-D <7, measured at 60 hours, was seen in 7 of 10 of the SAGE-547 group compared with 1 of 11 in the placebo group. Similarly, at 30 days, 7 of 10 of the SAGE-547 group and 2 of 11 in the placebo group were in remission. SAGE-547 was found to be generally well-tolerated.  There were no deaths, serious adverse events or discontinuations due to adverse events.

The results of the Phase 2 PPD trial replicated and extended the findings of an earlier open-label probe study of SAGE-547 in severe PPD reported in 2015 that indicated a statistically significant improvement from baseline in depression in four women within 24 hours after administration of intravenous SAGE-547. During the SAGE-547 treatment period, all four patients rapidly achieved remission, as measured by HAM-D, and improved from a mean HAM-D score of 26.5 at baseline to a mean HAM-D score of 1.8 at the end of the 60-hour treatment period. All four patients also demonstrated consistent improvement as measured by the Clinical Global Impression-Improvement, or CGI-I scale. SAGE-547 was well-tolerated in all patients treated with no serious adverse events observed on therapy or during the 30-day follow-up period, and no discontinuations due to adverse events. A total of 14 adverse events were reported in four patients. The only adverse event reported in more than one patient was sedation (sleepiness) observed in two patients, which led to a decrease in dose.

SAGE-217

Overview

SAGE-217 is a novel neuroactive steroid that is a positive allosteric modulator of GABAA receptors. Like SAGE-547, SAGE-217 targets synaptic and extrasynaptic GABAA receptors. Our Phase 2 clinical program is focused on studying SAGE-217 in four indications: two movement disorder indications, essential tremor and Parkinson’s disease, and two mood disorder indications, MDD and PPD. While SAGE-547 is an IV infusion intended for acute administration, SAGE-217 is currently being studied as an oral solution. We are in the process of developing solid oral dosage forms of SAGE-217 which we plan to introduce into our Phase 2 clinical program in the first half of 2017.

Proof-of-Concept and Phase 1

Given the similar mechanism of action of SAGE-217 to SAGE-547 as a modulator of the GABAA receptor, the selection of mood and movement disorders as initial indications for development of SAGE-217 was determined based, in part, on the results of completed clinical trials of SAGE-547 in PPD, as described above, and the results of a proof-of-concept clinical trial of SAGE-547 in essential tremor completed in 2015.  In the randomized, double-blind, placebo-controlled, crossover trial of 25 patients affected by essential tremor, where patients were exposed to the target steady state dose of SAGE-547 for only two hours, several clinician-rated and accelerometer-rated measures showed significant reductions in tremor. These changes included a statistically significant reduction in accelerometer-measured upper limb kinetic tremor (p=0.046) which is one of the major manifestations of tremor impacting morbidity. Likewise, clinician ratings of large tremor motions, as well as smaller movements such as writing and spiral drawing, also showed improvement approaching statistical significance (p=0.056). In addition, SAGE-547 demonstrated a clinically meaningful reduction of tremor amplitude as measured by accelerometer (at least a 30% reduction from baseline) in 33% of patients, compared with 16% of patients in the placebo arm. In this phase of the trial, anti-tremor activity of SAGE-547 was observed at non-sedating doses, and peak anti-tremor activity correlated with steady state SAGE-547 levels. The time points showing the greatest reductions in tremor corresponded to peak plasma measurements. Seventeen of these patients were exposed to higher doses of SAGE-547 in an open-label extension with 44% demonstrating at least a 30% reduction in tremor amplitude from baseline. The most common adverse events at higher doses were fatigue and dizziness. Hypotension led to discontinuation of one patient. No serious adverse events were observed on therapy or during the 30-day follow-up period.

In the second quarter of 2016, we announced positive top-line results of a Phase 1 clinical program of SAGE-217. In the trial, SAGE-217 was found to be generally well-tolerated with no serious adverse events reported during the treatment and follow-up periods. Assessment of electrical activity in the brain using an EEG, showed clear evidence of target engagement (GABAA receptor modulation) starting at the lowest dose tested (15 mg). The observed EEG effect was sustained throughout the 7-day dosing period without diminution. Rates of moderate to deep sedation defined by a structured rating scale (MOAA/S < 3) were comparable to placebo until the maximum tolerated dose (MTD) was reached, in both the single and multiple ascending dose phases of the trial. The presence of sedation was associated with maximum drug exposure. As part of the Phase 1 clinical program, the safety, tolerability and pharmacokinetics of SAGE-217 were also studied in a small open-label cohort of essential tremor patients (n=6). While not designed to demonstrate efficacy, preliminary data show that single doses of SAGE-217 resulted in a similar reduction in tremor symptoms as achieved with a single 12 hour infusion of SAGE-547 in our previous placebo-controlled probe study (n=25).

SAGE-217 Mood Disorder Programs

Our SAGE-217 clinical program in mood disorders is comprised of Phase 2 clinical trials in MDD and PPD.

MDD is a condition in which a patient experiences at least two weeks of a major depressive episode which causes significant distress or disability where the episode is not due to medical or substance use and there is no history of mania or hypomania.  In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity for at least two weeks. Many people with depression also suffer from anxiety symptoms and medically unexplained somatic symptoms. A person with moderate or severe MDD will typically have difficulties carrying out his or her usual work, school, domestic or social activities due to symptoms of depression.  Antidepressants are widely used in the treatment of MDD, but many patients do not adequately respond to existing treatments.  According to estimates, approximately 16 million adults in the U.S. reported one major depressive episode in 2015.  Preclinical and clinical evidence suggest the role of GABAA receptor dysfunction in depression.  Low GABA and allopregnanolone levels have been found in the brain, cerebrospinal fluid and plasma of depressed patients.  Our SAGE-217 MDD program is a two-part Phase 2a clinical trial evaluating the safety, tolerability, pharmacokinetics and efficacy of SAGE-217 in moderate to severe MDD patients.  In February 2017, we announced top-line results from the open-label proof-of-concept portion (Part A) of the Phase 2 clinical trial evaluating SAGE-217 in 13 MDD patients.  The primary endpoint of Part A was to evaluate safety and tolerability. SAGE-217 was found to be generally well-tolerated with no serious adverse events or discontinuations reported.  The most common adverse events were sedation/somnolence, headache, dizziness, and myalgia.   The trial also examined the effect of SAGE-217 on the HAM-D total score, in addition to other secondary measures. Patients in the trial had a mean HAM-D total score of 27.2 at baseline.  Data demonstrated a mean reduction from baseline in the HAM-D of 19.9 points at Day 15, with 85% (11 of 13) patients showing at least a 50% reduction of their HAM-D and 62% (8 of 13) of patients achieving remission, as determined by a HAM-D ≤7.  Statistically significant mean change from baseline was observed by Day 2 of the study, following the first of once-daily, nighttime oral dosing of 30 mg of SAGE-217. A significant mean change from baseline was maintained throughout the treatment period (p<0.0001 at Day 15).  The reduction from baseline in depression ratings seen in Part A of the trial, met our criteria for advancing SAGE-217 into the double-blind, placebo-controlled portion of the Phase 2 clinical trial (Part B).  We expect to initiate Part B of the Phase 2 clinical trial in the second quarter of 2017.

As discussed above, data suggest that women with PPD may be unusually sensitive to this rapid decline in allopregnanolone, potentially causing GABAA-system mediated mood disruption. Given this data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of PPD.  Our Phase 2 clinical trial of SAGE-217 in PPD is a Phase 2a double-blind, placebo-controlled, randomized trial that will evaluate the efficacy, safety, tolerability and pharmacokinetics of SAGE-217 in approximately 32 patients with severe PPD. The primary endpoint of the trial is evaluation of the effect of SAGE-217 compared to placebo following two weeks of treatment as measured by the HAM-D total score.  We expect to report top-line results from the SAGE-217 Phase 2 PPD trial in the second half of 2017.

SAGE-217 Movement Disorder Program

Our SAGE-217 clinical program in movement disorders is comprised of Phase 2 clinical trials in essential tremor and Parkinson’s disease.

Essential tremor is one of the most common neurological disorders. It is a non-life threatening, chronic, progressive disorder associated with involuntary, rhythmic shaking in the upper limbs and head that can cause substantial disability. Some cases of essential tremor are inherited, and for others there is no known cause. We estimate that essential tremor affects approximately six to seven million people in the U.S., a significant portion of whom are thought to be undiagnosed and untreated. We estimate that approximately 1.5 million of those essential tremor patients have moderate to severe symptoms. Common pharmacological treatments for essential tremor include primidone; propranolol; anti-anxiety medications; and anticonvulsant drugs such as gabapentin and BDZs. Current treatments are only moderately effective, reducing, but not resolving, tremor amplitudes in approximately 50% of patients.  Non-pharmaceutical interventions in the treatment of essential tremor include the responsible use of alcohol, deep brain stimulation, focused ultrasound and thalamotomy.  Data suggest that essential tremor is associated with brain neurodegeneration, and GABAA receptor dysfunction, thus providing a rationale for studying compounds that are allosteric modulators of the GABAA receptor and show anti-convulsant activity as potential treatments for essential tremor. We are currently studying the efficacy, safety, tolerability and pharmacokinetics of SAGE-217 in a Phase 2a double-blind, placebo-controlled, randomized withdrawal trial of approximately 80 patients with essential tremor. The primary endpoint of the trial is to compare the effect of one week of SAGE-217 on overall kinetic tremor symptoms. Secondary endpoints include additional accelerometer-derived and clinician-rated rating scales.  We expect to report top-line results from the Phase 2 clinical trial of SAGE-217 in essential tremor in the second half of 2017.

Parkinson’s disease is a progressive neurodegenerative disorder associated with motor and non-motor symptoms, including resting tremor, and mood disorders.  We estimate that Parkinson’s disease affects an estimated 700,000 patients in the U.S, with an estimated 60,000 new cases each year.  Parkinson’s disease is thought to be caused by a reduction of dopamine levels as a result of loss of dopamine producing cells in the brain.  Dopamine plays a key role in smooth and coordinated muscle movements.  Current treatments for Parkinson’s disease include: levodopa/carbidopa, dopamine antagonists, MAO-B inhibitors and anticholinergics.   The part of the brain that produced dopamine also produces high levels of allopregnanolone.  Dopamine neurons are under control of the GABA system.  Decreased levels of allopregnanolone have been measured in the plasma and cerebrospinal fluid of patients with Parkinson’s disease. Given these data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of Parkinson’s disease.   Our Parkinson's disease Phase 2 program is comprised of a two-part Phase 2 clinical trial evaluating the safety, tolerability, pharmacokinetics and efficacy of SAGE-217 in moderate Parkinson's disease patients. Part A of the Phase 2 trial is an open-label, proof-of-concept study evaluating SAGE-217 in approximately 10 patients which, if promising, may lead to the Part B randomized, placebo-controlled Phase 2 trial. The primary endpoint for the Part A study is evaluation of the safety and tolerability of SAGE-217. The secondary endpoint is evaluation of improvement in motor symptoms as assessed by the change from baseline after one week in the Movement Disorder Society - Unified Parkinson's Disease Rating Scale (MDS-UPDRS) Part 3 (Motor

Examination) total score.  We expect to report top-line results from the Part A open-label study of SAGE-217 in Parkinson's disease in the first half of 2017.

SAGE-718

SAGE-718 is the first product candidate selected for development from our NMDA receptor modulator program. SAGE-718 is a novel oxysterol-based positive allosteric modulator of NMDA receptors. In 2013, our scientists and collaborators published an article in The Journal of Neuroscience describing data from animal studies demonstrating that 24(S)-Hydroxycholesterol (cerebrosterol), a naturally occurring oxysterol, shows potent and selective activity in animal models as a positive allosteric modulator of NMDA receptors acting at a novel oxysterol modulatory site. SAGE-718 has been designed to be a highly potent and selective modulator of NMDA receptors with an optimized pharmacokinetic profile intended to support oral dosing. SAGE-718 has demonstrated robust activity in preclinical models of NMDA receptor hypofunction. We are developing SAGE-718 with an initial development focus on Anti-NMDA Receptor Encephalitis and cerebrosterol (24S-HC) deficit disorders such as Smith-Lemli-Opitz Syndrome, or SLOS.  Anti-NMDA Receptor Encephalitis, or ANRE, is a rare autoimmune disorder in which antibodies attack NMDA receptors. Symptoms of ANRE include a highly characteristic set of neuropsychiatric deficits, including cognitive and behavioral disturbances, movement disorders and loss of consciousness. SLOS is a rare metabolic disorder caused by a mutation in the DHCR7 (7-dehydrocholesterol reductase) gene which codes for an enzyme that is involved in the production of cholesterol in the brain. SLOS is associated with significantly decreased plasma levels of cerebrosterol, suggesting that normal oxysterol-based modulation of NMDA receptors is disrupted in these patients. People affected by SLOS are unable to make enough of the necessary cholesterol in the brain to support normal growth and development, and are affected by a broad range of neuropsychiatric and neurodevelopmental symptoms. We have completed IND-enabling non-clinical studies of SAGE-718, and plan to commence the Phase 1 clinical program in the first half of 2017.

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

SAGE-105, SAGE-324 and SAGE-689

SAGE-105 and SAGE-324 are novel neuroactive steroids that, like SAGE-547 and SAGE-217, target synaptic and extrasynaptic GABAA receptors. In late 2016, we initiated non-clinical studies of SAGE-105 and SAGE-324 with a focus on orphan epilepsies and indications involving GABA hypofunction.  Based on data generated with SAGE-217 showing dose-related anticonvulsant activity in multiple acute seizure and chronic epilepsy models, we plan to develop SAGE-105 or SAGE-324 as an oral therapy for rare neurologic conditions associated with high frequencies of seizures, such as Tuberous Sclerosis, Dravet, Rett, PCDH-19, Dup15q and Lennox-Gastaut syndromes, all of which have small patient populations and an unmet medical need for additional treatment options to treat the seizures.

SAGE-689 is a novel positive allosteric modulator of GABAA receptors shown to have anticonvulsant, anxiolytic and sedative properties in animal models. The characteristics of SAGE-689 include a wide therapeutic window to allow for modulation of the GABAA receptor without inducing deep anesthesia, and a short half-life to permit rapid onset and loss of activity. In 2015, we filed an IND for SAGE-689 with an intended focus on the treatment of SE patients whose seizures have not resolved after treatment with BDZs prior to the patient being placed in a medically-induced coma.  In response to the IND, the FDA requested additional non-clinical study data prior to commencement of a Phase 1 clinical trial.   We are in the process of assessing next steps for the SAGE-689 program, and are evaluating possible alternative formulations for SAGE-689.

Further Exploitation of GABAA and NMDA Receptors

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders among others. We believe that we will have the opportunity to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

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

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently resource all of our non-clinical and clinical material supply through third party contract manufacturing organizations, or CMOs, and intend to buy all of our future commercial supplies from CMOs if our product candidates are approved.

We have established relationships with several CMOs under which the CMOs have manufactured non-clinical and clinical supplies of SAGE-547, SAGE-217 and SAGE-718 active pharmaceutical ingredient, or API, as well as drug product. All clinical supplies are manufactured under current Good Manufacturing Practices, or cGMP. Starting materials and key intermediates to support the production of these candidates are manufactured by other CMOs on a purchase order basis. We do not currently have arrangements in place for either long-term supply or redundant supply of bulk drug substance or drug product for any of our product candidates. It is our intent to put long-term supply agreements in place for commercial manufacturing at the appropriate time, and to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide API and/or drug product.

We currently have sufficient SAGE-547 drug product on hand for our Phase 3 clinical trials in SRSE and PPD and ongoing non-clinical studies, and are working with our CMOs to prepare for validation and commercial manufacturing of SAGE-547. We currently have sufficient SAGE-217 drug substance on hand for our ongoing Phase 2 clinical trials using an oral solution as the dosage form. We are in the process of developing solid oral dosage forms of SAGE-217 which we plan to introduce into our Phase 2 clinical program in the first half of 2017.

SAGE-547, SAGE-217 and SAGE-718 are small molecules isolated as stable crystalline solids. We believe the syntheses of SAGE-547, SAGE-217 and SAGE-718 are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment in the manufacturing process. The enantiomeric purity of SAGE-547, SAGE-217 and SAGE-718 is derived from starting materials that are obtained from natural sources. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Research and Development

Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $120.8 million, $69.4 million and $24.1 million, respectively.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company.  We believe that we can successfully launch and commercialize SAGE-547 on our own in SRSE and PPD in the U.S. and Canada, if the product is approved for both indications, using a small and highly specialized sales force similar in size to sales forces that other companies have used to marketing products for orphan indications.  We expect to focus our future sales and marketing efforts, if SAGE-547 is approved in both indications, on critical care specialists, neurologists, epileptologists and clinical pharmacologists, in the case of SRSE, and OB/GYNs, psychiatrists, select primary care physicians, clinics, home infusion companies, and group practices, in the case of PPD, and together approximately 1,200 target hospitals particularly tertiary care centers where there are ICUs and staff trained to treat SRSE and other areas in the hospital capable of treating PPD patients with IV infusions.

We may decide to establish agreements or alliances with one or more distributors or pharmaceutical company collaborators to develop and commercialize our products, if approved, particularly in certain territories outside the United States where we do not believe it makes commercial sense for us to proceed on our own.  We may also consider other partnering opportunities if we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, particularly in areas such as depression and cognition that impact large patient populations, in each case depending on, among other things, the applicable indications, the expected development pathway and related costs, deal terms, our available resources and whether the transaction makes strategic sense.

Licenses

We have entered into several license agreements to support our various programs.

Washington University

In November 2013, we entered into a license agreement with Washington University, or WU. Under this agreement, and subject to certain rights of the U.S. government and rights retained by WU, WU granted to us an exclusive, worldwide license under certain patent rights to make, have made, sell, and offer for sale, use and import products covered by certain of its patent rights. WU’s rights in patent applications disclosing and claiming SAGE-689 are included in this license agreement. Under this agreement, WU also granted us non-exclusive license under certain technical information and tangible research information to use such technical information and/or tangible research information to make, have made, sell, offer for sale, use and import products that embody or were made using a method or process covered in the technical information and/or tangible research information. The WU license also grants us a right to sublicense our licensed rights to third parties, provided each sublicensee enters into a written agreement with us with terms consistent with our agreement with WU. We must pay to WU a percentage of the revenue we receive from sublicensing our rights under this agreement, initially in the mid-teens and decreasing to the mid-single digits over time.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by our issued patents, our pending patent applications or of patent applications we may file in the future. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or U.S. PTO, or similar proceedings outside the U.S., to determine priority of invention.

Patents

We currently have one issued patent covering the composition of matter of SAGE-217.  We have received notices of allowances for genus and species claims covering SAGE-689 as well as for methods of use of SAGE-689.  We have a portfolio of patent applications at various stages of prosecution that fall into three categories: (1) SAGE-547-related; (2) GABAA receptor modulators; including genus and species claims to SAGE-217, SAGE-105, SAGE-324 and SAGE-689; and (3) NMDA receptor modulators, including
SAGE-718.

We own six patent application families generally related to SAGE-547. One of these families includes a patent application having claims to compositions containing allopregnanolone and a cyclodextrin. The compositions can be used for the treatment of CNS disorders such as SRSE, PPD and traumatic brain injury. The second patent family includes patent applications having claims directed to methods of treating seizure disorders, such as SRSE, by administering allopregnanolone using particular dosing regimens or multiple dosage phases. Any U.S. patents that may issue from these families of patent applications would have a statutory expiration date in January and August of 2033, respectively. The applications are also pending in foreign countries, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Indian, Japan, Mexico, New Zealand, Russia, Singapore, and South Africa. Two additional families of patent applications include methods of treating essential tremor and depression such as PPD. Included in these patent applications are courses of treatment and dosage regimens.  A fifth family of patent applications includes claims to deuterated neuroactive steroid compounds and compositions. A sixth family of patent applications includes claims to formulation and manufacturing of SAGE-547. Any U.S. patents that may issue from these families of patent applications would have a statutory expiration date in September 2035, April 2036, and June 2036, respectively. The time period for electing to pursue foreign patent protection for the inventions disclosed in these patent applications by filing national stage patent applications in individual jurisdictions has not yet expired, and we will need to decide whether and where to pursue ex-U.S. protection before expiration of the applicable deadlines.

In addition to the patent applications licensed from WU, we own 23 families of patent applications, resulting from work done exclusively by us and our contract research organizations, directed to additional GABA receptor modulating compounds beyond SAGE-547 and SAGE-689, including SAGE-217 and methods of using these compounds. Any U.S. patents that may issue from these patent applications would have a statutory expiration ranging from October 2032 to November 2036. For example, our issued patent covering the composition of SAGE-217 has a statutory expiration date of April 2034. We have pending within these families of patent applications genus and species claims to the majority of the other compounds in our GABAA receptor modulating compound collection. These families of patent applications are at various stages of patent prosecution and include families for which only provisional applications have been filed. The time period for electing to pursue foreign patent protection by filing national stage patent applications in individual jurisdictions has not yet expired for some of these patent families, and we will need to decide whether and where to pursue ex-U.S. protection before expiration of the applicable deadlines.

We have exclusively licensed a portfolio of patent applications owned by WU, which are directed to certain GABA receptor modulating compounds and methods of using these compounds, for example in anesthesia or treatment of GABA-related disorders. This portfolio includes seven families of patent applications. One of these seven families of patent applications is co-owned by us, and this co-owned family includes pending patent applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Singapore, and South Africa. This co-owned application discloses and claims SAGE-689 and its use in anesthesia or treatment of GABA-related disorders. Any U.S. patents that may issue from the

SAGE-689 patent family would have a statutory expiration date of December 2033. Claims generically and specifically covering SAGE-689 have been allowed.

We also own twenty families of applications directed to modulators of NMDA receptors. Fifteen of these families of patent applications are directed to compounds that modulate NMDA receptors, including SAGE-718, which can be used to treat NMDA receptor-related disorders such as CNS-related conditions. One of these families of patent applications is directed to using a naturally occurring compound as a biomarker for a subject who would benefit from treatment with a modulator of NMDA receptors. One of these families of patent applications is directed to using a modulator of NMDA receptors to treat a rare NMDA loss of function disorder. Any patents that may issue, if any, from these families of applications directed to modulators of NMDA receptors would have statutory expiration dates in September 2032 and October 2037.

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

Currently, there are no therapies that have been specifically approved for the treatment of SRSE. However, many products approved for other indications, including general anesthetics, ketamine and anti-seizure drugs, are used off-label for various stages of SE therapy, including in the treatment of SRSE. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes also used prior to withdrawal of care for patients with SRSE.

There are also no pharmacological therapies specifically approved for the treatment of PPD.  Current standard of care for PPD commonly consists of psychotherapy, however, patients with moderate or severe PPD are often prescribed anti-depressant medications such as SSRIs and SNRIs.

Current treatments for Parkinson’s disease include levodopa/carbidopa, dopamine antagonists, MAO-B inhibitors and anticholinergics.

Common pharmacological treatments for essential tremor include primidone; propranolol; anti-anxiety medications; and anticonvulsant drugs such as gabapentin and benzodiazepines. Non-pharmaceutical interventions in the treatment of essential tremor include the responsible use of alcohol, deep brain stimulation, focused ultrasound and thalamotomy.

MDD patients are typically treated with a variety of anti-depressant medications such as SSRIs and SNRIs.    A number of companies are developing product candidates intended for the treatment of MDD.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, our principal competitor is Marinus Pharmaceuticals, Inc., or Marinus.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid. A number of companies are working to develop products targeted at the NMDA receptor, both antagonists and agonists.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors.  If we are successful in developing and gaining approval of any of our product candidates, we expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price.  Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or to patients with the disease or disorder being studies under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2017, the user fee for an application requiring clinical data, such as an NDA, is approximately $2.1 million. PDUFA also imposes an annual product fee for human drugs of approximately $0.1 million and an annual establishment fee of approximately $0.6 million on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, benefits.

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

Other regulatory matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services; other divisions of the Department of Health and Human Services; the United States Department of Justice; the Drug Enforcement Administration; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety and Health Administration; the Environmental Protection Agency; and state and local governments.

In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of business, including the purchase or order, or recommending the purchase or order, of a particular drug, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes created by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment to federal programs (including Medicare and Medicaid) that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

Numerous other laws may apply to our products.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Changes in statutes, regulations or the interpretation of existing laws or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

In the EU, pediatric data or an approved Pediatric Investigation Plan, or PIP, or waiver, is required to have been approved by the European Medicines Agency, or EMA, prior to submission of a marketing authorization application to the EMA. In most EU countries, we are also required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial. We do not yet have an approved PIP for any of our product candidates.

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

Reimbursement

If we are successful in developing and gaining regulatory approval for our product candidates, sales of our products will be dependent on the availability and extent of coverage and reimbursement from third-party payors. In the United States, healthcare providers are reimbursed for covered services and products they use through Medicare, Medicaid, and other government healthcare programs as well as through commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for any products we commercialize in the future. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product for which we received marketing approval could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

One of the goals of the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as ACA, was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid. The ACA also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million). The reporting requirements apply only to manufacturers of products for which reimbursement is available under Medicare, Medicaid, or the Children’s Health Insurance Program.

The new presidential administration has identified repeal and replacement of the ACA as one of its priorities.  We do not know at this time what implications such an action would have on the current requirements or on our future business.  Other health regulatory laws, such as the federal Anti-Kickback Statute and the federal civil False Claims Act, have been applied to marketing and other activities engaged in by pharmaceutical companies whose products are reimbursed by federal healthcare programs, and, in many cases, government investigations or private lawsuits under these laws have led such companies to enter settlements that include significant monetary and other penalties, We cannot predict the full impact of the laws described above on our business until we have a marketed product. Many states have adopted laws similar to the federal laws discussed above. Some of these state laws apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. There has also been a recent trend of increased state regulation of payments made to physicians. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

Other legislative changes relating to reimbursement have been proposed and adopted in the United States since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, or BCA, as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. Subsequent legislation extended the 2% reduction, on average, to 2025. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved. Historically, products launched in the EU do not follow price structures of the United States, and generally prices tend to be significantly lower.

Employees

As of February 15, 2017, we employed 135 full-time employees, including 94 in research and development and 41 in general and administrative and no part-time employees. 34 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts, and consist of 22,067 square feet in a multi-tenant building under a lease that will expire on February 28, 2022. In May 2016, we entered into a separate lease under which, beginning on September 1, 2016, we rent 19,805 square feet of additional office space in a separate multi-tenant building.  The lease for the additional space will also expire in February 2022.

We expect to lease additional space prior to the expiration of our leases to meet the needs of the business.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we were not party to any legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Corporate Information

We were incorporated under the laws of the state of Delaware on April 16, 2010 and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, we changed our name to Sage Therapeutics, Inc. under our Second Amended and Restated Certificate of Incorporation. Our mailing address and executive offices are located at 215 First Street, Cambridge, Massachusetts and our telephone number at that address is (617) 299-8380. We maintain an Internet website at the following address: www.sagerx.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

You may read and copy any materials we file with the SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Annual Report, including in the foregoing Business section and later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which SAGE-547 is in Phase 3 clinical development for super-refractory status epilepticus, or SRSE, and post-partum depression, or PPD; SAGE 217 is in Phase 2 clinical development for PPD, essential tremor, Parkinson’s disease and major depressive disorder, or MDD; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete, within the expected time-frames, our non-clinical studies or clinical trials, or to announce results on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547, is currently in Phase 3 clinical development for the treatment of SRSE and PPD; SAGE-217 is in Phase 2 clinical development for PPD, essential tremor, Parkinson’s disease and MDD; and other product candidates are at earlier stages.

Drug development involves a high degree of risk.  We may not be able to complete our clinical trials or announce results from our clinical trials on the time-lines we expect. For instance, we have experienced slower than expected enrollment and randomization of patients in our Phase 3 clinical trial in SRSE. We may encounter similar difficulties in our other trials, particularly in clinical trials where an in-patient stay in required.  These types of delays can lead to delays in completion of a trial and announcement of results.  Similarly, there is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. Changes in formulations of our product candidates, such as moving from oral solution to solid dosage form intended for chronic use, which we are planning to do with respect to SAGE-217 for the ongoing Phase 2 clinical program and later clinical trials, could delay development or require us to conduct additional clinical trials or non-clinical studies. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

•

we may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities that our product candidates are safe and effective in any indication and that the benefits outweigh the safety risks;

•

the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval, or the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials, or may not accept data generated at our non-clinical studies and clinical trial sites;

•

the FDA or regulatory authorities outside the U.S. may disagree with the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials or changes in drug formulation used in our non-clinical studies or clinical trials even if the regulatory authorities have previously reviewed and commented on the design and details of our plans;

•	the FDA or regulatory authorities outside the U.S. may require that we conduct additional non-clinical studies and clinical trials prior to approval or post-approval;
•	the FDA or applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of any of our product candidates;
•

if our NDA, if and when submitted, is reviewed by an advisory committee, the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	if an NDA for one of our product candidates is submitted, the FDA may approve the product candidate for a more limited patient population than we expect;
•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
•

the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Even if we receive marketing approval for our product candidates, regulatory or other governmental authorities may still impose significant restrictions on our products, including restrictions on indicated uses or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, if we are successful in our efforts to obtain approval of SAGE-547 and other product candidates, we expect that, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of SAGE-547 and possibly such other product candidates, taking into account the recommendation of the FDA. The process may delay our ability to market any such product if it is approved. Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Any such setback would have a material adverse effect on our business and prospects.

We cannot be certain that the results of our ongoing Phase 3 clinical trials of SAGE-547 in SRSE and PPD will be sufficient to support the submission of an NDA or MAA for this product candidate in SRSE and PPD, and in any event we must obtain additional clinical and non-clinical data before an NDA or MAA may be submitted.

In general, the FDA requires two pivotal trials to support approval of an NDA, but in certain circumstances, will approve an NDA based on only one pivotal trial. The trial design, endpoints and statistical analysis approach for our Phase 3 clinical trial of SAGE-547 in SRSE are based on an agreement we reached with the FDA under a Special Protocol Assessment.  As a result, if we are successful, we believe the results from the Phase 3 clinical trial, together with other safety and efficacy data from the SAGE-547 development program, could form the basis of an NDA submission with the FDA for SAGE-547 in the treatment of SRSE. Based on scientific advice we recently received from the European Medicines Agency, or EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support a MAA submission to the EMA seeking approval of SAGE-547 for SRSE in the EU.   However, depending upon the outcome of the Phase 3 clinical program and the other development activities under the current program, the FDA or EMA may, despite the earlier input and advice on our study design, require that we conduct additional clinical trials or additional non-clinical studies before we can submit an NDA or MAA for SAGE-547 in SRSE or in order to gain approval of an NDA or MAA.

Based on input we received from the FDA during a Breakthrough Therapy meeting for SAGE-547 in PPD, we also believe that, if successful, the results of the Phase 3 clinical program in PPD, together with the results of prior clinical studies and ongoing non-clinical studies, will be sufficient to support the submission of an NDA with the FDA seeking marketing approval for SAGE-547 in PPD.   However, depending upon the outcome of the Phase 3 clinical program and the other development activities under the current program, the FDA may, despite the input we received at the Breakthrough Designation meeting and our current expectations, require that we conduct additional clinical trials or non-clinical studies before we can submit an NDA for SAGE-547 in PPD or in order to gain approval of the NDA in PPD.  Similarly, since we do not yet have scientific advice from the EMA with respect to our SAGE-547 PPD program, we do not know whether the EMA will require additional pivotal trials or additional non-clinical studies before we can submit an MAA for SAGE-547 in PPD in the EU or in order to gain approval of an MAA in PPD.

Furthermore, we will need to complete several other clinical and non-clinical studies prior to submitting an NDA to the FDA, including studies to evaluate the pharmacokinetics and/or pharmacodynamics of SAGE-547 in special populations. If the results of these additional clinical and non-clinical studies are delayed or yield unanticipated results, it may delay or prevent the submission or approval of an NDA for SAGE-547 for both SRSE and PPD.

A Fast Track designation or Breakthrough Therapy designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-547 for the treatment of SRSE, and in the future we may seek Fast Track designation for other product candidates as well. If a product is intended for the treatment of a serious or life-altering condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. We have also received Breakthrough Therapy designation in the U.S. and PRIME designation in the EU for SAGE-547 in the treatment of PPD.  Fast Track designation, Breakthrough Therapy designation and PRIME designation do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

The number of patients with the diseases and disorders for which we are developing our product candidates has not been established with precision. If the actual number of patients with the diseases or disorders we elect to pursue with our product candidates is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development of our product candidates, and even if such product candidates are approved, our revenue and ability to achieve profitability may be materially adversely affected.

Our lead product, SAGE-547, is currently in Phase 3 development for the treatment of patients with SRSE and PPD. The number of patients suffering from these disorders is small.  We also have Phase 2 clinical programs of our next generation product candidate, SAGE-217 in essential tremor, PPD, Parkinson’s disease and MDD. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. Moreover, SRSE is an acute episodic condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. Given the small number of patients, and nature of the disease, it may also be difficult to identify PPD patients for clinical trials, particularly patients with severe PPD.  With respect to many of the indications in which we are conducting trials or plan to develop our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, PPD, essential tremor and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. For example, there are estimates in the literature on the prevalence of SRSE, particularly from studies outside the U.S. that are significantly lower than our estimates. We believe that differences in prevalence rates for SRSE among studies in the published literature may be the result of: differences from country-to-country in the prevalence or rate of occurrence of the underlying conditions and disorders that cause SRSE; challenges in making an accurate diagnosis of SRSE, particularly in a patient population with multiple complications; limitations and variations in the diagnosis coding for these conditions; the small size of the populations studied in the literature; and differences and limitations in the analytical plans underlying the various published studies. Similarly, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature or results obtained from certain studies analyzing limited claims databases.  We believe this difference is due to under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with SRSE, PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. If the actual number of patients with SRSE, PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. In addition, the IV infusion mode of administration for SAGE-547 may further limit the number of PPD patients who will be treated with the product if it is ultimately approved.   If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547, SAGE-217, or any of our other product candidates in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547 or SAGE-217 or of any of our other product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of SAGE-547 in SRSE and results from earlier emergency use cases, may not be replicated in our ongoing Phase 3 clinical trial. Our Phase 3 clinical trial of SAGE-547 differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of SAGE-547 is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the Phase 3 data. In addition, the formulation of SAGE-547 we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change in formulation will negatively affect trial results, but we cannot be sure. Similarly, the results from our Phase 2 clinical trials of SAGE-547 in severe PPD may not be replicated in our ongoing Phase 3 clinical trial of SAGE-547 in PPD, which involves a greater number of patients and also includes a moderate PPD arm, or in the Phase 2 clinical trial of SAGE-217 in PPD.   Similarly, proof-of-concept data generated with SAGE-547 in essential tremor may not be replicated in the Phase 2 clinical trial of SAGE-217 in essential tremor.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of SAGE-547 for SRSE or PPD and SAGE-217 or any of our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;
•	delays in filing or receiving approvals of additional investigational new drug applications, or INDs that may be required;
•	negative results from our ongoing non-clinical studies or clinical trials;
•

challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in the case of SAGE-547, challenges we face due to: the small size of the patient population and acute nature of SRSE; the lack of proximity of some patients to trial sites; the lack of an approved pediatric investigation plan which is required to be submitted to enroll pediatric patients in most EU countries; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; and challenges associated with the nature of the clinical trial protocol; the potential for some or all of the same issues with respect to SAGE-547 in PPD or with respect to SAGE-217 or our other product candidates with respect to future clinical trials or other issues with respect to any of our clinical trials, such as the availability of existing treatments for the relevant disease, the requirement for in-patient stays with respect to some of our trials; and competition from other clinical trial programs for similar indications, to delay enrollment of patients in existing or future clinical trials of our other product candidates;

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
•

our inability to satisfy the requirements of the FDA to commence clinical trials, including chemistry, manufacturing and control, or CMC, requirements, or other FDA requirements prior to the initiation of a clinical trial;

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, in 2015, in response to an IND filed with respect to SAGE-689, the FDA requested additional non-clinical study data prior to commencement of a Phase 1 clinical trial.   There is no guarantee that we will generate data to satisfy the FDA or commence a Phase 1 clinical trial with respect to SAGE-689. We are in the process of evaluating possible alternative formulations of SAGE-689.  In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

We rely, and expect that we will continue to rely, on third parties to conduct any clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our products, if approved, and our business could be substantially harmed.

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
•

the potential and perceived advantages and limitations of our products, including in the case of SAGE-547 limitations arising from the IV infusion mode of administration, over current treatment options or alternative treatments, including future alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	pricing and cost effectiveness;
•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness of our approved products through marketing efforts;
•	our ability to obtain sufficient third-party coverage or reimbursement; or
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third party coverage.

If our product candidates are approved, but do not achieve an adequate level of acceptance by patients, physicians and payors, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients or healthcare costs savings. Our efforts to educate the medical community and third-party payors about the benefits of our products, if approved and to the extent permitted, may require significant resources and may never be successful.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our products, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies.  For example, if we are successful in our efforts to obtain approval of SAGE-547 and other product candidates, we expect that, prior to product launch, the DEA will need to determine the controlled substance schedule of SAGE-547, and possibly such other product candidates, taking into account the recommendation of the FDA. The process may delay our ability to market any such product if it is approved.  Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Currently, there are no therapies that have been specifically approved for treatment of SRSE. However, many products approved for other indications, including general anesthetics, ketamine and anti-seizure drugs, are used off-label for various stages of SE therapy, including in the treatment of SRSE. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes also used prior to withdrawal of care for patients with SRSE.

There are no pharmacological therapies specifically approved for the treatment of PPD.  Current standard of care for PPD commonly consists of psychotherapy, however, patients with moderate or severe PPD are often prescribed anti-depressant medications such as selective serotonin reuptake inhibitors, or SSRIs and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

Current treatments for Parkinson’s disease include Levodopa/carbidopa, dopamine antagonists, MAO-B inhibitors and anticholinergics.

Common pharmacological treatments for essential tremor include primidone; propranolol; anti-anxiety medications; and anticonvulsant drugs such as gabapentin and benzodiazepines. Non-pharmaceutical interventions in the treatment of essential tremor include the responsible use of alcohol, deep brain stimulation, focused ultrasound and thalamotomy.

MDD patients are typically treated with a variety of anti-depressant medications, including SSRIs and SNRIs.    A number of companies are developing product candidates intended for the treatment of MDD.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, our principal competitor is Marinus Pharmaceuticals, Inc., or Marinus.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid.  A number of companies are working to develop products targeted at the NMDA receptor, both antagonists and agonists.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Even if we are successful in developing and gaining approval of any of our product candidates, we expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price.  Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans or expand our internal efforts and growth.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the applicable product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the U.S.. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.  In addition such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities, and require devotion of a substantial amount of our time to managing these expansion activities.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary chemistry platform. Although some of our product candidates are in non-clinical and clinical development, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates or our potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of clinical and research programs and product candidates and are currently focused on certain CNS disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement and whether patients will be required to try other therapies prior to being prescribed our product candidate. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

Even though we have obtained orphan drug designation for SAGE-547 as a treatment for SE, including SRSE in the U.S., there may be limits to the regulatory exclusivity afforded by such designation, and such exclusivity will not apply to any non-orphan indications for which SAGE-547 may be approved.

Even though we have obtained orphan drug designation for SAGE-547 for treatment of SE, including SRSE, from the FDA in the U.S., there are limitations to exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug in such indication for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain approval for a drug that shares the same active moiety as an already approved orphan-designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, should they issue; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to formulations and methods of use of SAGE-547, and compositions and methods of use of certain other GABAA receptor modulators, including genus and species claims to SAGE-217, SAGE-105, SAGE-324 and SAGE-689 and NMDA receptor modulators, including SAGE-718.  We have an issued patent covering the composition of matter of SAGE-217, as well as formulations and methods of use.  We also have allowed genus and species claims covering SAGE-689 which we expect to issue in a patent.

We currently have one issued patent covering the composition of matter of SAGE-217.  We do not have any other issued patents covering our lead product candidates, SAGE-547, SAGE-217, SAGE-718, SAGE 105, SAGE-324, or SAGE-689. We have received notices of allowance directed to genus and species claims covering SAGE-689 as well as for methods of use of SAGE-689. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547 only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SRSE and to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign to us any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution or another party.

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

Some of the intellectual property rights we have licensed may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the license agreements with WU and the Regents may have been generated using U.S. government funds. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

If we enter into future arrangements involving government funding, and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and if we do not obtain new chemical entity or other types of marketing and data exclusivity for our product candidates, our business may be materially harmed.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can also delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Even if we are able to obtain NCE or data exclusivity under the FDCA, the applicable five-year and three-year exclusivity periods will not delay the submission or approval of a full NDA.   There is also no guarantee that any of our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity will alone be sufficient to for our business.  If we do not have adequate patent protection or other exclusivity for our products, our business, financial condition or results of operations could be adversely affected.

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

Although we are not aware of any claims currently pending against us, we may be subject to claims that we or our employees, advisors or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. We may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize our product candidates, which would materially adversely affect our efforts and results.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•

others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that have, or may, issue from our patent applications;

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

As we plan for a potential commercial launch of our product candidates, if approved, we expect to continue to increase our number of employees and the scope of our operations. To successfully execute our activities, and to manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

The use of our product candidates in clinical trials and the sale of our products, if approved, expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product candidate we study or product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

We will continue to incur significant costs as a result of operating as a public company, and our management team is required to devote substantial time to compliance initiatives.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $235.4 million and $234.3 million, respectively, which begin to expire in 2031. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $4.1 million and $1.6 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2016, we had federal orphan drug tax credit carryforwards of $29.8 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of follow-on public offerings in April 2015, January 2016, September 2016 and our initial public offering, or IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

•

On July 23, 2014, we completed the sale of 5,750,000 shares of our common stock in our IPO, at a price to the public of $18.00 per share, resulting in net proceeds of $94.0 million after deducting underwriting discounts and commissions and offering costs paid by us.

•

On April 20, 2015, we completed the sale of 2,628,571 shares of our common stock in a public offering, at a price to the public of $52.50 per share, resulting in net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering costs paid by us.

•

On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in a public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting underwriting discounts and commissions and offering costs paid by us.

•

On September 14, 2016, we completed the sale of 5,062,892 shares of our common stock in a public offering at a price to the public of $39.75 per share, resulting in net proceeds of $189.2 million after deducting underwriting discounts and commissions and offering costs paid by us.

From our inception through December 31, 2016, we had received net proceeds of $643.3 million from such transactions. As of December 31, 2016, our cash, cash equivalents and marketable securities were $397.5 million. We have incurred significant net losses in each year since our inception, including net losses of $159.0 million for the year ended December 31, 2016 and $94.5 million for the year ended December 31, 2015. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch if our product candidates are successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive, and we expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials and if we generate positive data in our clinical programs. Depending on the status of regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2016, our cash, cash equivalents and marketable securities were $397.5 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into the second quarter of 2018. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through public or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

•	any delay in filing for regulatory approval of our product candidates;
•	the failure or delay of the FDA or any other regulatory authority to approve our product candidates, or any unexpected limitation on the approved indication or onerous condition of approval;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of our CNS therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our product candidates, if approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant control over our company, which will limit the ability of our stockholders to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2016, our executive officers, directors and principal stockholders, if they act together, given their existing holdings, will be able to influence significantly our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business, and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which an investor purchased them.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, and consist of 22,067 square feet in a multi-tenant building under a lease that will expire on February 28, 2022. In May 2016, we entered into a separate lease under which, beginning on September 1, 2016, we rent 19,805 square feet of additional office space in a separate multi-tenant building.  The lease for the additional space will also expire in February 2022.  We expect to lease additional space prior to the expiration of our leases to meet the needs of the business.

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

On February 15, 2017, the closing price for our common stock as reported on the NASDAQ Global Market was $57.58. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated.

	Year Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$58.22	$26.28	$55.01	$35.00
Second Quarter	$39.99	$26.55	$89.04	$45.50
Third Quarter	$49.89	$29.81	$77.48	$39.98
Fourth Quarter	$56.45	$38.30	$62.64	$38.85

Stockholders

As of February 16, 2017, there were 9 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since July 18, 2014, which is the date our shares began trading, through December 31, 2016, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on July 18, 2014, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

*	$100 invested on July 18, 2014 in stock or index.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except for per share and per share data)
Consolidated statements of operations data:
Operating expenses:
Research and development	$120,756	$69,357	$24,100	$14,357	$7,229
General and administrative	39,407	25,293	9,710	3,922	2,402
Total operating expenses	160,163	94,650	33,810	18,279	9,631
Loss from operations	(160,163)	(94,650)	(33,810)	(18,279)	(9,631)
Interest income, net	1,211	178	8	1	—
Other expense, net	(35)	(23)	(9)	(3)	(1)
Net loss	(158,987)	(94,495)	(33,811)	(18,281)	(9,632)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(2,294)	(7)	(4)
Net loss attributable to common stockholders	$(158,987)	$(94,495)	$(36,105)	$(18,288)	$(9,636)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(4.75)	$(3.40)	$(1.67)	$(12.26)	$(8.62)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	33,492,795	27,778,288	21,574,347	1,492,288	1,118,288

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$168,517	$186,753	$127,766	$8,066	$2,802
Marketable securities	228,962	—	—	—	—
Working capital(2)	367,410	173,184	121,065	6,092	1,407
Total assets	404,531	189,016	129,665	8,532	2,995
Redeemable convertible preferred stock	—	—	—	37,709	14,970
Common stock and additional paid-in capital	688,963	335,035	188,730	139	—
Total stockholders’ equity (deficit)	368,517	173,695	121,885	(31,536)	(13,394)

(1)

See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

(2)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system, or CNS, disorders, where there are no approved therapies or existing therapies are inadequate. We have a portfolio of product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The following table summarizes the status of our development programs as of the date of this Annual Report.

Our lead product candidate, SAGE-547 (brexanolone USAN), is a proprietary intravenous, or IV, formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors, including both synaptic and extrasynaptic populations. We are currently conducting Phase 3 clinical trials of SAGE-547 in both super-refractory status epilepticus, or SRSE, and post-partum depression, or PPD.

Our Phase 3 clinical trial in SRSE, known as the STATUS Trial, is evaluating SAGE-547 as a potential adjunctive therapy in the treatment of SRSE.  SRSE is a rare and life-altering condition in which a patient experiences a state of continuous seizure called status epilepticus, or SE, that continues or recurs despite standard treatment regimens normally sufficient to stop the seizure activity.  We expect to report top-line results from the STATUS Trial in the first half of 2017.  If successful, we believe the results from this Phase 3 clinical trial, together with other data from the SAGE-547 development program will be sufficient to form the basis of a New Drug Application, or NDA, submission to the FDA seeking approval for SAGE-547 in SRSE in the U.S. Based on scientific advice we received in the fourth quarter of 2016 from the European Medicines Agency, or EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support a marketing authorization application, or MAA, to the EMA seeking approval of SAGE-547 for SRSE in the European Union, or EU.

Our Phase 3 clinical program in PPD is evaluating SAGE-547 as a potential treatment for PPD.  PPD is a distinct and readily identified major depressive disorder that is a biological complication of childbirth, affecting a subset of women typically commencing in the third trimester of pregnancy or within four weeks after giving birth.  We anticipate announcing top-line data from the Phase 3 clinical program, known as the Hummingbird Study, encompassing two placebo-controlled trials, in the second half of 2017.  In the third quarter of 2016, we received Breakthrough Therapy designation from the FDA for SAGE-547 as a potential treatment for PPD. Based on input we received from the FDA during a Breakthrough Therapy meeting in the fourth quarter of 2016, we believe that, if successful, the results of the Phase 3 clinical program, together with the results of prior clinical studies of SAGE-547 in PPD, and ongoing non-clinical studies, will be sufficient to support the submission of an NDA to the FDA seeking approval for SAGE-547 in PPD.   In the fourth quarter of 2016, we also received PRIority MEdicines (PRIME) designation from the EMA for SAGE-547 in the treatment of PPD.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like SAGE-547, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. In the fourth quarter of 2016, we initiated our Phase 2 clinical program for SAGE-217 with a focus on four indications: two movement disorder indications, essential tremor and Parkinson’s disease, and two mood disorder indications, major depressive disorder, or MDD, and PPD.   In February 2017, we announced top-line results from the open-label, proof-of-concept portion (Part A) of our Phase 2 clinical trial of SAGE-217 in MDD which met our criteria for advancing SAGE-217 into the blinded, placebo-controlled portion of the Phase 2 MDD clinical trial (Part B).  We expect to initiate Part B in the second quarter of 2017.  We are also currently conducting the Phase 2 clinical trials of SAGE-217 in PPD, essential tremor and Parkinson’s disease.  We expect to report top-line results from the open-label portion of the Phase 2 clinical trial of SAGE-217 in Parkinson's disease in the first half of 2017.  We anticipate reporting top-line results from the blinded, placebo-controlled Phase 2 clinical trials of SAGE-217 in essential tremor and PPD in the second half of 2017.  We also have a portfolio of other novel compounds that target the GABAA receptors, including SAGE-105, SAGE-324 and SAGE-689, which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be cerebrosterol deficit disorders, Anti-NMDA Receptor Encephalitis, and other indications involving NMDA receptor hypofunction. We believe measuring levels of anti-NMDA receptor antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify, for future study, broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We have completed Investigational New Drug, or IND-enabling non-clinical studies of SAGE-718, and plan to commence the Phase 1 clinical program in the first half of 2017.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders, among others. We believe that we will have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $320.3 million as of December 31, 2016. Our net losses were $159.0 million, $94.5 million and $33.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	complete the ongoing Phase 3 clinical trials for SAGE-547 in SRSE and PPD, as well as additional clinical trials and non-clinical studies of SAGE-547 required for regulatory approval in SRSE and PPD;
•

complete the ongoing and planned Phase 2 clinical trials of SAGE-217 in essential tremor, Parkinson’s disease, PPD and MDD, and advance SAGE-217 further in development depending on the outcome of the ongoing trials;

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including planned commencement of a Phase 1 clinical program;
•	continue non-clinical studies of SAGE-105 and SAGE-324with a focus on orphan epilepsies and indications involving GABA hypofunction;

•

continue our research and development efforts to evaluate the potential for our other existing product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•	advancing regulatory activities focused on a potential filing of an NDA and MAA for SAGE-547 in SRSE and an NDA in PPD;
•	continue initial preparations for a potential future commercial launch;
•	seek regulatory approvals for our product candidates that successfully complete clinical development;
•

add personnel, including personnel to support our product development and future commercialization efforts, and incur increases in stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

As a result, in the future, we will need additional financing to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates; obtain adequate patent protection or other exclusivity for our product candidates; obtain necessary regulatory approval for our product candidates; or achieve commercial viability for any approved product. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the second quarter of 2018. See “—Liquidity and Capital Resources”.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research and development services on our behalf;
•	other providers in connection with clinical trials;
•	vendors in connection with non-clinical development activities; and
•	vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. When determining accruals, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting expenses that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We recognize compensation expense for stock-based awards made to employees and non-employee directors, including grants of stock options and restricted stock, based on the estimated fair value on date of grant, over the requisite service period. For awards that vest upon achievement of a performance condition, we recognize compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition.

We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.

We measure stock-based awards granted to non-employee consultants at the fair value of the award on each date on which the awards vest. Compensation expense is recognized over the period during which services are rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is re-measured using, for options, the then-current fair value of our common stock and updated assumptions in the Black-Scholes option-pricing model and using, for restricted stock, the then-current fair value of our common stock.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. Until July 18, 2014, we were a private company and we lacked company-specific historical and implied volatility information. Considering this and the short history of being a public company, starting in 2016, we estimate our expected volatility using a weighted average of the historical volatility of our publicly traded peer companies and the volatility of our common stock, and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of our options granted to consultants and non-employees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The assumptions we used to determine the fair value of stock options granted to employees and non-employee directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected volatility	80.15%	90.54%	98.86%
Risk-free interest rate	1.47%	1.59%	1.95%
Expected life of option	6.05 years	6.03 years	6.38 years

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

Stock-based compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$11,197	$5,924	$1,093
General and administrative	11,823	9,316	1,419
	$23,020	$15,240	$2,512

During the years ended December 31, 2016 and 2015, we recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to our Employee Stock Purchase Plan.

As of December 31, 2016, we had unrecognized stock-based compensation expense related to our unvested service-based stock option awards of $43.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.77 years.

In addition, we granted 245,872 stock options that are both outstanding and unvested that will vest upon the achievement of certain performance criteria in the future.  Total unrecognized stock-based compensation expense related to those awards was $5.2 million at December 31, 2016.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$120,756	$69,357	$51,399
General and administrative	39,407	25,293	14,114
Total operating expenses	$160,163	$94,650	$65,513
Loss from operations	(160,163)	(94,650)	(65,513)
Interest income, net	1,211	178	1,033
Other expense, net	(35)	(23)	(12)
Net loss	$(158,987)	$(94,495)	$(64,492)

Research and development expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
SAGE-547	$54,363	$38,104	$16,259
SAGE-217	18,668	6,408	12,260
SAGE-689	1,667	3,051	(1,384)
SAGE-718	6,457	3,317	3,140
Other research and development programs	7,927	4,484	3,443
Unallocated expenses	31,674	13,993	17,681
Total research and development expenses	$120,756	$69,357	$51,399

Research and development expenses for the year ended December 31, 2016 were $120.8 million, compared to $69.4 million for the year ended December 31, 2015. The increase of $51.4 million was primarily due to the following:

•

an increase of $16.3 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE; completion of the Phase 2 clinical trial of SAGE-547 in PPD; commencement of the Phase 3 clinical trial of SAGE-547 in PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and control (CMC) work in preparation for a potential filing for regulatory approval. Expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were $0.8 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively;

•

an increase of $12.3 million in expenses related to our SAGE-217 program due to the conduct of the Phase 1 clinical program; the initiation of Phase 2-enabling toxicology, formulation and manufacturing activities; and commencement of Phase 2 clinical trials;

•

a decrease of $1.4 million in expenses related to our SAGE-689 program due to the delay in commencement of a Phase 1 clinical trial as a result of a request from the FDA for additional non-clinical study data;

•	an increase of $3.1 million in expenses due to the progression of our SAGE-718 program to IND-enabling non-clinical development and CMC activities in preparation for IND filing;
•

an increase of $3.4 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $17.7 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth in our operations, including an increase of $5.3 million of non-cash stock-based compensation expense and an increase of $10.9 million in other employee-related costs, mainly for salaries. The amount of non-cash stock-based compensation expense recorded to research and development expense related to the achievement of performance-based vesting criteria was $2.3 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively, an increase of $0.3 million.

General and administrative expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel-related	$22,107	$14,927	$7,180
Professional fees	6,941	4,333	2,608
Commercial planning	5,268	3,076	2,192
Other	5,091	2,957	2,134
Total general and administrative expenses	$39,407	$25,293	$14,114

General and administrative expenses for the years ended December 31, 2016 and 2015 were $39.4 million and $25.3 million, respectively.  The increase of $14.1 million was primarily due to the following:

•

an increase of $7.2 million in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities. Non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $2.7 million for the years ended December 31, 2016 and 2015;

•

an increase of $2.6 million in professional fees due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;

•	an increase of $2.2 million in commercial planning due to preparations for a potential commercial launch; and
•

an increase of $2.1 million in other due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increase in employees.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the years ended December 31, 2016 and 2015 were $1.2 million and $0.2 million, respectively.  The primary reason for the increase was the increase in interest income from the purchase of marketable securities during the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$69,357	$24,100	$45,257
General and administrative	25,293	9,710	15,583
Total operating expenses	94,650	33,810	60,840
Loss from operations	(94,650)	(33,810)	(60,840)
Interest income, net	178	8	170
Other income, net	(23)	(9)	(14)
Net loss	$(94,495)	$(33,811)	$(60,684)

Research and development expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
		(in thousands)
SAGE-547	$38,104	$9,137	$28,967
SAGE-217	6,408	2,764	3,644
SAGE-689	3,051	3,058	(7)
SAGE-718	3,317	-	3,317
Other research and development programs	4,484	3,088	1,396
Unallocated expenses	13,993	6,053	7,940
Total research and development expenses	$69,357	$24,100	$45,257

Research and development expenses for the year ended December 31, 2015 were $69.4 million, compared to $24.1 million for the year ended December 31, 2014. The increase of $45.3 million was primarily due to the following:

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

•	an increase of $3.3 million in expenses of our SAGE-718 program, which became a development program during the year ended December 31, 2015;
•	an increase of $1.4 million in expenses of our other research and development programs and discovery efforts for our next clinical candidates and back-up programs; and
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

General and administrative expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
		(in thousands)
Personnel-related	$14,927	$4,337	$10,590
Professional fees	4,333	2,881	1,452
Commercial planning	3,076	907	2,169
Other	2,957	1,585	1,372
Total general and administrative expenses	$25,293	$9,710	$15,583

General and administrative expenses for the years ended December 31, 2015 and 2014 were $25.3 million and $9.7 million, respectively. The increase of $15.6 million in general and administrative expenses was primarily due to a $10.6 million increase in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities, including an increase of $7.9 million in non-cash stock-based compensation expense. The amount of non-cash stock-based compensation includes amounts related to the achievement of the performance-based vesting criteria of $2.7 million for the year ended December 31, 2015. No stock-based compensation expense related to the achievement of performance-based vesting criteria was recorded to general and administrative expenses for the year ended December 31, 2014. The increase of $1.5 million in professional fees was primarily due to increased costs associated with being a public company, including costs related to audit, legal, regulatory and tax-related services, as well as investor relations costs. The increase of $2.2 million in commercial planning was associated preparations for a potential commercial launch.

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

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of December 31, 2016, we had an accumulated deficit of $320.3 million. From our inception through December 31, 2016, we received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO in July 2014 and follow-on offerings in April 2015, January 2016 and September 2016.

On January 12, 2016, we completed the sale of 3,157,894 shares of our common stock in an underwritten public offering at a price to the public of $47.50 per share, resulting in net proceeds of $140.4 million after deducting commissions and underwriting discounts and offering costs paid by us.

On September 14, 2016, we completed the sale of 5,062,892 shares of our common stock in an underwritten public offering at a price to the public of $39.75 per share, resulting in net proceeds of $189.2 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of December 31, 2016, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $397.5 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(118,678)	$(70,681)	$(27,042)
Investing activities	(230,540)	(198)	(128)
Financing activities	330,982	129,866	146,870
Net increase (decrease) in cash and cash equivalents	$(18,236)	$58,987	$119,700

Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $118.7 million as compared to $70.7 million for the year ended December 31, 2015. The increase of $48.0 million was primarily due to the following:

•

An increase of $64.5 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations;

•

Offset by an increase of $6.3 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring during the year, including $5.0 million of stock-based compensation expense related to the achievement of performance-based vesting criteria; and

•	Offset by an increase of $10.2 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Cash used in operating activities for the fiscal year ended December 31, 2015 was $70.7 million, compared to $27.0 million for the fiscal year ended December 31, 2014. The increase of $43.7 million was primarily due to the following:

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

Investing Activities

During the years ended December 31, 2016 and 2015, net cash used by investing activities was $230.5 million and $0.2 million, respectively.  During the year ended December 31, 2016, we used $259.1 million to purchase marketable securities and received proceeds of $30.5 million from sales of marketable securities.

During the years ended December 31, 2015 and 2014, we purchased no marketable securities; however, during the years ended December 31, 2015 and 2014, we used $0.2 million and $0.1 million, respectively, of cash for purchases of property and equipment.

Financing Activities

During the years ended December 31, 2016, 2015 and 2014, net cash provided by financing activities was $331.0 million, $129.9 million and $146.9 million, respectively.

•

Net cash provided by financing activities in the year ended December 31, 2016 primarily consisted of $329.6 million of net proceeds from follow-on underwritten public offerings of our common stock after deducting commissions and underwriting discounts and offering costs.

•

Net cash provided by financing activities in the year ended December 31, 2015 primarily consisted of $129.1 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

•

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. During that time, we expect that our expenses will increase substantially as we:

•	complete the ongoing Phase 3 clinical trials for SAGE-547 in SRSE and PPD, as well as additional clinical trials and non-clinical studies of SAGE-547 required for regulatory approval in SRSE and PPD;
•

complete the ongoing and currently planned Phase 2 clinical trials of SAGE-217 in essential tremor, Parkinson’s disease, PPD and MDD, and advance SAGE-217 further in development depending on the outcome of the ongoing trials;

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including planned commencement of a Phase 1 clinical program;
•	continue non-clinical studies of SAGE-105 and SAGE-324with a focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our other existing product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•	advancing regulatory activities focused on a potential filing of an NDA and MAA for SAGE-547 in SRSE and an NDA in PPD;
•	continue initial preparations for a potential future commercial launch;
•	seek regulatory approvals for our product candidates that successfully complete clinical development;
•

add personnel, including personnel to support our product development and future commercialization efforts, and incur increases in stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

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
•

the level, timing and amount of costs associated with preparing for a potential future commercial launch in the near term, and if we are successful in obtaining regulatory approval of any of product candidates, the cost of executing a commercial launch of the approved product, including manufacturing-related costs;

•	the number and characteristics of the product candidates we pursue and the nature and scope of our discovery and development programs;
•	the scope and timing of potential expansion of our activities outside the U.S.;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other products and technologies; and
•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$14,314	$2,666	$5,500	$5,668	$480
Total(1)(2)(3)(4)	$14,314	$2,666	$5,500	$5,668	$480

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

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the year ended December 31, 2016, we recorded $0.8 million of research and development expense under these license agreements related to milestones.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the year ended December 31, 2016, we did not record any expense or make any milestone payments under this consulting agreement.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of approximately $397.5 million as of December 31, 2016. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivatives financial instruments.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that it was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGE THERAPEUTICS, INC.

Date: February 24, 2017	By:	/s/ Jeffrey M. Jonas

Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Jonas	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2017
Jeffrey M. Jonas, M.D.

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Kimi Iguchi

/s/ Michael F. Cola	Director	February 24, 2017
Michael F. Cola

/s/ Steven Paul	Director	February 24, 2017
Steven Paul, M.D.

/s/ Kevin P. Starr	Director	February 24, 2017
Kevin P. Starr

/s/ Howard Pien	Director	February 24, 2017
Howard Pien

/s/ James Frates	Director	February 24, 2017
James Frates

/s/ Geno Germano	Director	February 24, 2017
Geno Germano

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sage Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Sage Therapeutics, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2017

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$168,517	$186,753
Marketable securities	228,962	—
Prepaid expenses and other current assets	5,100	1,738
Total current assets	402,579	188,491
Property and equipment, net	1,388	286
Restricted cash	564	39
Deferred offering costs	—	200
Total assets	$404,531	$189,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,817	$5,159
Accrued expenses	22,352	10,148
Total current liabilities	35,169	15,307
Other liabilities	845	14
Total liabilities	36,014	15,321
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2016 and 2015; 37,222,518 and 28,823,549 shares issued at December 31, 2016 and 2015, respectively; 37,222,172 and 28,823,549 shares outstanding at December 31, 2016 and 2015, respectively	4	3
Treasury stock, at cost; 346 shares at December 31, 2016 and none at December 31, 2015	(17)	-
Additional paid-in capital	688,959	335,032
Accumulated deficit	(320,327)	(161,340)
Accumulated other comprehensive income (loss)	(102)	—
Total stockholders’ equity	368,517	173,695
Total liabilities and stockholders’ equity	$404,531	$189,016

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$120,756	$69,357	$24,100
General and administrative	39,407	25,293	9,710
Total operating expenses	160,163	94,650	33,810
Loss from operations	(160,163)	(94,650)	(33,810)
Interest income, net	1,211	178	8
Other expense, net	(35)	(23)	(9)
Net loss	$(158,987)	$(94,495)	$(33,811)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(2,294)
Net loss attributable to common stockholders	$(158,987)	$(94,495)	$(36,105)
Net loss per share attributable to common stockholders—basic and diluted	$(4.75)	$(3.40)	$(1.67)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	33,492,795	27,778,288	21,574,347
Comprehensive loss:
Net loss	$(158,987)	$(94,495)	$(33,811)
Other comprehensive items:
Unrealized loss on marketable securities	(102)	—	—
Total other comprehensive loss	(102)	—	—
Total comprehensive loss	$(159,089)	$(94,495)	$(33,811)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

								Accumulated		Total
	Series A, B and C Redeemable						Additional	other		Stockholders’
	Convertible Preferred Stock		Common Stock		Treasury Stock		Paid-in	comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	(Deficit)
Balances at December 31, 2013	37,750,000	$37,709	1,622,761	$-	—	$-	$139	$-	$(31,675)	$(31,536)
Issuance of Series B Preferred Stock, net of issuance costs of $30	9,999,999	14,970	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $110	8,973,905	37,890	—	—	—	—	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	87,475	—	—	—	40	—	—	40
Vesting of restricted stock	—	—	138,108	—	—	—	14	—	—	14
Issuance of common stock in payment of consultant fees	—	—	15,872	—	—	—	127	—	—	127
Stock-based compensation expense	—	—	—	—	—	—	2,512	—	—	2,512
Accretion of redeemable convertible preferred stock to redemption value	—	2,294	—	—	—	—	(935)	—	(1,359)	(2,294)
Conversion of redeemable convertible preferred stock to common stock	(56,723,904)	(92,863)	18,007,575	2	—	—	92,861	—	—	92,863
Initial public offering of common stock, net of offering costs	—	—	5,750,000	1	—	—	93,969	—	—	93,970
Net loss	—	—	—	—	—	—	—	—	(33,811)	(33,811)
Balances at December 31, 2014	—	—	25,621,791	3	—	—	188,727	—	(66,845)	121,885
Issuance of common stock from exercise of stock options	—	—	417,475	—	—	—	603	—	—	603
Vesting of restricted stock	—	—	128,051	—	—	—	17	—	—	17
Issuance of common stock under employee stock purchase plan	—	—	3,852	—	—	—	127	—	—	127
Issuance of common stock in payment of consultant fees	—	—	23,809	—	—	—	1,211	—	—	1,211
Stock-based compensation expense	—	—	—	—	—	—	15,176	—	—	15,176
Public offering of common stock, net of offering costs	—	—	2,628,571	—	—	—	129,171	—	—	129,171
Net loss	—	—	—	—	—	—	—	—	(94,495)	(94,495)
Balances at December 31, 2015	—	—	28,823,549	3	—	—	335,032	—	(161,340)	173,695
Issuance of common stock from exercise of stock options	—	—	124,557	—	—	—	1,011	—	—	1,011
Vesting of restricted stock	—	—	42,781	—	—	—	11	—	—	11

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

								Accumulated		Total
	Series A, B and C Redeemable						Additional	other		Stockholders’
	Convertible Preferred Stock		Common Stock		Treasury Stock		Paid-in	comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	(Deficit)
Issuance of common stock under employee stock purchase plan	—	—	10,499	—	—	—	510	—	—	510
Purchase of treasury stock	—	—	—	—	346	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	22,855	—	—	22,855
Public offerings of common stock, net of offering costs	—	—	8,220,786	1	—	—	329,540	—	—	329,541
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	—	—	(158,987)	(158,987)
Balances at December 31, 2016	—	$—	37,222,172	$4	346	$(17)	$688,959	$(102)	$(320,327)	$368,517

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(158,987)	$(94,495)	$(33,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,020	15,240	2,512
Non-cash licensing and consulting fees	—	1,211	127
Premium on marketable securities	(756)	—	—
Amortization of premium on marketable securities	286	—	—
Depreciation	281	115	51
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,362)	(681)	(715)
Accounts payable	7,796	2,590	441
Accrued expenses and other liabilities	13,044	5,339	4,353
Net cash used in operating activities	(118,678)	(70,681)	(27,042)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	30,499	—	—
Purchases of marketable securities	(259,093)	—	—
Purchases of property and equipment	(1,421)	(198)	(128)
Increase in restricted cash	(525)	—	—
Net cash used in investing activities	(230,540)	(198)	(128)
Cash flows from financing activities
Proceeds from the issuance of Series B preferred stock, net of issuance costs	-	-	14,970
Proceeds from the issuance of Series C preferred stock, net of issuance costs	-	-	37,890
Proceeds from stock option exercises and employee stock purchase plan issuances	1,406	730	40
Payments of offering costs	(599)	(584)	(2,285)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	330,175	129,720	96,255
Net cash provided by financing activities	330,982	129,866	146,870
Net increase (decrease) in cash and cash equivalents	(18,236)	58,987	119,700
Cash and cash equivalents at beginning of period	186,753	127,766	8,066
Cash and cash equivalents at end of period	$168,517	$186,753	$127,766
Supplemental disclosure of non-cash financing activities
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$2,294
Conversion of preferred stock to common stock	$—	$—	$92,863
Purchases of property and equipment included in accounts payable	$8	$—	$—
Public offering costs included in accounts payable or accrued expenses	$—	$165	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system, or CNS, disorders, where there are no approved therapies or existing therapies are inadequate.  The Company has a portfolio of product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

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

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2016, the Company had an accumulated deficit of $320.3 million. From its inception through December 31, 2016, the Company received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015, January 2016 and September 2016.  Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $397.5 million as of December 31, 2016 will be sufficient to fund its anticipated level of operations and capital expenditures into the second quarter of 2018.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  No declines in value were deemed to be other than temporary during the year ended December 31, 2016.

Restricted Cash

A deposit of $39,000 was restricted from withdrawal as of December 31, 2016 and 2015. The restriction is related to securing the Company’s facility lease and expires in 2022 in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying consolidated balance sheets.

A deposit of $0.5 million was restricted from withdrawal as of December 31, 2016. The restriction is related to securing the facility lease in May 2016, under which the Company rented 19,805 square feet of additional office space in a separate multi-tenant building beginning in September 2016.  The lease for the additional space will expire in February 2022.  The restriction expires in 2022, in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying consolidated balance sheet.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards made to employees and nonemployee directors, including grants of stock options and restricted stock, based on the estimated fair value on the date of grant, over the requisite service period.

For stock-based options and restricted stock issued to nonemployee consultants, the Company recognizes the fair value of the award as an expense over the period in which the related services are received. The fair value of the awards and measurement of related stock-based compensation is subject to periodic adjustments as the awards vest.

For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable over the implicit service period.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through July 2014, the Company was a private company and lacked sufficient Company-specific historical and implied volatility information. Therefore, in 2016, the Company began estimating its expected volatility using a weighted average of the historical volatility of publicly traded peer companies and the volatility of its common stock, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price for the duration of the expected term. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of its options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company also applies a forfeiture rate in order to calculate stock-based compensation expense. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period in which the estimates are revised. The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest. Expected forfeitures are based on the Company’s historical experience and management’s expectations of future forfeitures.

Treasury Stock

The Company records treasury stock at cost.  Treasury stock includes shares received from an employee as consideration for an exercise of stock options.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  Adoption of this ASU resulted in a reclassification of the current deferred tax liability to a non-current deferred tax liability, in the amount of $0.6 million, which is netted with the long-term deferred tax asset in its consolidated balance sheet as of December 31, 2015.

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

The Company’s cash equivalents and marketable securities at December 31, 2016 and 2015 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2016 and 2015, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the IPO in July 2014, $2.3 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the IPO. After consummation of the follow-on public offering of common stock in April 2015, $0.5 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2015, the Company had recorded deferred offering costs of $0.2 million, which are shown as a non-current asset, that were for the follow-on public offering that was consummated in January 2016.  After consummation of the follow-on public offering of common stock in January 2016, $0.6 million of these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing medicines to treat central nervous system disorders, where there are inadequate or no approved existing therapies. All tangible assets are held within the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2016, the difference between net loss and comprehensive loss was the unrealized loss on marketable securities.  For the years ended December 31, 2015 and 2014, there was no difference between net loss and comprehensive loss.

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

On April 20, 2015, the Company completed the sale of 2,628,571 shares of its common stock at a price to the public of $52.50 per share, resulting in net proceeds to the Company of $129.1 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

On January 12, 2016, the Company completed the sale of 3,157,894 shares of its common stock at a price to the public of $47.50 per share, resulting in net proceeds to the Company of $140.4 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

On September 14, 2016, the Company completed the sale of 5,062,892 shares of its common stock at a price to the public of $39.75 per share, resulting in net proceeds to the Company of $189.2 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU

2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning January 1, 2018. The Company could early adopt the standard for the year ending December 31, 2017. The Company plans to early adopt the standard as of January 1, 2017, although there is no impact of this new guidance on its consolidated financial statements as it does not currently have any revenue generating arrangements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize leased assets and leased liabilities on the consolidated balance sheets and requiring disclosure of key information about leasing arrangements. The standard will be effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The standard will be effective on January 1, 2017. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company in the fiscal year beginning January 1, 2018, but early adoption is permissible. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.  After adopting the standard, the amounts of restricted cash shown on the consolidated balance sheets would be included in cash and cash equivalents in the statement of cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

The following tables summarize the Company’s money market funds and marketable securities as of December 31, 2016 and 2015:

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$168,517	$168,517	$—	$—
Total cash equivalents	168,517	168,517	—	—
Marketable securities:
U.S. government securities	100,031	—	100,031	—
U.S. corporate bonds	58,452	—	58,452	—
International corporate bonds	24,190	—	24,190	—
U.S. commercial paper	30,351	—	30,351	—
International commercial paper	15,938	—	15,938	—
Total marketable securities	228,962	—	228,962	—
Total cash equivalents and marketable securities	$397,479	$168,517	$228,962	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	$186,753	$186,753	$—	$—
Total cash and cash equivalents	$186,753	$186,753	$—	$—

During the years ended December 31, 2016 and 2015, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2016:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities (due within 1 year)	$100,055	$2	$(26)	$100,031
U.S. corporate bonds	58,508	—	(56)	58,452
International corporate bonds	24,212	—	(22)	24,190
U.S. commercial paper	30,351	—	—	30,351
International commercial paper	15,938	—	—	15,938
	$229,064	$2	$(104)	$228,962

The Company held no marketable securities as of December 31, 2015.

As of December 31, 2016, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of December 31, 2016, the Company held 27 marketable securities which were in a loss position due to fluctuations in interest rates for less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2016 and 2015.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2016	2015
	(in thousands)
Computer hardware and software	$708	$400
Furniture and equipment	695	147
Leasehold improvements	527	-
	1,930	547
Less: Accumulated depreciation	(542)	(261)
Property and equipment, net	$1,388	$286

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.1 million and $0.1 million, respectively.

The useful life for computer hardware and software is 3 years; furniture and equipment is 5 years; and leasehold improvements is the lesser of the useful life of the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
	(in thousands)
Development costs	$14,541	$6,466
Employee-related expenses	5,948	2,718
Professional services	1,751	935
Other accrued expenses	112	29
	$22,352	$10,148

5.	Commitments and Contingencies

Operating Leases

The Company rents 22,067 square feet of office space in a multi-tenant building under an operating lease that will expire in February 2022.  In May 2016, the Company entered into a lease under which, beginning in September 2016, the Company rents 19,805 square feet of additional office space, in a separate multi-tenant building.  The lease for the additional space will expire in February 2022.

Rent expense, net of sublease income, for the years ended December 31, 2016, 2015 and 2014, was $2.0 million, $0.4 million, and $0.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2016:

Years Ending December 31,	(in thousands)
2017	$2,666
2018	2,729
2019	2,771
2020	2,813
2021	2,855
Thereafter	480
$14,314

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

For the year ended December 31, 2016, additional clinical development milestones were met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and made cash payments totaling $0.8 million.

For the year ended December 31, 2015, additional clinical development milestones were met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and made cash payments totaling $0.8 million.

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

For the year ended December 31, 2016, the Company did not record any expense or make any milestone payments under the license agreement with Washington University

For the year ended December 31, 2015, a regulatory milestone was met for one of the programs under the license agreement with Washington University, and accordingly, the Company recorded research and development expenses and made a cash payment of $50,000.

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

For the years ended December 31, 2014 and 2013, the Company did not record any expense or make any milestone or royalty payments under the license agreement with the University of California.

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

For the year ended December 31, 2015, three clinical development milestones were met, and accordingly, the Company recorded research and development expenses and made cash payments totaling $0.1 million.

For the year ended December 31, 2016, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones.

In January and March 2014, the first clinical development milestones for each of two programs included in the consulting agreement were met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2014 of $0.2 million, comprised of $50,000 in cash and $0.1 million related to the issuance of 15,872 shares of the Company’s common stock.

For the year ended December 31, 2015, the second and third clinical development milestones for one of the programs included in the consulting agreement were met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2015 of $1.7 million, comprised of $0.5 million in cash and $1.2 million related to the issuance of 23,809 shares of the Company’s common stock, related to the achievement of these milestones.

For the year ended December 31, 2016, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

6.	Preferred Stock

As of December 31, 2016 and 2015, the Company has authorized 5,000,000 shares of preferred stock.  The preferred stock was classified under stockholders’ equity (deficit) as of December 31, 2016 and 2015.

The Company had issued Series A, Series B and Series C redeemable convertible preferred stock (collectively, the “Redeemable Preferred Stock”). The Redeemable Preferred Stock was classified outside of stockholders’ equity (deficit) as of December 31, 2013 because the shares contained redemption features that are not solely within the control of the Company. In July 2014, all issued and outstanding Redeemable Preferred Stock was converted to common stock, see Note 2.

7.	Common Stock

As of December 31, 2016 and 2015, the Company has authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2016 and 2015, no dividends have been declared.

During the year ended December 31, 2016, the Company received 346 shares of the Company’s common stock from an employee as proceeds for an exercise of stock options.  The total cost of shares held in treasury at December 31, 2016 was $17,000.

8.	Stock-Based Compensation

Stock Option Plans

On July 2, 2014, the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will no longer grant stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of December 31, 2016, the total number of shares reserved under all equity plans is 4,891,922, and the Company had 660,115 shares available for future issuance under such plans.  On December 15, 2016, the Board of Directors of the Company approved the 2016 Inducement Equity Plan, for which no grants were made as of December 31, 2016.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the last day of the prior fiscal year.  On January 1, 2017, 1,488,886 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2016, were added to the 2014 Stock Option Plan.

Terms of restricted stock awards, restricted stock units, and stock option agreements, including vesting requirements, are determined by the Board of Directors or the Compensation Committee of the Board of Directors, subject to the provisions of the applicable stock option plan. Options and restricted stock awards granted by the Company, that are not performance-based, generally vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary. All option awards expire in 10 years.

During the years ended December 31, 2016 and 2015, the Company granted 74,039 and 497,100 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates.

During the year ended December 31, 2015, one milestone was achieved. This milestone represents 35% of the performance-based option grants that were made during the year ended December 31, 2015. During the year ended December 31, 2015, the Company recognized stock-based compensation expense related to this milestone of $4.8 million.

During the year ended December 31, 2016, one milestone was achieved.  This milestone represents 50% and 30%, of the performance-based option grants that were made during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company recognized stock-based compensation expense related to this milestone of $5.0 million.

The achievement of the remaining milestones was deemed to be not probable as of December 31, 2016, and therefore no expense has been recognized related to these awards for the year ended December 31, 2016.

Stock-based compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$11,197	$5,924	$1,093
General and administrative	11,823	9,316	1,419
	$23,020	$15,240	$2,512

During the years ended December 31, 2016 and 2015, the Company recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to the Employee Stock Purchase Plan.

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees and on a graded basis for awards to non-employees over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the years ended December 31, 2016, 2015 and 2014 was $24.97, $34.08 and $14.33, respectively.

The fair value of each option granted to employees and nonemployee directors during the years ended December 31, 2016, 2015 and 2014 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected volatility	80.15%	90.54%	98.86%
Risk-free interest rate	1.47%	1.59%	1.95%
Expected life of option	6.05 years	6.03 years	6.38 years

Expected dividend yield: the Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Risk-free interest rate: the Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: the Company does not have sufficient history to support a calculation of volatility using only its historical data. Starting in 2016, the Company uses a weighted-average volatility considering the Company’s own volatility since the IPO in July 2014 and the volatilities of a peer group of comparable companies for time periods prior to the IPO.  Prior to 2016, the Company used volatilities based on an analysis of reported data for a peer group of comparable companies.

Expected term (in years): the expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company has been publicly traded since July 2014, and there is not sufficient historical term data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to estimate the expected term of options granted to employees. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2016, 2015 and 2014, forfeiture rates of 9.58%, 10% and 10%, respectively, were applied.

For options granted to non-employees, the expected life of the option used is 10 years, which is the contractual term of each option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,002,809	$26.67	8.67	$96,479
Granted	1,454,568	35.98
Exercised	(124,903)	8.09
Forfeited	(100,667)	44.76
Outstanding as of December 31, 2016	4,231,807	$29.99	8.24	$92,843
Vested and expected to vest as of December 31, 2016	3,727,837	$29.36	8.21	$84,395
Vested and exercisable as of December 31, 2016	1,702,819	$24.11	7.59	$48,096

As of December 31, 2016, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $43.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.77 years. The total fair value of options vested for the years ended December 31, 2016, 2015 and 2014 was $24.1 million, $9.2 million, and $1.0 million, respectively.

In addition, the Company granted 245,872 stock options that are both outstanding and unvested that will vest upon the achievement of certain performance criteria in the future. Total unrecognized stock-based compensation expense related to those awards was $5.2 million at December 31, 2016.

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $28.4 million and $2.4 million, respectively.

Restricted Stock Awards

During the years ended December 31, 2013, 2012 and 2011, the Company granted restricted stock awards to certain officers, employees, directors, and consultants of the Company.

The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2015	42,781
Issued	—
Vested	(42,781)
Forfeited	—
Repurchased	—
Outstanding as of December 31, 2016	—

As of December 31, 2016, all of the restricted stock was vested.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of December 31, 2016, 14,351 shares have been issued under this plan. At December 31, 2016, accrued expenses includes $67,000 of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2016.

9.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Basic net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders (in thousands)	$(158,987)	$(94,495)	$(36,105)
Denominator:
Weighted average common stock outstanding—basic	33,492,795	27,778,288	21,574,347
Dilutive effect of shares of common stock equivalents resulting from common stock options and preferred common stock (as converted)	—	—	—
Weighted average common stock outstanding—diluted	33,492,795	27,778,288	21,574,347
Net loss per share attributable to common stockholders—basic and diluted	$(4.75)	$(3.40)	$(1.67)

The following common stock equivalents outstanding as of December 31, 2016 and 2015 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2016	2015
Stock options	3,985,935	2,643,833
Employee stock purchase plan	6,784	3,307
Restricted stock	—	42,781
	3,992,719	2,689,921

10.	Income Taxes

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

A reconciliation of U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at Statutory Rate	34.0%	34.0%	34.0%
State Taxes, net of federal benefit	4.2	4.0	4.5
Permanent Items	(1.0)	(0.9)	(1.0)
Orphan Drug Credit Addback	(2.9)	(4.2)	—
Foreign Rate Differential	(3.1)	(3.1)	—
Federal and State Credits	10.3	13.2	8.5
Change in Valuation Allowance	(41.5)	(43.1)	(46.0)
Other	—	0.1	—
	0.0%	0.0%	0.0%

Significant components of the Company’s net deferred tax asset at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Net operating losses	$84,374	$44,172
Capitalized start-up costs	2,155	2,335
Accounting method change	(673)	(1,347)
Tax credit carryforwards	33,477	17,013
Accrued expenses	2,287	1,062
Depreciation and amortization	999	716
Stock options	12,103	5,097
Others	350	21
Total net deferred tax asset before valuation allowance	135,072	69,069
Valuation allowance	(135,072)	(69,069)
Net deferred tax asset	$-	$-

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $235.4 million and $234.3 million, respectively, which begin to expire in 2031. As of December 31, 2016, the Company had federal and state research and development tax credits carryforwards of $4.1 million and $1.6 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2016, the Company had federal orphan drug tax credit carry forwards of $29.8 million, which begin to expire in 2034. At December 31, 2016, the Company has excess equity based compensation tax deductions related to net operating losses for federal and state purposes of $20.4 million and $20.4 million respectively. The Company has excess equity based compensation related to credits for federal and state purposes of $1.3 million and $0.2 million, respectively. These excess tax benefits have not been included in the net deferred tax assets before valuation allowance since these benefits would be credited directly to additional paid in capital if subsequently recognized through a reduction in taxes payable.

The deferred tax assets above exclude $8.0 million of net operating losses and $1.5 million of federal and state research and development credits related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets.  The Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses will increase by $8.0 million and the deferred tax assets associated with federal and state research credits will increase by $1.5 million.   These amounts will be offset by a corresponding increase in the valuation allowance.  The adoption of ASU 2016-09 will have no impact to the Company’s income statement, balance sheet, or retained earnings.

As of December 31, 2016, net deferred tax assets increased approximately $66.0 million primarily due to the operating loss and tax credits incurred during the year. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $135.1 million and $69.1 million has been established at December 31, 2016 and 2015, respectively.

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

The following is a rollforward of the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits—as of the beginning of the year	$—	$—	$2,880
Gross increases—current period tax positions	—	—	—
Gross decreases—tax positions of prior periods	—	—	(2,880)
Unrecognized tax benefits—as of the end of the year	$—	$—	$—

During 2014, the Company filed an application for change in accounting method with the IRS to capitalize start-up costs that were historically deducted and included as part of the NOL carryforward through December 31, 2013. As a result, the Company’s unrecognized tax benefits, which historically related to start-up costs, are zero at December 31, 2016.  The Company has not, as of yet, conducted a study of its R&D credit carryforwards.  This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under Topic 740.  A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.  Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are open under statute from 2013 to the present. The tax attributes prior to 2013 may still be adjusted upon examination. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective for public companies for fiscal years beginning after December 31, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the current deferred tax liability to a non-current deferred tax liability, in the amount of $0.6 million, which is netted with the long-term deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

11.	Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) for its employees. Each participant in the Plan may elect to contribute a portion of his or her annual compensation to the Plan subject to annual limits established by the Internal Revenue Service. Effective November 1, 2014, the Company instituted an employer match of 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2016 and 2015, the Company contributed $0.4 million and $0.2 million, respectively.

12.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$30,714	$35,006	$38,064	$56,379	$160,163
Loss from operations	(30,714)	(35,006)	(38,064)	(56,379)	(160,163)
Net loss	(30,543)	(34,747)	(37,796)	$(55,901)	(158,987)
Net loss per share attributable to common stockholders—basic and diluted	$(0.97)	$(1.08)	$(1.15)	$(1.50)	$(4.75)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$16,897	$25,059	$24,082	$28,612	$94,650
Loss from operations	(16,897)	(25,059)	(24,082)	(28,612)	(94,650)
Net loss	(16,871)	(25,027)	(24,035)	(28,562)	(94,495)
Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(0.90)	$(0.84)	$(0.99)	$(3.40)

Exhibit List

Exhibit No.	Description

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

10.14

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

10.16*

Supply Agreement by and between the Registrant and CyDex Pharmaceuticals, Inc., dated December 13, 2012, as amended August 21, 2013 and April 30, 2014 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.17+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

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

10.20+

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

10.24*

Exclusive License Agreement by and between the Registrant and the Regents of the University of California, dated June 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-36544) filed on October 31, 2015)

10.25

Third Amendment to Lease, by and between Registrant and ARE-MA Region No. 38, LLC, dated as of September 9, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q
(File No. 001-36544) filed on November 6, 2015)

10.26

Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of
October 27, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q
(File No. 001-36544) filed on November 6, 2015)

10.27

Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.28

Fifth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of
December 9, 2015 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 29, 2016)

10.29

Lease Agreement, by and between the Registrant and Jamestown Premier 245 First, LLC, dated May 24, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 9, 2016)

Exhibit No.	Description

10.30+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

10.31+	2016 Inducement Equity Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Form S-8 (File No. 333-216202) filed on February 23, 2017)

10.32+	Amended and Restated Non-employee Director Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
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