Form 10-Q
period 2017-03-31
Sage Therapeutics, Inc.
filed 2017-05-10
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, there were 37,346,289 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$145,460	$168,517
Marketable securities	197,104	228,962
Prepaid expenses and other current assets	6,480	5,100
Total current assets	349,044	402,579
Property and equipment, net	1,560	1,388
Restricted cash	564	564
Total assets	$351,168	$404,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,230	$12,817
Accrued expenses	23,652	22,352
Total current liabilities	31,882	35,169
Other liabilities	840	845
Total liabilities	32,722	36,014
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2017 and December 31, 2016; 37,307,047 and 37,222,518 shares issued at March 31, 2017 and December 31, 2016, respectively; 37,306,701 and 37,222,172 shares outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Treasury stock, at cost; 346 shares at March 31, 2017 and December 31, 2016	(17)	(17)
Additional paid-in capital	695,645	688,959
Accumulated deficit	(377,105)	(320,327)
Accumulated other comprehensive income (loss)	(81)	(102)
Total stockholders’ equity	318,446	368,517
Total liabilities and stockholders’ equity	$351,168	$404,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$45,200	$23,581
General and administrative	12,280	7,133
Total operating expenses	57,480	30,714
Loss from operations	(57,480)	(30,714)
Interest income, net	707	175
Other expense, net	(5)	(4)
Net loss	$(56,778)	$(30,543)
Net loss per share—basic and diluted	$(1.52)	$(0.97)
Weighted average common shares outstanding—basic and diluted	37,269,148	31,643,216
Comprehensive loss:
Net loss	$(56,778)	$(30,543)
Other comprehensive items:
Unrealized gain on marketable securities	21	—
Total other comprehensive gain	21	—
Total comprehensive loss	$(56,757)	$(30,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(56,778)	$(30,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,208	3,714
Amortization of premium on marketable securities	33	—
Depreciation	130	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,380)	(1,189)
Accounts payable	(4,643)	(799)
Accrued expenses and other liabilities	1,220	1,341
Net cash used in operating activities	(55,210)	(27,435)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	50,753	—
Purchases of marketable securities	(18,908)	—
Purchases of property and equipment	(245)	(341)
Net cash provided by (used in) investing activities	31,600	(341)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	553	302
Payments of offering costs	—	(599)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	141,000
Net cash provided by financing activities	553	140,703
Net increase (decrease) in cash and cash equivalents	(23,057)	112,927
Cash and cash equivalents at beginning of period	168,517	186,753
Cash and cash equivalents at end of period	$145,460	$299,680
Supplemental disclosure of non-cash financing activities
Purchases of property and equipment included in accounts payable or accrued expenses	$64	$279

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2017, the Company had an accumulated deficit of $377.1 million. From its inception through March 31, 2017, the Company received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015, January 2016 and September 2016. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $342.6 million as of March 31, 2017 will be sufficient to fund its anticipated level of operations and capital expenditures into the second quarter of 2018.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. After performing this evaluation, the Company believes that it has adequate cash resources to operate for 12 months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2017, its results of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. The consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Intercompany accounts and transactions have been eliminated.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  No declines in value were deemed to be other than temporary during the three months ended March 31, 2017.

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

The Company’s cash equivalents and marketable securities at March 31, 2017 and December 31, 2016 were carried at fair value, determined according to the fair value hierarchy.

The carrying amounts reflected in the unaudited consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2017 and December 31, 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning January 1, 2018. The Company could early adopt the standard for the year ending December 31, 2017. The Company early adopted the standard as of January 1, 2017, although there is no impact of this new guidance on its consolidated financial statements as it does not currently have any revenue generating arrangements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The standard is effective for annual periods beginning after December 15, 2016 and for interim periods within those fiscal years. The Company adopted ASU 2016-09 on the required effective date of January 1, 2017. The Company elected to maintain its existing policy to estimate forfeitures when determining periodic stock-based compensation expense. The adoption of the other provisions of ASU 2016-09 had no impact on the Company’s financial position, results of operations or cash flows.

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

3. Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy.  The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources.  Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs.  Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The following tables summarize the Company’s money market funds and marketable securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$145,460	$145,460	$—	$—
Total cash equivalents	145,460	145,460	—	—
Marketable securities:
U.S. government securities	91,970	—	91,970	—
U.S. corporate bonds	39,118	—	39,118	—
International corporate bonds	15,181	—	15,181	—
U.S. commercial paper	21,891	—	21,891	—
International commercial paper	28,944	—	28,944	—
Total marketable securities	197,104	—	197,104	—
Total cash equivalents and marketable securities	$342,564	$145,460	$197,104	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$168,517	$168,517	$—	$—
Total cash equivalents	168,517	168,517	—	—
Marketable securities:
U.S. government securities	100,031	—	100,031	—
U.S. corporate bonds	58,452	—	58,452	—
International corporate bonds	24,190	—	24,190	—
U.S. commercial paper	30,351	—	30,351	—
International commercial paper	15,938	—	15,938	—
Total marketable securities	228,962	—	228,962	—
Total cash equivalents and marketable securities	$397,479	$168,517	$228,962	$—

During the three months ended March 31, 2017 and 2016, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$92,026	$—	$(56)	$91,970
U.S. corporate bonds	39,138	—	(20)	39,118
International corporate bonds	15,186	—	(5)	15,181
U.S. commercial paper	21,891	—	—	21,891
International commercial paper	28,944	—	—	28,944
	$197,185	$—	$(81)	$197,104

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$100,055	$2	$(26)	$100,031
U.S. corporate bonds	58,508	—	(56)	58,452
International corporate bonds	24,212	—	(22)	24,190
U.S. commercial paper	30,351	—	—	30,351
International commercial paper	15,938	—	—	15,938
	$229,064	$2	$(104)	$228,962

As of March 31, 2017, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2017 and the year ended December 31, 2016.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Development costs	$18,792	$14,541
Employee-related expenses	2,145	5,948
Professional services	2,715	1,751
Other accrued expenses	—	112
	$23,652	$22,352

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

Future minimum lease payments under non-cancelable operating leases are as follows at March 31, 2017:

Years Ending December 31,	(in thousands)
2017	$2,009
2018	2,729
2019	2,771
2020	2,813
2021	2,855
Thereafter	480
$13,657

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

In August 2016, an additional clinical development milestone was met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended September 30, 2016 of $0.3 million.

In December 2016, an additional clinical development milestone was met for the SAGE-547 program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended December 31, 2016 of $0.5 million.

For the three months ended March 31, 2017, the Company did not record any expense or make any milestone payments under the license agreement with CyDex.

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

For the three months ended March 31, 2017, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

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

For the years ended December 31, 2013 and 2014, the Company did not record any expense or make any milestone or royalty payments under the license agreement with the University of California.

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

For the three months ended March 31, 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

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

For the year ended December 31, 2016 and three months ended March 31, 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

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

7. Stock-Based Compensation

Stock Option Plans

On December 15, 2016, the Board of Directors of the Company approved the 2016 Inducement Equity Plan (the “2016 Stock Option Plan”). The 2016 Stock Option Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.

As of March 31, 2017, the total number of shares reserved under the 2016 Stock Option Plan and the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”) was 8,283,295, and the Company had 2,798,233 shares available for future issuance under such plans.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each year, by up to 4% of the Company’s issued and outstanding shares of common stock on the last day of the prior year. On January 1, 2017, 1,488,886 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2016, were added to the 2014 Stock Option Plan.

During the three months ended March 31, 2017 and 2016, the Company granted 449,208 and 74,039 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates.

During the three months ended March 31, 2017 and 2016, the achievement of none of the remaining milestones that are criteria for performance-based stock options were considered probable, nor met, and therefore no expense has been recognized related to these awards for the three months ended March 31, 2017 and 2016.

Stock-based compensation expense recognized during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	$3,596	$1,611
General and administrative	2,612	2,103
	$6,208	$3,714

The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the three months ended March 31, 2017 and 2016 was $34.61 and $21.87, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,231,807	$29.99	8.24	$92,843
Granted	1,370,800	49.74
Exercised	(97,513)	8.53
Forfeited	(51,632)	37.12
Outstanding as of March 31, 2017	5,453,462	$35.27	8.47	$195,365
Exercisable as of March 31, 2017	1,940,608	$25.03	7.47	$89,484

At March 31, 2017, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $62.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.99 years. The total fair value of options vested for the three months ended March 31, 2017 and 2016 was $6.1 million and $4.1 million, respectively. In addition, the Company granted 691,654 performance-based stock options that are both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $14.9 million at March 31, 2017.

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 32,500 restricted stock units to employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  During the three months ended March 31, 2017, the Company recorded $0.1 million of stock-based compensation expense related to its restricted stock units. These restricted stock units vest ratably over two years, with a 50% cliff vesting at both the one year and two year anniversary of the grant.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(56,778)	$(30,543)
Denominator:
Weighted average common stock outstanding—basic	37,269,148	31,643,216
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding—diluted	37,269,148	31,643,216
Net loss per share—basic and diluted	$(1.52)	$(0.97)

The following common stock equivalents outstanding as of March 31, 2017 and 2016 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	4,801,491	3,146,627
Restricted stock units	31,600	—
Employee stock purchase plan	4,676	3,851
Restricted stock awards	—	24,721
	4,837,767	3,175,199

9. Subsequent Event

In May 2017, the Company entered into the Sixth Amendment to the Lease with ARE-MA Region No. 38 (“Sixth Amendment”).  The Company increased the amount of square feet of office space at 215 First Street, Cambridge, Massachusetts, by 32,876 square feet, consisting of (i) 8,200 rentable square feet beginning on or around August 15, 2017, and (ii) 24,676 rentable square feet beginning on or around January 1, 2018.

The term for this additional space will expire no later than 84 months after the date on which the Company begins to rent the portion of the lease that is approximately 8,200 square feet.  Additionally, the term of the existing lease will be extended from March 1, 2022 until the expiration date of the Sixth Amendment, which is anticipated to be on or around August 15, 2024.  The increase in future expected payments under the Sixth Amendment will be approximately $15.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report, and the audited financial information and the notes thereto.

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

The following table summarizes the status of our development programs as of the date of this Quarterly Report.

Our lead product candidate, SAGE-547 (brexanolone, USAN), is a proprietary intravenous, or IV, formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors, including both synaptic and extrasynaptic populations. We are currently conducting Phase 3 clinical trials of SAGE-547 in both super-refractory status epilepticus, or SRSE, and post-partum depression, or PPD.

Our Phase 3 clinical trial in SRSE, known as the STATUS Trial, is evaluating SAGE-547 as a potential adjunctive therapy in the treatment of SRSE.  SRSE is a rare and life-altering condition in which a patient experiences a state of continuous seizure called status epilepticus, or SE, that continues or recurs despite standard treatment regimens normally sufficient to stop the seizure activity.  We expect to report top-line results from the STATUS Trial in the third quarter of 2017 after enrollment of an anticipated 126 evaluable patients and completion of all study follow-up periods and data analysis.  If successful, we believe the results from this Phase 3 clinical trial, together with other data from the SAGE-547 development program will be sufficient to form the basis of a New Drug Application, or NDA, submission to the U.S. Food and Drug Administration, or FDA, seeking approval for SAGE-547 in SRSE in the U.S. Based on scientific advice we received in the fourth quarter of 2016 from the European Medicines Agency, or EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support submission of a marketing authorization application, or MAA, to the EMA seeking approval of SAGE-547 for SRSE in the European Union, or EU.

Our Phase 3 clinical program in PPD is evaluating SAGE-547 as a potential treatment for PPD.  PPD is a distinct and readily identified depressive disorder that is a biological complication of childbirth, affecting a subset of women typically commencing in the third trimester of pregnancy or within four weeks after giving birth.  We anticipate announcing top-line data from the Phase 3 clinical program, known as the Hummingbird Study, encompassing two placebo-controlled trials, in the second half of 2017.  We have received Breakthrough Therapy designation from the FDA for SAGE-547 as a potential treatment for PPD. Based on input we received from the FDA during a Breakthrough Therapy meeting, we believe that, if successful, the results of the Phase 3 clinical program, together with the results of prior clinical studies of SAGE-547 in PPD, and ongoing non-clinical studies, will be sufficient to support the submission of an NDA to the FDA seeking approval for SAGE-547 in PPD in the U.S.   We also received PRIority MEdicines (PRIME) designation from the EMA for SAGE-547 in the treatment of PPD in the EU.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like SAGE-547, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently conducting Phase 2 clinical trials of SAGE-217 in two mood disorders, major depressive disorder, or MDD, and PPD, and in two movement disorders, Parkinson’s disease and essential tremor.  In February 2017, we announced top-line results from the open-label, proof-of-concept portion (Part A) of our Phase 2 clinical trial of SAGE-217 in MDD, which met our criteria for advancing SAGE-217 into the blinded, placebo-controlled portion (Part B) of the Phase 2 clinical trial.  We initiated dosing of Part B of the MDD Phase 2 clinical trial in April of 2017, and expect to report top-line results from this trial in the first half of 2018.  In May 2017, we reported top-line results from an open-label Phase 2 clinical trial exploring the safety, tolerability, pharmacokinetics and activity of SAGE-217 in 12 Parkinson’s disease patients with moderate severity disease who were on stable doses of the anti-parkinsonian agent, levodopa/carbidopa. In the trial, patients were administered levodopa/carbidopa (morning dose only) for three days, and then were taken off this medication, and given a single morning dose of SAGE-217 administered as a monotherapy for four days.  For the overall population in the trial, levodopa/carbidopa activity was primarily focused on the motor symptoms of bradykinesia and rigidity, while SAGE-217 activity as a monotherapy was primarily focused on tremor symptoms.  In the five patients with overt tremor (tremor score over five at baseline), an approximate 20-30% improvement in tremor symptoms was observed on the four days of SAGE-217 open-label treatment, as assessed by change in the Movement Disorder Society-Unified Parkinson’s Disease Rating Scale (MDS-UPDRS) Part III tremor score. SAGE-217 was found to be generally well-tolerated with no serious adverse events or discontinuations reported.   Similar to the findings of the Phase 1 program, the most common adverse events were sedation and somnolence (occurring 2 to 4 hours post dose).  As a result, while dosing in this trial was initiated at the 30 mg per day maximum tolerated dose established in the Phase 1 clinical program, dosing for a majority of patients was down-titrated to 10 to 20mg per day of SAGE-217.  Based on the signal of activity in reducing Parkinsonian tremor in the patients with overt tremor, we plan to proceed to an additional open-label (Part B) study evaluating SAGE-217 as an adjunctive treatment to anti-Parkinsonian agents in tremor-predominant patients, and intend to further evaluate non-motor symptoms of Parkinson’s disease, including depression, anxiety, cognition and sleep. We expect to initiate the SAGE-217 Parkinson’s disease open-label Part B study in the first half of 2017 with top-line results anticipated in the second half of 2017.  We also anticipate reporting top-line results from the blinded, placebo-controlled Phase 2 clinical trials of SAGE-217 in essential tremor and PPD in the second half of 2017.

We also have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689, which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be cerebrosterol deficit disorders, Anti-NMDA Receptor Encephalitis, and other indications involving NMDA receptor hypofunction. We believe measuring levels of anti-NMDA receptor antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent biomarkers to identify, for future study, broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We commenced the Phase 1 clinical program for SAGE-718 in the second quarter of 2017.  We expect to report top-line results from a Phase 1 single ascending dose (SAD) trial of SAGE-718 in healthy volunteers in the second half of 2017.

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

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $377.1 million as of March 31, 2017. Our net losses were $56.8 million for the three months ended March 31, 2017 and $159.0 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including the ongoing Phase 1 clinical program;
•	continue non-clinical studies of SAGE-324 with a focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our other existing product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•	advancing regulatory activities focused on potential filings of NDAs for SAGE-547 in SRSE and in PPD in the U.S. and future potential regulatory filings in the EU;
•	continue initial preparations for a potential future commercial launch of SAGE-547, if our development efforts are successful;
•	seek regulatory approvals for our product candidates that successfully complete clinical development;
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

As a result, we will need additional financing in the future to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of any of our product candidates; obtain adequate patent protection or other exclusivity for our product candidates; obtain necessary regulatory approval for our product candidates; or achieve commercial viability for any approved product. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the second quarter of 2018. See “—Liquidity and Capital Resources”.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate for a particular indication, or if we experience significant delays in enrollment in any of our clinical trials or need to enroll additional patients, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our business and the potential commercialization of our product candidates. We also anticipate increased expenses associated with general operations, including costs related to audit and tax services, director and officer insurance premiums, investor relations and legal costs, including legal expenses to pursue patent protection of our intellectual property. Additionally, we anticipate an increase in payroll and related expenses as we continue to build our organizational capabilities, expand our operations, and prepare for possible future commercial operations, including sales and marketing of our product candidates, if approved.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$45,200	$23,581	$21,619
General and administrative	12,280	7,133	5,147
Total operating expenses	$57,480	$30,714	$26,766
Loss from operations	(57,480)	(30,714)	(26,766)
Interest income, net	707	175	532
Other expense, net	(5)	(4)	(1)
Net loss	$(56,778)	$(30,543)	$(26,235)

Research and development expenses

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
SAGE-547	$19,924	$10,379	$9,545
SAGE-217	8,967	5,106	3,861
SAGE-718	1,307	1,047	260
Other research and development programs	2,678	1,805	873
Unallocated expenses	12,324	5,244	7,080
Total research and development expenses	$45,200	$23,581	$21,619

Research and development expenses for the three months ended March 31, 2017 were $45.2 million, compared to $23.6 million for the three months ended March 31, 2016. The increase of $21.6 million was primarily due to the following:

•

an increase of $9.5 million in expenses related to our SAGE-547 program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trials in SRSE and PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and control, or CMC, work in preparation for a potential filing for regulatory approval. No expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were incurred in the three months ended March 31, 2017 and 2016;

•

an increase of $3.9 million in expenses related to conduct of our Phase 2 clinical trials of SAGE-217 in MDD, essential tremor and Parkinson’s Disease and PPD, and production of clinical supply to support these clinical trials;

•

an increase of $0.3 million in expenses for our SAGE-718 program due to the completion of the Investigational New Drug, or IND,-enabling non-clinical development and CMC activities in preparation for IND filing, and expenses related to preparation in anticipation of commencement of the Phase 1 clinical program;

•

an increase of $0.9 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $7.1 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $2.0 million of non-cash stock-based compensation.

General and administrative expenses

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel-related	$6,210	$4,187	$2,023
Professional fees	2,334	1,572	762
Commercial planning	2,385	508	1,877
Other	1,351	866	485
Total general and administrative expenses	$12,280	$7,133	$5,147

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $12.3 million and $7.1 million, respectively.  The increase of $5.1 million was primarily due to the following:

•

an increase of $2.0 million in personnel-related costs due to the effects of hiring additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities;

•

an increase of $0.8 million in professional fees due to increased costs associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;

•	an increase of $1.9 million in costs related to commercial planning due to preparations for a potential commercial launch; and
•

an increase of $0.4 million in other due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended March 31, 2017 and 2016 were $0.7 million and $0.2 million, respectively.  The primary reason for the increase was the purchases of marketable securities that happened after the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of March 31, 2017, we had an accumulated deficit of $377.1 million. From our inception through March 31, 2017, we received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the proceeds from our IPO in July 2014 and follow-on offerings in April 2015, January 2016 and September 2016.

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

As of March 31, 2017, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $342.6 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(55,210)	$(27,435)
Investing activities	31,600	(341)
Financing activities	553	140,703
Net increase (decrease) in cash and cash equivalents	$(23,057)	$112,927

Operating activities

Cash used in operating activities for the three months ended March 31, 2017 was $55.2 million as compared to $27.4 million for the three months ended March 31, 2016. The increase of $27.8 million was primarily due to the following:

•

An increase of $26.2 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development and increased general and administrative expenses due to increased headcount to support our operations; and

•	An increase of $4.2 million in cash used by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2017, net cash provided by investing activities was $31.6 million and during the three months ended March 31, 2016, net cash used by investing activities was $0.3 million.  During the three months ended March 31, 2017, we received proceeds of $50.8 million from sales of marketable securities and used $18.9 million to purchase marketable securities.  During the three months ended March 31, 2016, we owned no marketable securities.

Financing activities

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was $0.6 million and $140.7 million, respectively. Net cash provided by financing activities in the three months ended March 31, 2016 primarily consisted of $140.4 million of net proceeds from a follow-on underwritten public offering of our common stock in January 2016 after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, continue preparations for potential future commercialization, and begin to commercialize any products, if successfully developed and approved. We expect to incur additional costs associated with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. During that time, we expect that our expenses will increase substantially as we:

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

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including the ongoing Phase 1 clinical program;
•	continue non-clinical studies of SAGE-324 with a focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our other existing product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•	advancing regulatory activities focused on potential filings of NDAs for SAGE-547 in SRSE and PPD in the U.S. and future potential regulatory filings in the EU;
•	continue initial preparations for a potential future commercial launch of SAGE-547, if our development efforts are successful;
•	seek regulatory approvals for our product candidates that successfully complete clinical development;
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
•

the level, timing and amount of costs associated with preparing for a potential future commercial launch in the near term, and if we are successful in our development efforts and in obtaining regulatory approval of any of our product candidates, the cost of executing a commercial launch of the approved product, including manufacturing-related costs;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$13,657	$2,687	$5,522	$5,448	$—
Total (1)(2)(3)(4)	$13,657	$2,687	$5,522	$5,448	$—

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

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three months ended March 31, 2017, we recorded no research and development expense under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the three months ended March 31, 2017, we did not record any expense or make any milestone payments under this consulting agreement.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 24, 2017.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, "Summary of Significant Accounting Policies," in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We had cash, cash equivalents and marketable securities of approximately $342.6 million at March 31, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2017.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. Changes in formulations of our product candidates may occur such as we have done during the development of both SAGE-547 and SAGE-217.  Changes in formulation of product candidates could delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

We cannot be certain that the results of our ongoing Phase 3 clinical trials of SAGE-547 in SRSE and PPD will be sufficient to support the submission of an NDA or marketing authorization application, or MAA, for this product candidate in SRSE and PPD, and in any event we must obtain additional clinical and non-clinical data before an NDA or MAA may be submitted.

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

Our lead product, SAGE-547, is currently in Phase 3 development for the treatment of patients with SRSE and PPD. The number of patients suffering from these disorders is small.  We also have Phase 2 clinical programs of our next generation product candidate, SAGE-217 in essential tremor, PPD, Parkinson’s disease and MDD. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. Moreover, SRSE is an acute episodic condition. If we are not able to identify patients at the time of SRSE onset, we will have difficulty completing our Phase 3 clinical trial. Given the small number of patients and the nature of the disease, it may also be difficult to identify PPD patients for clinical trials, particularly patients with severe PPD.  With respect to many of the indications in which we are conducting trials or plan to develop our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, PPD, MDD, essential tremor and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. For example, there are estimates in the literature on the prevalence of SRSE, particularly from studies outside the U.S., that are significantly lower than our estimates. We believe that differences in prevalence rates for SRSE among studies in the published literature may be the result of: differences from country-to-country in the prevalence or rate of occurrence of the underlying conditions and disorders that cause SRSE; challenges in making an accurate diagnosis of SRSE, particularly in a patient population with multiple complications; limitations and variations in the diagnosis coding for these conditions; the small size of the populations studied in the literature; and differences and limitations in the analytical plans underlying the various published studies. Similarly, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature or results obtained from certain studies analyzing limited claims databases.  We believe this difference is due to under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with SRSE, PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. If the actual number of patients with SRSE, PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. In addition, the intravenous, or IV, infusion mode of administration for SAGE-547 may further limit the number of PPD patients who will be treated with the product if it is ultimately approved.   If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of SAGE-547, SAGE-217, SAGE-718 or any of our other product candidates in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of SAGE-547, SAGE-217, SAGE-718 or of any of our other product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of SAGE-547 in SRSE and results from earlier emergency use cases, may not be replicated in our ongoing Phase 3 clinical trial. Our Phase 3 clinical trial of SAGE-547 differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of SAGE-547 is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the Phase 3 data. In addition, the formulation of SAGE-547 we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change in formulation will negatively affect trial results, but we cannot be sure. Similarly, the results from our Phase 2 clinical trials of SAGE-547 in severe PPD may not be replicated in our ongoing Phase 3 clinical trial of SAGE-547 in PPD, which involves a greater number of patients and also includes a moderate PPD arm, or in the Phase 2 clinical trial of SAGE-217 in PPD.   Similarly, results of the open-label proof-of-concept clinical trial of SAGE-217 in MDD using the oral solution form may not be replicated in the ongoing Part B placebo-controlled trial of SAGE-217 using the capsule form or in later clinical trials and proof-of-concept data generated with SAGE-547 in essential tremor may not be replicated in the Phase 2 clinical trial of SAGE-217 in essential tremor.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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
•

challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in the case of SAGE-547, challenges we face due to: the small size of the patient population and acute nature of SRSE; the lack of proximity of some patients to trial sites; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; and challenges associated with the nature of the clinical trial protocol; the potential for some or all of the same issues with respect to SAGE-547 in PPD or with respect to SAGE-217, SAGE-718 or our other product candidates with respect to current, planned or future clinical trials or other issues with respect to any of our clinical trials, such as the availability of existing treatments for the relevant disease, the requirement for in-patient stays with respect to some of our trials; and competition from other clinical trial programs for similar indications, to delay enrollment of patients in existing or future clinical trials of our other product candidates;

•

delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, in 2015, in response to an IND filed with respect to SAGE-689, the FDA requested additional non-clinical study data prior to commencement of a Phase 1 clinical trial.   We are in the process of evaluating possible alternative formulations of SAGE-689, but there is no guarantee that we will be able to identify an alternative formulation for SAGE-689 or be able to continue development. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for our products, if approved, may change in the future and become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement and whether patients will be required to try other therapies prior to being prescribed our product candidate. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

Even though we have obtained orphan drug designation for SAGE-547 for treatment of SE, including SRSE, from the FDA in the U.S., there are limitations to exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug in such indication for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain approval for a drug that shares the same active moiety as an already approved orphan-designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. For example, we do not have orphan drug designation for SAGE-547 in PPD.  In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We currently have one issued patent covering the composition of matter of SAGE-217 and one issued patent covering the composition of matter of SAGE-689.  We do not have any other issued patents covering our lead product candidates, SAGE-547, SAGE-217, SAGE-718, SAGE 105, or SAGE-324. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for SAGE-547 only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SRSE and to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of SAGE-547. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payment, milestone, and other obligations on us. For example, as is the case for the WU license, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement, and may accordingly seek to terminate our license. In addition, future licensors may decide to terminate their licenses with us at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

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

General Company-Related Risks

As we plan for a potential commercial launch of our product candidates, we will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $235.4 million and $234.3 million, respectively, which begin to expire in 2031. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $4.1 million and $1.6 million, respectively, which begin to expire in 2031 and 2027, respectively. As of

December 31, 2016, we had federal orphan drug tax credit carryforwards of $29.8 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. The completion of follow-on public offerings in April 2015, January 2016, September 2016 and our initial public offering, or IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not yet completed the study being conducted to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2017, we had received net proceeds of $643.3 million from such transactions. As of March 31, 2017, our cash, cash equivalents and marketable securities were $342.6 million. We have incurred significant net losses in each year since our inception, including net losses of $56.8 million for the three months ended March 31, 2017 and $159.0 million for the year ended December 31, 2016. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch if our product candidates are successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive, and we expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials and if we generate positive data in our clinical programs. Depending on the status of development efforts, regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2017, our cash, cash equivalents and marketable securities were $342.6 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into the second quarter of 2018. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through public or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

Our executive officers, directors, principal stockholders and their affiliates may continue to exercise significant control over our company, which will limit the ability of our stockholders to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors and principal stockholders, if they act together, given their existing holdings, may be able to influence significantly our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO or any follow-on offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our IPO or any follow-on offering and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

SAGE THERAPEUTICS, INC.

May 9, 2017	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 9, 2017	By:	/s/ Kimi Iguchi
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