Form 10-Q
period 2017-06-30
Sage Therapeutics, Inc.
filed 2017-08-03
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, there were 37,441,084 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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
•

our ability, within the expected timeframes, to complete our ongoing clinical trials and non-clinical studies; to announce the results of such studies and trials; to advance our product candidates into additional clinical trials, including pivotal clinical trials; and to successfully complete such clinical trials;

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

•	our estimates regarding expenses; use of cash; timing of future cash needs; and capital requirements;
•	our potential to achieve future revenues;
•	our expectations with respect to the availability of supplies of our product candidates, and the expected performance of our third-party manufacturers;
•	our expectations with respect to the performance of our contract research organizations and other third parties whose activities are important to our development and future commercialization efforts;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;
•

the estimated number of patients in indications of interest to us; the potential for our product candidates in those indications, if approved; the size of the potential markets for our product candidates; and our ability to serve those markets;

•	the anticipated rate and degree of market acceptance, and expectations regarding the availability and level of reimbursement, of our product candidates in any indication if approved;
•

our plans for expanding our activities, including outside the U.S., and the potential for future collaborations and other types of contractual relationships, if appropriate, for accomplishing our strategic objectives;

•

the level of costs we may incur in connection with our activities, the possible timing and sources of future financings, and our ability to obtain additional financing when needed to fund future operations;

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$133,450	$168,517
Marketable securities	152,478	228,962
Prepaid expenses and other current assets	5,192	5,100
Total current assets	291,120	402,579
Property and equipment, net	1,443	1,388
Restricted cash	849	564
Total assets	$293,412	$404,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,042	$12,817
Accrued expenses	26,239	22,352
Total current liabilities	32,281	35,169
Other liabilities	827	845
Total liabilities	33,108	36,014
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2017 and December 31, 2016; 37,423,464 and 37,222,518 shares issued at June 30, 2017 and December 31, 2016, respectively; 37,423,118 and 37,222,172 shares outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Treasury stock, at cost, 346 shares at June 30, 2017 and December 31, 2016	(17)	(17)
Additional paid-in capital	707,690	688,959
Accumulated deficit	(447,306)	(320,327)
Accumulated other comprehensive loss	(67)	(102)
Total stockholders’ equity	260,304	368,517
Total liabilities and stockholders’ equity	$293,412	$404,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$55,900	$26,096	$101,100	$49,677
General and administrative	14,954	8,910	27,234	16,044
Total operating expenses	70,854	35,006	128,334	65,721
Loss from operations	(70,854)	(35,006)	(128,334)	(65,721)
Interest income, net	672	266	1,379	442
Other expense, net	(20)	(7)	(24)	(11)
Net loss	$(70,202)	$(34,747)	$(126,979)	$(65,290)
Net loss per share—basic and diluted	$(1.88)	$(1.08)	$(3.40)	$(2.05)
Weighted average common shares outstanding—basic and diluted	37,361,129	32,062,298	37,315,393	31,835,194
Comprehensive loss:
Net loss	$(70,202)	$(34,747)	$(126,979)	$(65,290)
Other comprehensive items:
Unrealized gain on marketable securities	14	39	35	39
Total other comprehensive gain	14	39	35	39
Total comprehensive loss	$(70,188)	$(34,708)	$(126,944)	$(65,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(126,979)	$(65,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,558	8,179
Premium on marketable securities	—	(269)
Amortization of premium on marketable securities	5	13
Depreciation	260	116
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(93)	(74)
Accounts payable	(6,768)	941
Accrued expenses and other liabilities	3,731	2,278
Net cash used in operating activities	(114,286)	(54,106)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	110,436	—
Purchases of marketable securities	(33,922)	(82,997)
Purchases of property and equipment	(321)	(835)
Increase in restricted cash	(285)	(525)
Net cash provided by (used in) investing activities	75,908	(84,357)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,311	312
Payments of offering costs	—	(599)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	141,000
Net cash provided by financing activities	3,311	140,713
Net increase (decrease) in cash and cash equivalents	(35,067)	2,250
Cash and cash equivalents at beginning of period	168,517	186,753
Cash and cash equivalents at end of period	$133,450	$189,003

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

The Company is subject to risks and uncertainties common to companies in the biotech industry, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products, if approved for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2017, the Company had an accumulated deficit of $447.3 million. From its inception through June 30, 2017, the Company received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015, January 2016 and September 2016. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $285.9 million as of June 30, 2017 will be sufficient to fund its anticipated level of operations and capital expenditures into the second quarter of 2018.

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

The Company anticipates that its current capital resources will enable it to meet its anticipated operational expenses and capital expenditures into the second quarter of calendar year 2018. As of June 30, 2017, management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40.  Management has determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements. As of June 30, 2017, the Company had an accumulated deficit of $447.3 million and cash, cash equivalents and short-term investments on hand of $285.9 million. The Company is currently forecasting a significant increase in expenditures to support potential filings of New Drug Applications, or NDAs, for brexanolone in super-refractory status epilepticus, or SRSE, and in postpartum depression, or PPD, in the U.S. and future potential regulatory filings in the European Union, or EU, continued preparations for a potential future commercial launch of brexanolone, and spending on other clinical programs in development. The Company’s current financial resources would not be sufficient to fund the Company’s currently forecasted operating plan for a one year period from the issuance of these condensed consolidated financial statements.  The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures.

The Company currently expects to seek additional funding. While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next 12 months.

If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or reduce spending and hiring in connection with the Company’s commercialization efforts. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next 12 months as defined by ASC-205-40.

As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. While management has plans in place to mitigate these actions, they are not considered probable, as defined in the accounting standards, and a failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2017, its results of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. The consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Intercompany accounts and transactions have been eliminated.

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

For stock-based options and restricted stock units with time-based vesting, issued to nonemployee consultants, the Company recognizes the fair value of the award as an expense over the period in which the related services are received. The fair value of the awards and measurement of related stock-based compensation is subject to periodic adjustments as the awards vest.

For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable over the implicit service period.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly traded peer companies in the Black-Scholes calculations. Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly traded peer companies and the volatility of its common stock, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price for the duration of the expected term. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of its options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  No declines in value were deemed to be other than temporary during the three and six months ended June 30, 2017.

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

The Company’s cash equivalents and marketable securities at June 30, 2017 and December 31, 2016 were carried at fair value, determined according to the fair value hierarchy.

The carrying amounts reflected in the unaudited consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2017 and December 31, 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning January 1, 2018. The Company had the option to early adopt the standard for the year ending December 31, 2017. The Company early adopted the standard as of January 1, 2017, although there is no impact of this new guidance on its consolidated financial statements as it does not currently have any revenue generating arrangements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company in the fiscal year beginning January 1, 2018, but early adoption is permissible. After adopting the standard, the amounts of restricted cash shown on the consolidated balance sheets of the Company would be included in cash and cash equivalents in the statement of cash flows. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, which applies to entities that change the terms or conditions of a share-based payment award. The amendments in this standard include guidance on determining whether changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

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

The following tables summarize the Company’s money market funds and marketable securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$133,450	$133,450	$—	$—
Total cash equivalents	133,450	133,450	—	—
Marketable securities:
U.S. government securities	75,959	—	75,959	—
U.S. corporate bonds	30,812	—	30,812	—
International corporate bonds	6,000	—	6,000	—
U.S. commercial paper	27,222	—	27,222	—
International commercial paper	12,485	—	12,485	—
Total marketable securities	152,478	—	152,478	—
Total cash equivalents and marketable securities	$285,928	$133,450	$152,478	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$168,517	$168,517	$—	$—
Total cash equivalents	168,517	168,517	—	—
Marketable securities:
U.S. government securities	100,031	—	100,031	—
U.S. corporate bonds	58,452	—	58,452	—
International corporate bonds	24,190	—	24,190	—
U.S. commercial paper	30,351	—	30,351	—
International commercial paper	15,938	—	15,938	—
Total marketable securities	228,962	—	228,962	—
Total cash equivalents and marketable securities	$397,479	$168,517	$228,962	$—

During the six months ended June 30, 2017 and 2016, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$76,015	$—	$(56)	$75,959
U.S. corporate bonds	30,823	—	(11)	30,812
International corporate bonds	6,000	—	—	6,000
U.S. commercial paper	27,222	—	—	27,222
International commercial paper	12,485	—	—	12,485
	$152,545	$—	$(67)	$152,478

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$100,055	$2	$(26)	$100,031
U.S. corporate bonds	58,508	—	(56)	58,452
International corporate bonds	24,212	—	(22)	24,190
U.S. commercial paper	30,351	—	—	30,351
International commercial paper	15,938	—	—	15,938
	$229,064	$2	$(104)	$228,962

As of June 30, 2017, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2017 and the year ended December 31, 2016.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Development costs	$19,305	$14,541
Employee-related expenses	4,142	5,948
Professional services	2,792	1,751
Other accrued expenses	—	112
	$26,239	$22,352

5. Commitments and contingencies

Operating Leases

In May 2017, the Company entered into the Sixth Amendment to the Lease with ARE-MA Region No. 38 (“Sixth Amendment”) to increase the square feet of office space the Company leases in a multi-tenant building located at 215 First Street, Cambridge, Massachusetts.  Prior to entering into the Sixth Amendment, the Company rented 22,067 square feet of office space in this building under an operating lease that was scheduled to expire in February 2022. The Sixth Amendment increases the amount of leased space at this location by 32,876 square feet, with the additional space consisting of (i) 8,200 square feet beginning on or around August 15, 2017, and (ii) 24,676 square feet beginning on or around January 1, 2018.  The term for this additional space will expire no later than 84 months after the date on which the Company begins to rent the portion of the lease that is approximately 8,200 square feet.  Additionally, the term of the existing lease will be extended from March 1, 2022 until the expiration date of the Sixth Amendment, which is anticipated to be on or around August 15, 2024.

In May 2016, the Company entered into an operating lease with Jamestown Premier 245 First, LLC under which, beginning in September 2016, the Company rents 19,805 square feet of office space in a multi-tenant building located at 245 First St., Cambridge, Massachusetts.  The lease has been assigned by the lessor to CLPF-Cambridge Science Center, LLC. The lease is accounted for as an operating lease and is scheduled to expire in February 2022.

Future minimum lease payments under non-cancelable operating leases are as follows at June 30, 2017:

Years Ending December 31,	(in thousands)
2017	$1,505
2018	4,444
2019	4,537
2020	4,632
2021	4,728
Thereafter	8,935
$28,781

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating the Company’s compounds known as brexanolone (SAGE-547) and SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid to CyDex $0.1 million, which was recorded as research and development expense for the three months ended September 30, 2015 in connection with the execution of the amended and restated license agreement.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.

During the year ended December 31, 2015, clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the year ended December 31, 2015 of $0.8 million.

In August 2016, an additional clinical development milestone was met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended September 30, 2016 of $0.3 million.

In December 2016, an additional clinical development milestone was met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense for the three months ended December 31, 2016 of $0.5 million.

For the three and six months ended June 30, 2017, the Company did not record any expense or make any milestone payments under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California whereby the Company was granted a non-exclusive license to certain clinical data and clinical material for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. As of December 31, 2015, the Company paid to The Regents of the University of California clinical development milestones of $0.1 million and will be required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively, of which none have been paid to date. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

For the year ended December 31, 2016 and for the three and six months ended June 30, 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones, of which $0.5 million has been paid and 39,681 shares of common stock have been issued to date.

For the year ended December 31, 2016 and the three and six months ended June 30, 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

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

As of June 30, 2017, the total number of shares reserved under the 2016 Stock Option Plan and the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”) was 8,184,406, and the Company had 2,153,933 shares available for future issuance under such plans.

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

During the six months ended June 30, 2017 and 2016, the Company granted 449,208 and 74,039 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates.

During the six months ended June 30, 2017 and 2016, the achievement of the remaining milestones that are the criteria for vesting of performance-based stock options was considered not probable, nor met, and therefore no expense has been recognized related to these awards for the six months ended June 30, 2017 and 2016.

Stock-based compensation expense for stock options and restricted stock units recognized during the three and six months ended June 30, 2017 and 2016 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$5,245	$2,037	$8,840	$3,649
General and administrative	4,105	2,428	6,718	4,530
	$9,350	$4,465	$15,558	$8,179

The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the six months ended June 30, 2017 and 2016 was $39.62 and $22.23, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,231,807	$29.99	8.24	$92,843
Granted	2,070,550	57.10
Exercised	(196,402)	15.99
Forfeited	(105,882)	39.06
Outstanding as of June 30, 2017	6,000,073	$39.64	8.41	$239,974
Exercisable as of June 30, 2017	2,155,432	$25.22	7.29	$117,295

At June 30, 2017, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $82.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.99 years. The total fair value of options vested for the six months ended June 30, 2017 and 2016 was $12.8 million and $9.7 million, respectively. In addition, the Company granted 686,252 performance-based stock options that are both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $14.8 million at June 30, 2017.

Restricted Stock Units

During the six months ended June 30, 2017, the Company granted 32,500 restricted stock units to employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  During the three and six months ended June 30, 2017, the Company recorded $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to its restricted stock units. These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one year and two year anniversary of the grant.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(70,202)	$(34,747)	$(126,979)	$(65,290)
Denominator:
Weighted average common stock outstanding—basic	37,361,129	32,062,298	37,315,393	31,835,194
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding—diluted	37,361,129	32,062,298	37,315,393	31,835,194
Net loss per share—basic and diluted	$(1.88)	$(1.08)	$(3.40)	$(2.05)

The following common stock equivalents outstanding as of June 30, 2017 and 2016 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options	5,313,821	3,445,537	5,313,821	3,445,537
Restricted stock units	30,400	—	30,400	—
Employee stock purchase plan	8,697	7,192	8,697	7,192
Restricted stock awards	—	11,236	—	11,236
	5,352,918	3,463,965	5,352,918	3,463,965

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report, and the audited financial information and the notes thereto.

We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

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

Our lead product candidate, SAGE-547, (brexanolone, USAN), is a proprietary intravenous, or IV, formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors, including both synaptic and extrasynaptic populations. We have recently completed enrollment of our Phase 3 clinical trial of brexanolone in super-refractory status epilepticus, or SRSE.  We have two ongoing Phase 3 clinical trials of brexanolone in the treatment of postpartum depression, or PPD.

Our Phase 3 clinical trial in SRSE, known as the STATUS Trial, is evaluating brexanolone as a potential adjunctive therapy in the treatment of SRSE.  SRSE is a rare and life-altering condition in which a patient experiences a state of continuous seizure called status epilepticus, or SE, that continues or recurs despite standard treatment regimens normally sufficient to stop the seizure activity.  We have completed enrollment in the STATUS trial, and expect to report top-line results in the third quarter of 2017 after completion of data analysis.  If successful, we believe the results from this Phase 3 clinical trial, together with other data from the brexanolone development program will be sufficient to form the basis of a New Drug Application, or NDA, submission to the U.S. Food and Drug Administration, or FDA, seeking approval for brexanolone in SRSE in the U.S. Based on scientific advice we received in the fourth quarter of 2016 from the European Medicines Agency, or EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support submission of a marketing authorization application, or MAA, to the EMA seeking approval of brexanolone for SRSE in the European Union, or EU.

Our Phase 3 clinical program in PPD is evaluating brexanolone as a potential treatment for PPD.  PPD is a distinct and readily identified depressive disorder that is a biological complication of childbirth, affecting a subset of women typically commencing in the third trimester of pregnancy or within four weeks after giving birth.  We anticipate announcing top-line data from the Phase 3 clinical program, known as the Hummingbird Study, encompassing two placebo-controlled trials, in the second half of 2017.  We have received Breakthrough Therapy designation from the FDA for brexanolone as a potential treatment for PPD. Based on input we received from the FDA during a Breakthrough Therapy meeting, we believe that, if successful, the results of the Phase 3 clinical program, together with the results of prior clinical studies of brexanolone in PPD, and ongoing non-clinical studies, will be sufficient to support the submission of an NDA to the FDA seeking approval for brexanolone in PPD in the U.S.   We have also received PRIority MEdicines (PRIME) designation from the EMA for brexanolone in the treatment of PPD in the EU.  Incorporating scientific advice we recently received from the EMA, we believe our current Phase 3 clinical program in PPD, if successful, will be sufficient to support submission of an MAA to the EMA seeking approval of brexanolone for PPD in the EU.  We anticipate that the outcome of the ongoing Phase 3 clinical trials in PPD, if supportive of an MAA filing, will inform any future regulatory discussions and potential post-marketing clinical development obligations.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently conducting Phase 2 clinical trials of SAGE-217 in two mood disorders, major depressive disorder, or MDD, and PPD, and in two movement disorders, Parkinson’s disease and essential tremor.  In February 2017, we announced top-line results from the open-label, proof-of-concept portion (Part A) of our Phase 2 clinical trial of SAGE-217 in MDD, which met our criteria for advancing SAGE-217 into the blinded, placebo-controlled portion (Part B) of the Phase 2 clinical trial.  We initiated dosing of Part B of the MDD Phase 2 clinical trial in April of 2017, and expect to report top-line results from this trial in the second half of 2017.  In May 2017, we reported top-line results from a small open-label Phase 2 clinical trial exploring the safety, tolerability, pharmacokinetics and activity of SAGE-217 in 12 Parkinson’s disease patients with moderate severity disease who were on stable doses of the anti-parkinsonian agent, levodopa/carbidopa.  Based on the results of this clinical trial, we have initiated an additional open-label (Part B) clinical trial evaluating SAGE-217 as an adjunctive treatment to anti-Parkinsonian agents in tremor-predominant patients, and intend to further evaluate non-motor symptoms of Parkinson’s disease, including depression, anxiety, cognition and sleep. We expect to report top-line results from the open-label Part B clinical trial of SAGE-217 in Parkinson’s disease in the second half of 2017.  We also anticipate reporting top-line results from the blinded, placebo-controlled Phase 2 clinical trials of SAGE-217 in essential tremor and PPD in the second half of 2017.

We have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689, which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 is expected to be cerebrosterol deficit disorders, Anti-NMDA Receptor Encephalitis, and other indications involving NMDA receptor hypofunction. We believe measuring levels of anti-NMDA receptor antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent a biomarker to identify, for future study, broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We commenced the Phase 1 clinical program for SAGE-718 in the second quarter of 2017.  We expect to report top-line results from a Phase 1 single ascending dose (SAD) trial of SAGE-718 in healthy volunteers in the second half of 2017.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders, among others. We believe that we will have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology, and to select for development product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $447.3 million as of June 30, 2017. Our net losses were $127.0 million for the six months ended June 30, 2017 and $159.0 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•

complete the ongoing Phase 3 clinical trials for brexanolone in SRSE and PPD, as well as additional clinical trials and non-clinical studies of brexanolone required for regulatory approval in SRSE and PPD;

•

complete the ongoing and currently planned Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease, and PPD, and advance SAGE-217 further in development depending on the outcome of the ongoing trials;

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including completing the ongoing Phase 1 clinical program;
•	continue non-clinical studies of SAGE-324 with a focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•

advance regulatory activities focused on potential filings of NDAs for brexanolone in SRSE and in PPD in the U.S., if the results of our Phase 3 clinical trials are positive, and future potential regulatory filings in the EU, and seek regulatory approvals for any other product candidates that successfully complete clinical development;

•	continue preparations for a potential future commercial launch of brexanolone, if our development efforts are successful;
•

complete validation work and other supply chain activities related to brexanolone to be ready for commercial supply if our development efforts are successful, and continue to improve the manufacturing process for our other product candidates and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and future commercialization efforts and potential expansion of EU activities, and incur increases in stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the second quarter of 2018. See “—Liquidity and Capital Resources”.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;
•	expenses associated with manufacturing materials for use in clinical trials, developing external manufacturing capabilities and validating our manufacturing processes;
•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses;
•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and
•	payments made under our third-party license agreements.

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue or initiate clinical trials and non-clinical studies for certain product candidates, pursue later stages of clinical development of our product candidates and continue our earlier stage exploratory efforts.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, consisting of salaries, benefits, stock-based compensation and travel expenses of our executive, finance, business, commercial, corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to evaluation, planning and preparation for a potential commercial launch; facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$55,900	$26,096	$29,804
General and administrative	14,954	8,910	6,044
Total operating expenses	$70,854	$35,006	$35,848
Loss from operations	(70,854)	(35,006)	(35,848)
Interest income, net	672	266	406
Other expense, net	(20)	(7)	(13)
Net loss	$(70,202)	$(34,747)	$(35,455)

Research and development expenses

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
SAGE-547 (brexanolone)	$22,242	$12,007	$10,235
SAGE-217	12,163	3,896	8,267
SAGE-718	1,505	1,555	(50)
Other research and development programs	3,483	2,262	1,221
Unallocated expenses	16,507	6,376	10,131
Total research and development expenses	$55,900	$26,096	$29,804

Research and development expenses for the three months ended June 30, 2017 were $55.9 million, compared to $26.1 million for the three months ended June 30, 2016. The increase of $29.8 million was primarily due to the following:

•

an increase of $10.2 million in expenses related to our brexanolone program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trials in SRSE and PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and control, or CMC, work in preparation for a potential filing for regulatory approval. No expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were incurred in the three months ended June 30, 2017 or 2016;

•

an increase of $8.3 million in expenses related to conduct of our Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease and PPD, and production of clinical supply to support these clinical trials;

•

an increase of $1.2 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $10.1 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $3.2 million of non-cash stock-based compensation.

General and administrative expenses

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel-related	$8,073	$4,815	$3,258
Professional fees	2,928	1,663	1,265
Commercial planning	2,525	1,219	1,306
Other	1,428	1,213	215
Total general and administrative expenses	$14,954	$8,910	$6,044

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $15.0 million and $8.9 million, respectively.  The increase of $6.0 million was primarily due to the following:

•

an increase of $3.3 million in personnel-related costs in connection with the hiring of additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities;

•	an increase of $1.3 million in professional fees associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;
•	an increase of $1.3 million in costs related to preparations for a potential commercial launch, if our development efforts are successful; and
•

an increase of $0.2 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended June 30, 2017 and 2016 were $0.7 million and $0.3 million, respectively.  The primary reason for the increase was that we owned marketable securities for the entirety of the three months ended June 30, 2017, but only for a portion of the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$101,100	$49,677	$51,423
General and administrative	27,234	16,044	11,190
Total operating expenses	128,334	65,721	62,613
Loss from operations	(128,334)	(65,721)	(62,613)
Interest income, net	1,379	442	937
Other income, net	(24)	(11)	(13)
Net loss	$(126,979)	$(65,290)	$(61,689)

Research and development expenses

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
		(in thousands)
SAGE-547 (brexanolone)	$42,167	$22,386	$19,781
SAGE-217	21,130	9,002	12,128
SAGE-718	2,811	2,602	209
Other research and development programs	6,161	4,068	2,093
Unallocated expenses	28,831	11,619	17,212
Total research and development expenses	$101,100	$49,677	$51,423

Research and development expenses for the six months ended June 30, 2017 were $101.1 million, compared to $49.7 million for the six months ended June 30, 2016. The increase of $51.4 million was primarily due to the following:

•

an increase of $19.8 million in expenses related to our brexanolone program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trials in SRSE and PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and control, or CMC, work in preparation for a potential filing for regulatory approval. No expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were incurred in the six months ended June 30, 2017 or 2016;

•

an increase of $12.1 million in expenses related to conduct of our Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease and PPD, and production of clinical supply to support these clinical trials;

•

an increase of $0.2 million in expenses related to our SAGE-718 program due to the completion of IND-enabling non-clinical development and CMC activities in preparation for the IND filing, and expenses related to preparations for commencement of the Phase 1 clinical program;

•

an increase of $2.1 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $17.2 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $5.2 million of non-cash stock-based compensation.

General and administrative expenses

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
		(in thousands)
Personnel-related	$14,284	$9,002	$5,282
Professional fees	5,261	3,235	2,026
Commercial planning	4,910	1,727	3,183
Other	2,779	2,080	699
Total general and administrative expenses	$27,234	$16,044	$11,190

General and administrative expenses for the six months ended June 30, 2017 and 2016 were $27.2 million and $16.0 million, respectively.  The increase of $11.2 million was primarily due to the following:

•

an increase of $5.3 million in personnel-related costs in connection with the hiring of additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities;

•	an increase of $2.0 million in professional fees associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;
•	an increase of $3.2 million in costs related to preparations for a potential commercial launch; and
•

an increase of $0.7 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the six months ended June 30, 2017 and 2016 were $1.4 million and $0.4 million, respectively.  The primary reason for the increase was that we owned marketable securities for the entirety of the six months ended June 30, 2017, but only for a portion of the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of June 30, 2017, we had an accumulated deficit of $447.3 million. From our inception through June 30, 2017, we received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our IPO in July 2014 and follow-on offerings in April 2015, January 2016 and September 2016.

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

As of June 30, 2017, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $285.9 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(114,286)	$(54,106)
Investing activities	75,908	(84,357)
Financing activities	3,311	140,713
Net increase (decrease) in cash and cash equivalents	$(35,067)	$2,250

Operating activities

Cash used in operating activities for the six months ended June 30, 2017 was $114.3 million as compared to $54.1 million for the six months ended June 30, 2016. The increase of $60.2 million was primarily due to the following:

•

An increase of $61.7 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead programs in development along with increased headcount in related functions, and increased general and administrative expenses due to increased headcount to support our operations; and

•	An increase of $6.3 million in cash used by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2017, net cash provided by investing activities was $75.9 million and during the six months ended June 30, 2016, net cash used by investing activities was $84.4 million.  During the six months ended June 30, 2017, we received proceeds of $110.4 million from sales and maturities of marketable securities and used $33.9 million to purchase marketable securities.  During the six months ended June 30, 2016, we used $83.0 million to purchase marketable securities, and sold no marketable securities.

Financing activities

During the six months ended June 30, 2017 and 2016, net cash provided by financing activities was $3.3 million and $140.7 million, respectively. Net cash provided by financing activities in the six months ended June 30, 2017 consisted of $3.3 million of proceeds from stock option exercises and employee stock purchase plan issuances.  Net cash provided by financing activities in the six months ended June 30, 2016 consisted of $140.4 million of net proceeds from a follow-on underwritten public offering of our common stock in January 2016 after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates; continue preparations for potential future commercialization; begin to commercialize any products, if successfully developed and approved; and continue our efforts to identify and develop new product candidates. We also expect to incur additional costs associated with general operations. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. During that time, we expect that our expenses will increase substantially as we:

•

complete the ongoing Phase 3 clinical trials for brexanolone in SRSE and PPD, as well as additional clinical trials and non-clinical studies of brexanolone required for regulatory approval in SRSE and PPD;

•

complete the ongoing and currently planned Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease, and PPD, and advance SAGE-217 further in development depending on the outcome of the ongoing trials;

•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including completing the ongoing Phase 1 clinical program;
•	continue non-clinical studies of SAGE-324 with a focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•

advance regulatory activities focused on potential filings of NDAs for brexanolone in SRSE and in PPD in the U.S., if the results of our Phase 3 clinical trials are positive, and future potential regulatory filings in the EU, and seek regulatory approvals for any other product candidates that successfully complete clinical development;

•	continue preparations for a potential future commercial launch of brexanolone, if our development efforts are successful;
•

complete validation work and other supply chain activities related to brexanolone to be ready for commercial supply if our development efforts are successful, and continue to improve the manufacturing process for our other product candidates and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and future commercialization efforts, and potential expansion of EU activities, and incur increases in stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

Our current operating plan does not contemplate other development activities that we may pursue or that all of our currently planned activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. We may also choose to change or increase our development or other efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our product candidates.

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

•	the rate and degree of market acceptance for our products, if successfully developed and approved, and the availability and level of reimbursement for such products;
•	the number and characteristics of the product candidates we pursue and the nature and scope of our discovery and development programs;
•	the scope and timing of potential expansion of our activities outside the U.S.;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other products and technologies; and
•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses and capital expenditures, based on our current operating plans, only into the second quarter of calendar year 2018, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$28,781	$3,720	$9,075	$8,923	$7,063
Total (1)(2)(3)(4)	$28,781	$3,720	$9,075	$8,923	$7,063

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)

We lease 22,067 square feet of office space in a multi-tenant building located at 215 First Street, Cambridge, Massachusetts under an operating lease that will expire in August 2022. In May 2017, we entered into the Sixth Amendment to the Lease with ARE-MA Region No. 38 (“Sixth Amendment”) under which we increased the amount of square feet of office space we lease in this building by 32,876 square feet, consisting of (i) 8,200 rentable square feet beginning on or around August 15, 2017, and (ii) 24,676 rentable square feet beginning on or around January 1, 2018.  The term for this additional space will expire no later than 84 months after the date on which the Company begins to rent the portion of the lease that is approximately 8,200 square feet.  Additionally, the term of the existing lease will be extended from March 1, 2022 until the expiration date of the Sixth Amendment, which is anticipated to be on or around August 15, 2024.  The increase in future expected payments under the Sixth Amendment will be approximately $15.8 million. In May 2016, we entered into a lease under which, beginning in

September 2016, we rent 19,805 square feet of additional office space, also in Cambridge, Massachusetts, in a separate multi-tenant building.  The lease for the additional space will expire in February 2022. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three and six months ended June 30, 2017, we recorded no research and development expense under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the three and six months ended June 30, 2017, we did not record any expense or make any milestone payments under this consulting agreement.

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

We had cash, cash equivalents and marketable securities of approximately $285.9 million at June 30, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2017.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2017, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operation or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which brexanolone is in Phase 3 clinical development for super-refractory status epilepticus, or SRSE, and postpartum depression, or PPD; SAGE 217 is in Phase 2 clinical development for PPD, essential tremor, Parkinson’s disease and major depressive disorder, or MDD; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete, within the expected time-frames, our non-clinical studies or clinical trials, or to announce results on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547 (brexanolone USAN), is currently in Phase 3 clinical development for the treatment of SRSE and PPD; SAGE-217 is in Phase 2 clinical development for MDD, essential tremor, Parkinson’s disease, and PPD; and other product candidates are at earlier stages.

Drug development involves a high degree of risk.  We may not be able to complete our clinical trials or announce results from our clinical trials on the time-lines we expect. For example, we may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required or where the patient population is small.  These types of delays can lead to delays in completion of a trial and announcement of results.  Similarly, there is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. Changes in formulations of our product candidates may occur such as we have done during the development of both brexanolone and SAGE-217.  Changes in formulation of product candidates could delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

•

the FDA or regulatory authorities outside the U.S. may determine that the number, design, size, conduct, or implementation of our non-clinical studies or clinical trials are inadequate for regulatory approval or that changes in drug formulation used in our non-clinical studies or clinical trials require additional trials or studies, even if the regulatory authorities have previously reviewed and commented on the design and details of our plans;

•	the FDA or regulatory or other government authorities outside the U.S. may require that we conduct additional non-clinical studies and clinical trials prior to approval or post-approval;
•	the FDA or applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of any of our product candidates;
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

Even if we receive marketing approval for our product candidates, regulatory or other governmental authorities may still impose significant restrictions on our products, including restrictions on indicated uses or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, if we are successful in our efforts to obtain approval of brexanolone and other product candidates, we expect that, prior to product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of brexanolone and possibly such other product candidates, taking into account the recommendation of the FDA. The process may delay our ability to market any such product if it is approved. Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Any such setback would have a material adverse effect on our business and prospects.

We cannot be certain that the results of our ongoing Phase 3 clinical trials of brexanolone in SRSE and PPD will be sufficient to support the submission of an NDA or marketing authorization application, or MAA, for this product candidate in SRSE and PPD, and in any event we must obtain additional clinical and non-clinical data before an NDA or MAA may be submitted.

In general, the FDA requires two pivotal trials to support approval of an NDA, but in certain circumstances, will approve an NDA based on only one pivotal trial. The trial design, endpoints and statistical analysis approach for our Phase 3 clinical trial of brexanolone in SRSE are based on an agreement we reached with the FDA under a Special Protocol Assessment.  As a result, if we are successful, we believe the results from the Phase 3 clinical trial, together with other safety and efficacy data from the brexanolone development program, could form the basis of an NDA submission with the FDA for brexanolone in the treatment of SRSE. Based on scientific advice we received from the European Medicines Agency, or EMA, we also believe our current Phase 3 clinical program in SRSE, if successful, will be sufficient to support a MAA submission to the EMA seeking approval of brexanolone for SRSE in the EU.   However, depending upon the outcome of the Phase 3 clinical program and the other development activities under the current program, the FDA or EMA may, despite the earlier input and advice on our study design, require that we conduct additional clinical trials or additional non-clinical studies before we can submit an NDA or MAA for brexanolone in SRSE or in order to gain approval of an NDA or MAA.

Based on input we received from the FDA during a Breakthrough Therapy meeting for brexanolone in PPD, we also believe that, if successful, the results of the Phase 3 clinical program in PPD, together with the results of prior clinical studies and ongoing non-clinical studies, will be sufficient to support the submission of an NDA with the FDA seeking marketing approval for brexanolone in PPD.  We have also received PRIority MEdicines (PRIME) designation from the EMA for brexanolone in the treatment of PPD in the EU.  Incorporating scientific advice we recently received from the EMA, we believe our current Phase 3 clinical program in PPD, if successful, will be sufficient to support submission of a MAA to the EMA seeking approval of brexanolone for PPD in the EU.  We anticipate that the outcome of the ongoing Phase 3 clinical trials in PPD, if supportive of an MAA filing, will inform any future regulatory discussions and potential post-marketing clinical development obligations.  In either case, depending on the outcome of the Phase 3 clinical trials in PPD and the other development activities under the current program, the FDA or EMA may require that we conduct additional clinical trials or non-clinical studies before we can submit an NDA or MAA for brexanolone in PPD or in order to gain approval of the NDA or MAA in PPD, despite the input we received at the Breakthrough Designation meeting with the FDA or scientific advice from the EMA and despite our current expectations.

In any case, we will need to complete certain other clinical and non-clinical studies prior to submitting applications for regulatory approval.  If the results of these additional clinical and non-clinical studies are delayed or yield unanticipated results, it may delay or prevent the submission or approval of regulatory applications for brexanolone for both SRSE and PPD.

Even if the results of our clinical trials are sufficient for us to file an NDA or MAA with respect to brexanolone in SRSE or PPD, we expect to have post-approval obligations which are likely to include additional clinical trials.

A Fast Track designation or Breakthrough Therapy designation by the FDA or PRIME designation by the EMA may not actually lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for our investigational new drug application, or IND, for brexanolone in the treatment of SRSE and for SAGE-217 in the treatment of MDD. If a product is intended for the treatment of a serious or life-altering condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for the FDA Fast Track designation. We have also received Breakthrough Therapy designation in the U.S. and PRIME designation in the EU for brexanolone in the treatment of PPD.  In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for our other product candidates as well.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, brexanolone, is currently in Phase 3 development for the treatment of patients with SRSE and PPD. The number of patients suffering from these disorders is small.  We also have Phase 2 clinical programs of our next generation product candidate, SAGE-217 in MDD, essential tremor, PPD, and Parkinson’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we are conducting trials or plan to develop our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of SRSE, PPD, MDD, essential tremor and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature which include estimates within the range that are lower than our estimates. For example, there are estimates in the literature on the prevalence of SRSE, particularly from studies outside the U.S., that are significantly lower than our estimates. We believe that differences in prevalence rates for SRSE among studies in the published literature may be the result of: differences from country-to-country in the prevalence or rate of occurrence of the underlying conditions and disorders that cause SRSE; challenges in making an accurate diagnosis of SRSE, particularly in a patient population with multiple complications; limitations and variations in the diagnosis coding for these conditions; the small size of the populations studied in the literature; and differences and limitations in the analytical plans underlying the various published studies. Similarly, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature or results obtained from certain studies analyzing limited claims databases.  We believe this difference is due to under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with SRSE, PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. If the actual number of patients with SRSE, PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates is lower than our estimates, we may experience difficulty in enrolling patients in our clinical trials, thereby delaying development of our product candidates. A prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. In addition, the intravenous, or IV, infusion mode of administration for brexanolone may further limit the number of PPD patients who will be treated with the product if it is ultimately approved.   If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of brexanolone, SAGE-217, SAGE-718 or any of our other product candidates in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of brexanolone, SAGE-217, SAGE-718 or of any of our other product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the positive results from our Phase 1/2 clinical trial of brexanolone in SRSE and results from earlier emergency use cases, may not be replicated in our Phase 3 clinical trial. Our Phase 3 clinical trial of brexanolone differs in important ways from the Phase 1/2 clinical trial, which could cause the outcome of the Phase 3 clinical trial to differ from the earlier stage clinical trial. The Phase 3 clinical trial of brexanolone is a placebo-controlled trial, while our Phase 1/2 clinical trial was open-label, and in our Phase 3 clinical trial an intent-to-treat statistical analysis, which is a more rigorous statistical analysis, will be employed in evaluating the Phase 3 data. In addition, the formulation of brexanolone we are using in our Phase 3 trial is somewhat different than the formulation used in the Phase 1/2 trial. We do not believe the change in formulation will negatively affect trial results, but we cannot be sure. Similarly, the results from our Phase 2 clinical trials of brexanolone in severe PPD may not be replicated in our ongoing Phase 3 clinical trials of brexanolone in PPD, which involve a greater number of patients and, in one of the trials, includes patients with moderate PPD, or in the Phase 2 clinical trial of SAGE-217 in PPD.   Similarly, results of the open-label proof-of-concept clinical trial of SAGE-217 in MDD using the oral solution form may not be replicated in the ongoing Part B placebo-controlled trial of SAGE-217 using the capsule form or in later clinical trials and proof-of-concept data generated with brexanolone in essential tremor may not be replicated in the Phase 2 clinical trial of SAGE-217 in essential tremor.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of brexanolone for SRSE or PPD and SAGE-217 or any of our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	the FDA may deny permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;
•	delays in filing or receiving approvals of additional INDs that may be required;
•	negative results from our ongoing non-clinical studies or clinical trials;
•

challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in some cases, due to: the small size of the patient population being studied; the lack of proximity of some patients to trial sites; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; challenges associated with the nature of the clinical trial protocol; the availability of existing treatments for the relevant disease, the requirement for in-patient stays with respect to some of our trials; and competition from other clinical trial programs for similar indications, any of which could delay enrollment of patients in existing or future clinical trials of our product candidates;

•

delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
•	difficulties obtaining Institutional Review Board, or IRB, approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;
•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
•	the occurrence of serious adverse events or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical studies;
•	delays in validating endpoints utilized in a clinical trial;
•

our inability to satisfy the requirements of the FDA to commence clinical trials, including chemistry, manufacturing and control, or CMC, requirements, or other FDA requirements prior to the initiation of a clinical trial;

•

the FDA or applicable regulatory authorities outside the U.S. disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials;

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

Even if we receive marketing approval for our product candidates in the U.S., we may never receive regulatory approval to market our product candidates outside of the U.S. In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries. Even if we are able to successfully develop our product candidates and obtain marketing approval in a country, we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. or any delay or other setback in obtaining such approval would impair our ability to market our product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

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

Even if we receive marketing approval for our product candidates, our approved products may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

The commercial success of our product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our approved products among the medical community, including physicians, patients and healthcare payors, and reimbursement at sufficient levels. Market acceptance of our products, if approved, will depend on a number of factors, including, among others:

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
•

the potential and perceived advantages and limitations of our products, including in the case of brexanolone limitations arising from the IV infusion mode of administration, over current treatment options or alternative treatments, including future alternative treatments;

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

If our product candidates are approved, but do not achieve an adequate level of acceptance by patients, physicians and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients or healthcare costs savings. Our efforts to educate the medical community and third-party payors about the benefits of our products, if approved and to the extent permitted, may require significant resources and may never be successful.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our products, indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies.  For example, if we are successful in our efforts to obtain approval of brexanolone and other product candidates, we expect that, prior to product launch, the DEA will need to determine the controlled substance schedule of brexanolone, and possibly such other product candidates, taking into account the recommendation of the FDA. The process may delay our ability to market any such product if it is approved.  Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with our products, if approved, such as adverse events of unanticipated severity or frequency, or problems with the facility where our products are manufactured, a regulatory agency may impose restrictions on our products, the manufacturer or us, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our product candidates or approved products, or the manufacturing facilities for our product candidates or products, fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Currently, there are no therapies that have been specifically approved for treatment of SRSE. However, many products approved for other indications, including general anesthetics, ketamine and anti-seizure drugs, are used off-label for various stages of status epilepticus therapy, including in the treatment of SRSE. Additionally, though not indicated, acupuncture, hypothermia, and electroconvulsive therapy are sometimes also used prior to withdrawal of care for patients with SRSE.

There are no pharmacological therapies specifically approved for the treatment of PPD.  Current standard of care for PPD commonly consists of psychotherapy, however, patients with moderate or severe PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

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

MDD patients are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs.    A number of companies are developing product candidates intended for the treatment of MDD.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable or unwilling to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization in some or all markets or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense, including potentially increasing our infrastructure and investment outside the U.S. Such efforts may require diversion of a disproportionate amount of our attention away from other day-to-day activities, and require devotion of a substantial amount of our time to managing these expansion activities.  If we elect to increase our expenditures to fund development or commercialization activities on our own that we had planned to develop in collaboration with a third party, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we expect to market, sell and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Ensuring that our future practices and business arrangements comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices and arrangements do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our practices or operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations and materially adversely affect our business and financial condition. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The FDA and other regulatory and enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, if approved, and enforce laws and regulations prohibiting the promotion of off-label uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, in compliance with applicable laws, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Brexanolone will, and our other product candidates may be treated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize brexanolone, and potentially our other product candidates, it is expected that the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. If approved, brexanolone is expected to be, and our other product candidates may be, regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We expect that brexanolone will be, and our other product candidates may be, listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Other Schedule IV compounds include sedative hypnotics such as benzodiazepines.

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

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for our products, if approved, may change in the future and become more challenging due to, among other reasons, policies advanced by the new presidential administration or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement and whether patients will be required to try other therapies prior to being prescribed our product candidate. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

Even though we have obtained orphan drug designation for brexanolone as a treatment for SE, including SRSE in the U.S., there may be limits to the regulatory exclusivity afforded by such designation, and such exclusivity will not apply to any non-orphan indications for which brexanolone may be approved.

Even though we have obtained orphan drug designation for brexanolone for treatment of SE, including SRSE, from the FDA in the U.S., there are limitations to exclusivity afforded by such designation. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug in such indication for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. To obtain approval for a drug that shares the same active moiety as an already approved orphan-designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. For example, we do not have orphan drug designation for brexanolone in PPD.  In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, should they issue; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to formulations and methods of use of brexanolone, and compositions and methods of use of certain other GABAA receptor modulators, including genus and species claims to SAGE-217, SAGE-105, SAGE-324 and SAGE-689 and NMDA receptor modulators, including SAGE-718.

We currently have one issued patent covering the composition of matter of SAGE-217, one issued patent covering the composition of matter of SAGE-689, and one issued patent covering methods of using SAGE-689.  We do not have any other issued patents covering our lead product candidates, brexanolone, SAGE-217, SAGE-718, SAGE 105, or SAGE-324. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for brexanolone only cover particular formulations and particular methods of using such formulations to treat seizure conditions, such as SRSE and to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of brexanolone. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming, and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign to us any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution or another party.

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

Filing patent applications and prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S., assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications.

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

We have entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop brexanolone and SAGE-689 for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical/regulatory milestones and, if approved and marketed, single-digit royalties on brexanolone and SAGE-689. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our brexanolone and SAGE-689 product candidates are formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize brexanolone and SAGE-689 in their current formulations.

In June 2015, we entered into an exclusive license agreement with The Regents of the University of California, or the Regents under which we were granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, we paid an upfront payment and will pay annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. We are obligated to make milestone payments following the achievement of specified regulatory and sales milestones. Following the first sale, if any, of a licensed product, we are obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts.

We are also party to a non-exclusive license with the Regents. Pursuant to this agreement the Regents granted us a non-exclusive, non-transferable license under all personal property rights of the Regents covering the tangible personal property in an IND application package owned by the Regents, or the Data, and a specified quantity of cGMP grade allopregnanolone, or the Material, to (i) use the Data for reference or incorporation in an IND for use of the Material as a treatment of SE, essential tremor and/or postpartum depression and (ii) use the Material or modifications of the Material to develop a pharmaceutical formulation for clinical trials for SE, essential tremor and/or postpartum depression. This agreement requires us to pay milestone payments in connection with the first derived product, which would include brexanolone, that meets the relevant milestones and we must also pay single-digit royalties for each derived product for a period of 15 years following the first commercial sale of such derived product. Termination of our license agreement with the Regents would have a material adverse impact on our ability to develop and commercialize derived products, which would include brexanolone.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the future U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines, to fail to apply prior to expiration of relevant patents or otherwise to fail to satisfy applicable requirements. For example, we may not be granted an extension if the active ingredient of brexanolone, allopregnanolone, is used in another drug company’s product candidate and that product candidate is the first to obtain FDA approval. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

As we plan for a potential commercial launch of our product candidates, if approved, we expect to continue to increase our number of employees and the scope of our operations. To successfully execute our activities, and to manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations cause us to incur significant legal and financial compliance costs, and make some activities more time-consuming and costly.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $235.4 million and $234.3 million, respectively, which begin to expire in 2031. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $4.1 million and $1.6 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2016, we had federal orphan drug tax credit carryforwards of $29.8 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized annually to offset future taxable income.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2017, we had received net proceeds of $643.3 million from such transactions. As of June 30, 2017, our cash, cash equivalents and marketable securities were $285.9 million. We have incurred significant net losses in each year since our inception, including net losses of $127.0 million for the six months ended June 30, 2017 and $159.0 million for the year ended December 31, 2016. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of June 30, 2017, our cash, cash equivalents and marketable securities were $285.9 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into the second quarter of 2018. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through public or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses and capital expenditures, based on our current operating plans, only into the second quarter of calendar year 2018, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

SAGE THERAPEUTICS, INC.

August 3, 2017	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 3, 2017	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*	Sixth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant dated May 8, 2017

10.2*	2014 Employee Stock Purchase Plan

10.3*	Offer letter by and between the Registrant and Michael Cloonan, dated March 21, 2017

10.4*	Severance and Change in Control Agreement between the Registrant and Michael Cloonan, dated March 21, 2017

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+

The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.