Form 10-Q
period 2017-09-30
Sage Therapeutics, Inc.
filed 2017-11-02
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, there were 37,537,655 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

•

our expectations as to the sufficiency of the planned clinical development programs for our product candidates, if successful, to support regulatory approval; our plans with respect to filing for regulatory approval of our product candidates and the timing of filings, if clinical development is successful; and our expectations with respect to the anticipated regulatory review pathway for our product candidates and the potential to obtain regulatory approval and to commercialize any product, if approved;

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

•

the anticipated rate and degree of market acceptance, and expectations regarding the pricing and potential availability and level of reimbursement, of our product candidates in any indication and in any country if approved;

•

our plans for expanding our activities, including outside the U.S., and the potential for future collaborations, partnerships or other types of contractual relationships, if appropriate, for accomplishing our strategic objectives;

•

the level of costs we may incur in connection with our activities, the possible timing and sources of future financings, and our ability to obtain additional financing when needed to fund future operations;

•	the potential for success of competing products that are or become available for the indications that we are pursuing or may pursue in the future;
•	the potential risk of loss of key scientific or management personnel; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$134,916	$168,517
Marketable securities	108,535	228,962
Prepaid expenses and other current assets	4,892	5,100
Total current assets	248,343	402,579
Property and equipment, net	1,893	1,388
Restricted cash	849	564
Total assets	$251,085	$404,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,030	$12,817
Accrued expenses	36,807	22,352
Total current liabilities	49,837	35,169
Other liabilities	1,196	845
Total liabilities	51,033	36,014
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2017 and December 31, 2016; 37,524,984 and 37,222,518 shares issued at September 30, 2017 and December 31, 2016, respectively; 37,524,638 and 37,222,172 shares outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Treasury stock, at cost, 346 shares at September 30, 2017 and December 31, 2016	(17)	(17)
Additional paid-in capital	721,105	688,959
Accumulated deficit	(521,025)	(320,327)
Accumulated other comprehensive loss	(15)	(102)
Total stockholders’ equity	200,052	368,517
Total liabilities and stockholders’ equity	$251,085	$404,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$58,286	$29,075	$159,386	$78,752
General and administrative	16,087	8,989	43,320	25,033
Total operating expenses	74,373	38,064	202,706	103,785
Loss from operations	(74,373)	(38,064)	(202,706)	(103,785)
Interest income, net	677	275	2,056	717
Other expense, net	(23)	(7)	(48)	(18)
Net loss	$(73,719)	$(37,796)	$(200,698)	$(103,086)
Net loss per share—basic and diluted	$(1.97)	$(1.15)	$(5.37)	$(3.20)
Weighted average common shares outstanding—basic and diluted	37,470,912	32,975,897	37,367,802	32,218,204
Comprehensive loss:
Net loss	$(73,719)	$(37,796)	$(200,698)	$(103,086)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	52	(74)	87	(35)
Total other comprehensive gain	52	(74)	87	(35)
Total comprehensive loss	$(73,667)	$(37,870)	$(200,611)	$(103,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(200,698)	$(103,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,289	12,927
Premium on marketable securities	(49)	(663)
Amortization of premium on marketable securities	(57)	87
Depreciation	396	199
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	208	(1,680)
Accounts payable	221	116
Accrued expenses and other liabilities	14,312	7,198
Net cash used in operating activities	(160,378)	(84,902)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	214,436	7,999
Purchases of marketable securities	(93,816)	(118,650)
Purchases of property and equipment	(556)	(901)
Increase in restricted cash	(285)	(525)
Net cash provided by (used in) investing activities	119,779	(112,077)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	6,998	728
Payments of offering costs	—	(599)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	330,175
Net cash provided by financing activities	6,998	330,304
Net increase (decrease) in cash and cash equivalents	(33,601)	133,325
Cash and cash equivalents at beginning of period	168,517	186,753
Cash and cash equivalents at end of period	$134,916	$320,078
Supplemental disclosure of non-cash financing activities
Purchases of property and equipment financed with landlord tenant incentive	$353	$—
Purchases of property and equipment included in accounts payable or accrued expenses	$—	$106

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

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2017, the Company had an accumulated deficit of $521.0 million. From its inception through September 30, 2017, the Company received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the proceeds from its initial public offering (“IPO”) in July 2014 and follow-on underwritten public offerings in April 2015, January 2016 and September 2016. Until such time, if ever, as the Company can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $243.5 million as of September 30, 2017 will be sufficient to fund its anticipated level of operations and capital expenditures into the second quarter of 2018.

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

The Company anticipates that its current capital resources will enable it to meet its anticipated operational expenses and capital expenditures into the second quarter of calendar year 2018. As of September 30, 2017, management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40.  Management has determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements. As of September 30, 2017, the Company had an accumulated deficit of $521.0 million and cash, cash equivalents and short-term investments on hand of $243.5 million. The Company is currently forecasting a significant increase in expenditures to support a potential filing of a New Drug Application, or NDA, for brexanolone in postpartum depression, or PPD, in the U.S. and future potential regulatory filings in the European Union, or EU, if the results of the Phase 3 clinical trials in PPD are positive and support such filings, continued preparations for a potential future commercial launch of brexanolone, if successfully developed and approved, and spending on other clinical programs in development. The Company’s current financial resources would not be sufficient to fund the Company’s currently forecasted operating plan for a one year period from the issuance of these condensed consolidated financial statements.  The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures.

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

If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or reduce spending and hiring in connection with the Company’s commercialization efforts. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next 12 months as defined by ASC 205-40.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, its results of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations. Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price for the duration of the expected term. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of its options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  No declines in value were deemed to be other than temporary during the three and nine months ended September 30, 2017.

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

The Company’s cash equivalents and marketable securities at September 30, 2017 and December 31, 2016 were carried at fair value, determined according to the fair value hierarchy.

The carrying amounts reflected in the unaudited consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2017 and December 31, 2016, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The standard is effective for annual periods that began after December 15, 2016 and for interim periods within those fiscal years. The Company adopted ASU 2016-09 on the required effective date of January 1, 2017. The Company elected to maintain its existing policy to estimate forfeitures when determining periodic stock-based compensation expense. The adoption of the other provisions of ASU 2016-09 had no impact on the Company’s financial position, results of operations or cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, which applies to entities that change the terms or conditions of a share-based payment award. The amendments in this standard include guidance on determining whether changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, and if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, then the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

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

The following tables summarize the Company’s money market funds and marketable securities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$134,916	$134,916	$—	$—
Total cash equivalents	134,916	134,916	—	—
Marketable securities:
U.S. government securities	37,992	—	37,992	—
U.S. corporate bonds	16,317	—	16,317	—
U.S. commercial paper	24,710	—	24,710	—
International commercial paper	29,516	—	29,516	—
Total marketable securities	108,535	—	108,535	—
Total cash equivalents and marketable securities	$243,451	$134,916	$108,535	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$168,517	$168,517	$—	$—
Total cash equivalents	168,517	168,517	—	—
Marketable securities:
U.S. government securities	100,031	—	100,031	—
U.S. corporate bonds	58,452	—	58,452	—
International corporate bonds	24,190	—	24,190	—
U.S. commercial paper	30,351	—	30,351	—
International commercial paper	15,938	—	15,938	—
Total marketable securities	228,962	—	228,962	—
Total cash equivalents and marketable securities	$397,479	$168,517	$228,962	$—

During the nine months ended September 30, 2017 and 2016, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$38,003	$—	$(11)	$37,992
U.S. corporate bonds	16,321	1	(5)	16,317
U.S. commercial paper	24,710	—	—	24,710
International commercial paper	29,516	—	—	29,516
	$108,550	$1	$(16)	$108,535

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$100,055	$2	$(26)	$100,031
U.S. corporate bonds	58,508	—	(56)	58,452
International corporate bonds	24,212	—	(22)	24,190
U.S. commercial paper	30,351	—	—	30,351
International commercial paper	15,938	—	—	15,938
	$229,064	$2	$(104)	$228,962

As of September 30, 2017, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Development costs	$27,326	$14,541
Employee-related expenses	6,299	5,948
Professional services	3,179	1,751
Other accrued expenses	3	112
	$36,807	$22,352

5. Commitments and contingencies

Operating Leases

In May 2017, the Company entered into the Sixth Amendment to the Lease with ARE-MA Region No. 38 (“Sixth Amendment”) to increase the amount of square feet of office space that the Company leases in a multi-tenant building located at 215 First Street, Cambridge, Massachusetts.  Prior to entering the Sixth Amendment, the Company rented 22,067 square feet of office space in this building under an operating lease that was scheduled to expire in February 2022. The Sixth Amendment increases the amount of leased space at this location by 32,876 square feet, with the additional space consisting of (i) 8,200 square feet beginning on August 15, 2017, and (ii) 24,676 square feet beginning on or around January 1, 2018.  The term for this additional space will expire no later than August 15, 2024.  Additionally, the term of the existing lease has been extended from March 1, 2022 until the expiration date of the Sixth Amendment on August 15, 2024.

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

Future minimum lease payments under non-cancelable operating leases are as follows at September 30, 2017:

Years Ending December 31,	(in thousands)
2017	$782
2018	4,444
2019	4,537
2020	4,632
2021	4,728
Thereafter	8,935
$28,058

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating the Company’s compounds known as brexanolone (SAGE-547) and SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid to CyDex $0.1 million, which was recorded as research and development expense for the year ended December 31, 2015 in connection with the execution of the amended and restated license agreement.

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

For the three and nine months ended September 30, 2017, the Company did not record any expense or make any milestone payments under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California under which the Company was granted a non-exclusive license to certain clinical data and clinical material for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. As of December 31, 2015, the Company paid to The Regents of the University of California clinical development milestones of $0.1 million and will be required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

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

For the year ended December 31, 2016 and for the three and nine months ended September 30, 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

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

For the year ended December 31, 2016 and the three and nine months ended September 30, 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

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

7. Stock-Based Compensation

Restricted Stock Units

During the nine months ended September 30, 2017, the Company granted 32,500 restricted stock units to employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  During the three and nine months ended September 30, 2017, the Company recorded $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to its restricted stock units. These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant, which will be in February 2018 and February 2019, respectively.

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

As of September 30, 2017, under the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”) and the 2016 Stock Option Plan, an aggregate of 8,094,060 shares were reserved and 2,125,783 shares were available for future issuance.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each year, of up to 4% of the Company’s issued and outstanding shares of common stock on the last day of the prior year. On January 1, 2017, 1,488,886 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2016, were added to the 2014 Stock Option Plan.

During the nine months ended September 30, 2017 and 2016, the Company granted 449,208 and 74,039 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates.

During the nine months ended September 30, 2017 and 2016, the achievement of the remaining milestones that are the criteria for vesting of performance-based stock options was considered not probable, nor met, and therefore no expense has been recognized related to these awards for the nine months ended September 30, 2017 and 2016.

Stock-based compensation expense for stock options and restricted stock units recognized during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$5,399	$2,530	$14,239	$6,179
General and administrative	4,332	2,218	11,050	6,748
	$9,731	$4,748	$25,289	$12,927

The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the nine months ended September 30, 2017 and 2016 was $40.43 and $23.32, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,231,807	$29.99	8.24	$92,843
Granted	2,169,250	58.33
Exercised	(286,748)	22.20
Forfeited	(176,132)	42.57
Outstanding as of September 30, 2017	5,938,177	$40.35	8.19	$140,390
Exercisable as of September 30, 2017	2,301,343	$25.30	7.10	$85,819

At September 30, 2017, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $90.2 million, which is expected to be recognized over the remaining weighted average vesting period of 2.68 years. The total fair value of options vested for the nine months ended September 30, 2017 and 2016 was $18.0 million and $14.9 million, respectively.

At September 30, 2017, 678,252 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $13.7 million.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(73,719)	$(37,796)	$(200,698)	$(103,086)
Denominator:
Weighted average common stock outstanding—basic	37,470,912	32,975,897	37,367,802	32,218,204
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding—diluted	37,470,912	32,975,897	37,367,802	32,218,204
Net loss per share—basic and diluted	$(1.97)	$(1.15)	$(5.37)	$(3.20)

The following common stock equivalents outstanding as of September 30, 2017 and 2016 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options	5,259,925	3,631,465	5,259,925	3,631,465
Restricted stock units	30,100	—	30,100	—
Employee stock purchase plan	6,500	4,368	6,500	4,368
Restricted stock awards	—	2,313	—	2,313
	5,296,525	3,638,146	5,296,525	3,638,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any forward-looking statements to reflect any change in our expectations or in events, conditions or circumstances under which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our lead product candidate, brexanolone (USAN) for intravenous, or IV, use, is a proprietary formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors, including both synaptic and extrasynaptic populations. We are currently developing brexanolone as a potential treatment for postpartum depression, or PPD.  PPD is a distinct and readily identified depressive disorder that is a biological complication of childbirth, affecting a subset of women typically commencing in the third trimester of pregnancy or within four weeks after giving birth.  We anticipate announcing top-line data from the Phase 3 clinical program, known as the Hummingbird Study, in the fourth quarter of 2017.  The Hummingbird Study is comprised of two placebo-controlled Phase 3 clinical trials of brexanolone, one in severe PPD and one in moderate PPD.  We have received Breakthrough Therapy designation from the U.S. Food and Drug Administration, or FDA, for brexanolone as a potential treatment for PPD. Based on input we received from the FDA during a Breakthrough Therapy meeting, we believe that, if successful, the results of the Phase 3 clinical program, together with the results of prior clinical studies of brexanolone in PPD and non-clinical studies, will be sufficient to support the submission of a New Drug Application, or NDA, to the FDA seeking approval for brexanolone in PPD in the U.S.   We have also received PRIority MEdicines (PRIME) designation from the European Medicines Agency, or EMA, for brexanolone in the treatment of PPD in the EU.  Incorporating scientific advice we recently received from the EMA, we believe our current Phase 3 clinical program in PPD, if successful, will be sufficient to support submission of a marketing authorization application, or MAA, to the EMA seeking approval of brexanolone for PPD in the EU.  We anticipate that the outcome of the ongoing Phase 3 clinical trials in PPD, if supportive of an MAA filing, will inform any future regulatory discussions and potential post-marketing clinical development obligations.

In the third quarter of 2017, we announced results of a Phase 3 clinical trial of brexanolone in super-refractory status epilepticus, or SRSE.  The trial did not meet the primary endpoint of the trial comparing success in weaning of third-line agents and resolution of status epilepticus in SRSE patients treated with brexanolone vs. placebo when added to standard-of-care.  We do not currently plan to pursue brexanolone as a treatment for SRSE.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently developing SAGE-217 as a potential treatment for two mood disorders, major depressive disorder, or MDD, and PPD, and two movement disorders, Parkinson’s disease and essential tremor.

We have completed dosing in our first blinded, placebo-controlled Phase 2 clinical trial of SAGE-217 in MDD, and expect to report top-line results from this trial in the fourth quarter of 2017.

In November 2017, we reported results from an open-label exploratory Phase 2 clinical trial evaluating SAGE-217 as an adjunctive treatment to anti-Parkinsonian agents in 14 patients with tremor-predominant Parkinson’s disease.  In the clinical trial, SAGE-217 improved tremor symptoms, as assessed by the MDS-UPDRS - Part II/III tremor score, by a mean change of 7.7 points (40.0%) by Day 8 from a mean baseline of 19.1 points, which was the primary efficacy endpoint in the trial.  The most common adverse events observed in the trial were dizziness, sedation and somnolence, each occurring in two patients. We believe the results of this open-label Phase 2 trial will provide guidance on methodology, dosing, and design for potential future placebo-controlled Phase 2 clinical trial in Parkinson’s disease.

We are currently conducting Part C of an exploratory Phase 2 clinical trial of SAGE-217 in essential tremor.  Part C, an open-label trial, was initiated in conjunction with changes in study design to enable us to study higher doses and longer duration of dosing.  As a result of the changes, enrollment in Parts A and B was discontinued prior to completion. In November 2017, we announced results of Part A of the Phase 2 trial generated prior to discontinuation of enrollment.  Part A was an open-label trial with morning dosing of SAGE-217 for 7 days, enrolling 16 patients diagnosed with essential tremor, defined as visible and persistent bilateral postural tremor and kinetic tremor, involving hands and forearms, with a duration greater than five years prior to screening. In Part A, SAGE-217 improved tremor symptoms, as assessed by the TETRAS upper limb combined kinetic score, by at least 30% on Day 7 in 8/12 patients (67%) who received SAGE-217 oral capsule in the study for the entire 7 days, which was the pre-established success criteria for moving to the next part of the study.  Administration of SAGE-217 in the morning was generally well-tolerated. The most common adverse events were somnolence, dizziness, and sedation. There were no serious adverse events reported in the 14 patients receiving SAGE-217 oral capsule. There was one serious adverse event reported as confusion in one of the two patients who received SAGE-217 oral solution.  Part B was discontinued prior to enrollment of a sufficient number of patients to generate meaningful data.  We anticipate reporting top-line results from Part C of the Phase 2 clinical trial of SAGE-217 in essential tremor in the fourth quarter of 2017.

We also anticipate completing enrollment of a blinded, placebo-controlled Phase 2 clinical trial of SAGE-217 in PPD in the fourth quarter of 2017, and expect to report top-line results from this trial in the first quarter of 2018.

We have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689, which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 is expected to be cerebrosterol deficit disorders, Anti-NMDA Receptor Encephalitis, and other indications involving NMDA receptor hypofunction. We believe measuring levels of anti-NMDA receptor antibodies or decreased levels of cerebrosterol, a naturally occurring oxysterol, may represent a biomarker to identify, for future study, broader patient populations characterized by cognitive dysfunction and neuropsychiatric symptoms resulting from NMDA receptor dysfunction or hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We commenced the Phase 1 clinical program for SAGE-718 in the second quarter of 2017.  In November 2017, we reported results from a Phase 1 single ascending dose (SAD) trial of SAGE-718 in healthy volunteers. The primary objectives of the study were to assess the safety, tolerability, and pharmacokinetics of SAGE-718.  In the single ascending dose trial, SAGE-718 was administered as an oral solution in four double-blind placebo-controlled cohorts (randomized 6:2) enrolling a total of 32 healthy volunteers.  SAGE-718 was well-tolerated in the trial with no serious adverse events reported.  The pharmacokinetics of SAGE-718 observed in the trial were highly predictable with low variability.  Based on these results, we plan to initiate a Phase 1 multiple ascending dose trial along with further dose finding studies subject to further regulatory agreement on proceeding with additional dose levels. We are also investigating the effects of SAGE-718 on pharmacodynamic biomarkers.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, epilepsy, and movement disorders, among others. We believe that we will have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology, and to select for development product candidates that may have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $521.0 million as of September 30, 2017. Our net losses were $200.7 million for the nine months ended September 30, 2017 and $159.0 million for the year ended December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•

advance regulatory activities focused on potential filing of an NDA for brexanolone in PPD in the U.S., and a future potential regulatory filing in the EU, if the results of our Phase 3 clinical trials in PPD are positive and support such filings;

•

initiate an open-label follow-on study of brexanolone in adult women with PPD and a placebo-controlled clinical trial of brexanolone in adolescent females with PPD, if the results of the Phase 3 clinical trials of brexanolone in PPD are positive;

•	advance SAGE-217 further in development, potentially in one or more of MDD, essential tremor, Parkinson’s disease, and PPD, depending on the outcome of the ongoing trials and strategic assessments;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•	continue non-clinical studies of SAGE-324 with a potential focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	continue preparations for a potential future commercial launch of brexanolone, if our development efforts are successful;
•

complete validation work and other supply chain activities related to brexanolone to be ready for commercial supply if our development efforts are successful; refine and scale-up the manufacturing process for SAGE-217 to be ready for late stage clinical trials if we are able to proceed to that stage; improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

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

As a result, we will need additional financing in the future to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity or debt financings or other sources, which may include collaborations with third parties. We may never successfully complete development of any of our product candidates; obtain adequate patent protection or other exclusivity for our product candidates; obtain necessary regulatory approval for our product candidates; or achieve commercial viability for any approved product. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into the second quarter of 2018. See “—Liquidity and Capital Resources”.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$58,286	$29,075	$29,211
General and administrative	16,087	8,989	7,098
Total operating expenses	74,373	38,064	36,309
Loss from operations	(74,373)	(38,064)	(36,309)
Interest income, net	677	275	402
Other expense, net	(23)	(7)	(16)
Net loss	$(73,719)	$(37,796)	$(35,923)

Research and development expenses

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
SAGE-547 (brexanolone)	$23,653	$13,557	$10,096
SAGE-217	13,460	3,304	10,156
SAGE-718	1,216	2,114	(898)
Other research and development programs	2,769	2,412	357
Unallocated expenses	17,188	7,688	9,500
Total research and development expenses	$58,286	$29,075	$29,211

Research and development expenses for the three months ended September 30, 2017 were $58.3 million, compared to $29.1 million for the three months ended September 30, 2016. The increase of $29.2 million was primarily due to the following:

•

an increase of $10.1 million in expenses related to our brexanolone program, due to the continued advancement of the program in clinical development, including completion of the Phase 3 clinical trials in SRSE and continued conduct of the Phase 3 trials in PPD; conduct of supporting clinical pharmacology studies; an increase in chemistry, manufacturing and control, or CMC, work in preparation for a potential filing for regulatory approval; and an estimate of future remaining costs for the close-out of the Phase 3 clinical trial in SRSE. No expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were incurred in the three months ended September 30, 2017 or 2016;

•

an increase of $10.2 million in expenses related to conduct of our Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease and PPD, and production of clinical supply to support these clinical trials;

•	a decrease of $0.9 million in expenses related to conduct of our Phase 1 clinical trial of SAGE-718 due to the timing of certain activities;
•

an increase of $0.4 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $9.5 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $2.9 million of non-cash stock-based compensation.

General and administrative expenses

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel-related	$8,384	$4,770	$3,614
Professional fees	3,286	1,858	1,428
Commercial planning	2,829	1,190	1,639
Other	1,588	1,171	417
Total general and administrative expenses	$16,087	$8,989	$7,098

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $16.1 million and $9.0 million, respectively.  The increase of $7.1 million was primarily due to the following:

•

an increase of $3.6 million in personnel-related costs in connection with the hiring of additional full-time employees to support operations, finance, human resources, legal and commercial planning activities;

•	an increase of $1.4 million in professional fees associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;
•	an increase of $1.6 million in costs related to preparations for a potential commercial launch, if our development efforts are successful; and
•

an increase of $0.4 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended September 30, 2017 and 2016 were $0.7 million and $0.3 million, respectively.  The primary reason for the increase was that we had a larger balance of marketable securities at the beginning of the third quarter of 2016 than at the beginning of the third quarter of 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$159,386	$78,752	$80,634
General and administrative	43,320	25,033	18,287
Total operating expenses	202,706	103,785	98,921
Loss from operations	(202,706)	(103,785)	(98,921)
Interest income, net	2,056	717	1,339
Other income, net	(48)	(18)	(30)
Net loss	$(200,698)	$(103,086)	$(97,612)

Research and development expenses

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
		(in thousands)
SAGE-547 (brexanolone)	$65,819	$35,943	$29,876
SAGE-217	34,590	12,306	22,284
SAGE-718	4,027	4,716	(689)
Other research and development programs	8,931	6,479	2,452
Unallocated expenses	46,019	19,308	26,711
Total research and development expenses	$159,386	$78,752	$80,634

Research and development expenses for the nine months ended September 30, 2017 were $159.4 million, compared to $78.8 million for the nine months ended September 30, 2016. The increase of $80.6 million was primarily due to the following:

•

an increase of $29.9 million in expenses related to our brexanolone program, due to the advancement of the program in clinical development, including continued conduct and completion of the Phase 3 clinical trials in SRSE and continued conduct of the Phase 3 trials in PPD; conduct of supporting clinical pharmacology studies; an increase in CMC work in preparation for a potential filing for regulatory approval; and an estimate of future remaining costs for the close-out of the Phase 3 clinical trial in SRSE. No expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were incurred in the nine months ended September 30, 2017 or 2016;

•

an increase of $22.3 million in expenses related to conduct of our Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease and PPD, and production of clinical supply to support these clinical trials;

•	a decrease of $0.7 million in expenses related to our SAGE-718 program due to the timing of certain activities;
•

an increase of $2.5 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $26.7 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $8.1 million of non-cash stock-based compensation.

General and administrative expenses

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
		(in thousands)
Personnel-related	$22,667	$13,772	$8,895
Professional fees	8,547	5,093	3,454
Commercial planning	7,739	2,917	4,822
Other	4,367	3,251	1,116
Total general and administrative expenses	$43,320	$25,033	$18,287

General and administrative expenses for the nine months ended September 30, 2017 and 2016 were $43.3 million and $25.0 million, respectively.  The increase of $18.3 million was primarily due to the following:

•

an increase of $8.9 million in personnel-related costs in connection with the hiring of additional full-time employees to support operations, finance, human resources, legal and early commercial planning activities;

•	an increase of $3.5 million in professional fees associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;
•	an increase of $4.8 million in costs related to preparations for a potential commercial launch; and
•

an increase of $1.1 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest Income, net and Other expense, net

Interest income, net, and other expense, net, for the nine months ended September 30, 2017 and 2016 were $2.0 million and $0.7 million, respectively.  The primary reason for the increase was that we owned marketable securities for the entirety of the nine months ended September 30, 2017, but only for a portion of the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of September 30, 2017, we had an accumulated deficit of $521.0 million. From our inception through September 30, 2017, we received net proceeds of $643.3 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our IPO in July 2014 and follow-on offerings in April 2015, January 2016 and September 2016.

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

As of September 30, 2017, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $243.5 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(160,378)	$(84,902)
Investing activities	119,779	(112,077)
Financing activities	6,998	330,304
Net increase (decrease) in cash and cash equivalents	$(33,601)	$133,325

Operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $160.4 million as compared to $84.9 million for the nine months ended September 30, 2016. The increase of $75.5 million was primarily due to the following:

•

An increase of $97.6 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead development programs along with increased headcount in related functions, and increased general and administrative expenses due to increased headcount and other costs to support our expanding operations; and

•	An increase of $9.1 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2017, net cash provided by investing activities was $119.8 million and during the nine months ended September 30, 2016, net cash used by investing activities was $112.1 million.  During the nine months ended September 30, 2017, we received proceeds of $214.4 million from sales and maturities of marketable securities and used $93.8 million to purchase marketable securities.  During the nine months ended September 30, 2016, we used $118.7 million to purchase marketable securities, and received proceeds of $8.0 million from sales of marketable securities.

Financing activities

During the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $7.0 million and $330.3 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2017 consisted of $7.0 million of proceeds from stock option exercises and employee stock purchase plan issuances.  Net cash provided by financing activities in the nine months ended September 30, 2016 primarily consisted of $329.6 million of net proceeds from follow-on underwritten public offerings of our common stock after deducting commissions and underwriting discounts and offering costs.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. During that time, we expect that our expenses will increase substantially as we:

•

advance regulatory activities focused on potential filing of an NDA for brexanolone in PPD in the U.S. and a future potential regulatory filing in the EU, if the results of our Phase 3 clinical trials in PPD are positive and support such filings;

•

initiate an open-label follow-on study of brexanolone in adult women with PPD and a placebo-controlled clinical trial of brexanolone in adolescent females with PPD, if the results of the Phase 3 clinical trials of brexanolone in PPD are positive;

•	advance SAGE-217 further in development, potentially in one or more of MDD, essential tremor, Parkinson’s disease, and PPD, depending on the outcome of the ongoing trials and strategic assessments;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•	continue non-clinical studies of SAGE-324 with a potential focus on orphan epilepsies and indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	continue preparations for a potential future commercial launch of brexanolone, if our development efforts are successful;
•

complete validation work and other supply chain activities related to brexanolone to be ready for commercial supply if our development efforts are successful; refine and scale-up the manufacturing process for SAGE-217 to be ready for late stage trials if we are able to proceed to that stage; continue to improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

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

•

the timing, outcome and scope of regulatory reviews and approvals of our products, if we are successful in our development efforts; and the scope and cost of any clinical trials or other commitments required post-approval for any approved products;

•

the level, timing and amount of costs associated with preparing for a potential future commercial launch in the near term, and if we are successful in our development efforts and in obtaining regulatory approval of any of our product candidates, the cost of executing a commercial launch of the approved product, including manufacturing-related costs;

•	the rate and degree of market acceptance for our products, if successfully developed and approved, and the pricing and availability and level of reimbursement for such products;
•	the number and characteristics of the product candidates we pursue in development and the nature and scope of our discovery and development programs;
•	the scope and timing of potential expansion of our activities outside the U.S.;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other products and technologies; and
•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments (1)	$28,058	$4,109	$9,122	$8,570	$6,257
Total (1)(2)(3)(4)	$28,058	$4,109	$9,122	$8,570	$6,257

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)

We lease 22,067 square feet of office space in a multi-tenant building located at 215 First Street, Cambridge, Massachusetts under an operating lease that will expire in August 2022. In May 2017, we entered into the Sixth Amendment to the Lease with ARE-MA Region No. 38 (“Sixth Amendment”) under which we increased the amount of square feet of office space we lease in this building by 32,876 square feet, consisting of (i) 8,200 rentable square feet beginning on or around August 15, 2017, and (ii) 24,676 rentable square feet beginning on or around January 1, 2018.  The term for this additional space will expire no later than August 15, 2024.  Additionally, the term of the existing lease will be extended from March 1, 2022 until the expiration date of the Sixth Amendment on August 15, 2024.  The increase in future expected payments under the Sixth Amendment will be approximately $15.8 million. In May 2016, we entered into a lease under which, beginning in September 2016, we rent 19,805 square feet of additional office space, also in Cambridge, Massachusetts, in a separate multi-tenant building.  The lease for the additional space will expire in February 2022. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three and nine months ended September 30, 2017, we recorded no research and development expense under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the three and nine months ended September 30, 2017, we did not record any expense or make any milestone payments under this consulting agreement.

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

We had cash, cash equivalents and marketable securities of approximately $243.5 million at September 30, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2017.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2017, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which our proprietary IV formulation of brexanolone is in Phase 3 clinical development for postpartum depression, or PPD; SAGE 217 is in Phase 2 clinical development for PPD, essential tremor, Parkinson’s disease and major depressive disorder, or MDD; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete, within the expected time-frames, our non-clinical studies or clinical trials, or to announce results on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently have no drug products for sale, and may never be able to successfully develop marketable drug products. Our business depends heavily on our ability to successfully complete non-clinical and clinical development of our current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Our lead product candidate, SAGE-547 (brexanolone USAN), is currently in Phase 3 clinical development for the treatment of PPD; SAGE-217 is in Phase 2 clinical development for MDD, essential tremor, Parkinson’s disease, and PPD; and other product candidates are at earlier stages.

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

We may not be able to demonstrate the efficacy and safety of our current product candidates or any other product candidate at each stage of clinical development. Changes in formulations of our product candidates may occur such as we have done during the development of both brexanolone and SAGE-217.  Changes in formulation of product candidates could delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of our clinical trials. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S.

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

•

the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval, or the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials, or may not accept data generated at one or more of our sites conducting non-clinical studies or clinical trials which may cause the study or trial to fail;

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

•

if an NDA or marketing authorization application, or MAA, for one of our product candidates is submitted, the FDA or applicable foreign regulatory authorities may approve the product candidate for a more limited patient population than we expect or with substantial use restrictions;

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

We cannot be certain that the results of our ongoing Phase 3 clinical trials of brexanolone in PPD will be sufficient to support the submission of an NDA or MAA for this product candidate in PPD.

Based on input we received from the FDA during a Breakthrough Therapy meeting for brexanolone in PPD, we believe that, if successful, the results of the Phase 3 clinical program in PPD, together with the results of non-clinical studies and prior clinical studies, will be sufficient to support the submission of an NDA with the FDA seeking marketing approval for brexanolone in PPD.  We have also received PRIority MEdicines (PRIME) designation from the EMA for brexanolone in the treatment of PPD in the EU.  Incorporating scientific advice we recently received from the EMA, we believe our current Phase 3 clinical program in PPD, if successful, will be sufficient to support submission of a MAA to the EMA seeking approval of brexanolone for PPD in the EU.  We anticipate that the outcome of the ongoing Phase 3 clinical trials in PPD, if supportive of an MAA filing, will inform any future regulatory discussions and potential post-marketing clinical development obligations.  In either case, depending on the outcome of the Phase 3 clinical trials in PPD and the other development activities under the current program, the FDA or EMA may require that we conduct additional clinical trials or non-clinical studies before we can submit an NDA or MAA for brexanolone in PPD or in order to gain approval of the NDA or MAA in PPD, despite the input we received at the Breakthrough Designation meeting with the FDA or scientific advice from the EMA and despite our current expectations.

Even if the results of our clinical trials are sufficient for us to file an NDA or MAA with respect to brexanolone in PPD, we expect to have post-approval obligations which are likely to include additional clinical trials.

A Breakthrough Therapy designation or Fast Track designation by the FDA or PRIME designation by the EMA may not actually lead to a faster development or regulatory review or approval process.

We have received Breakthrough Therapy designation in the U.S. and PRIME designation in the EU for brexanolone in the treatment of PPD.  We have received Fast Track designation for our investigational new drug application, or IND, for SAGE-217 in the treatment of MDD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for these product candidates in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

The number of patients with the diseases and disorders for which we are developing our product candidates has not been established with precision. If the actual number of patients with the diseases or disorders we elect to pursue with our product candidates is smaller than we anticipate, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates, and even if such product candidates are successfully developed and approved, the markets for our products may be smaller than we expect and our revenue potential and ability to achieve profitability may be materially adversely affected.

Our lead product, a proprietary IV formulation of brexanolone, is currently in Phase 3 development for the treatment of patients with PPD. We also have Phase 2 clinical programs of our next generation product candidate, SAGE-217 in MDD, essential tremor, PPD, and Parkinson’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we are conducting trials or plan to develop our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD, essential tremor and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, essential tremor, Parkinson’s disease, MDD or any other indication in which we elect to pursue development of our product candidates may be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our products, if approved, may be indicated for only a subset of patients with a particular disease or condition. In addition, the intravenous, or IV, infusion mode of administration for brexanolone may further limit the number of PPD patients who will be treated with the product if it is ultimately approved.  In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

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

Positive results from non-clinical studies and clinical trials, including proof-of-concept trials, of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the results of our Phase 1/2 clinical trial of brexanolone in super-refractory status epilepticus (SRSE) were not replicated in our larger, placebo-controlled Phase 3 clinical trial of brexanolone in SRSE which did not meet its primary endpoint.  Similarly, the results from our Phase 2 clinical trials of brexanolone in severe PPD may not be replicated in our ongoing Phase 3 clinical trials of brexanolone in PPD, which involve a greater number of patients and, in one of the trials, includes patients with moderate PPD, or in the Phase 2 clinical trial of SAGE-217 in PPD.   Similarly, results of the open-label proof-of-concept clinical trial of SAGE-217 in MDD using the oral solution form may not be replicated in the ongoing Part B placebo-controlled trial of SAGE-217 using the capsule form or in later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of brexanolone for PPD and SAGE-217 or any of our other product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	denial by the FDA of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
•	delays in filing or receiving approvals of additional INDs that may be required;
•	negative results from our ongoing non-clinical studies or clinical trials;
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

We rely, and expect that we will continue to rely, on third parties to conduct any clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with applicable standards and meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our products, if approved, and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	fail to comply with cGCP or experience other regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including current Good Clinical Practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials and our all of our clinical sites comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs or contract manufacturers to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties.

If any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures. In such an event, we believe that our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We will rely on our contract manufacturers to manufacture registration batches of both active drug substances and finished drug products required for regulatory approval as well as validation batches required for commercial manufacture, and ultimately commercial supplies if our products are successfully developed and approved. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit our NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our ability to develop and obtain regulatory approval for our product candidates and to market any approved products in the future. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

Even if we receive marketing approval for our product candidates in the U.S., we may never seek or receive regulatory approval to market our product candidates outside of the U.S.

Even if we receive marketing approval for our product candidates in the U.S., we may not seek, or may seek but never receive, regulatory approval to market our product candidates outside of the U.S. or in any particular country or region.  In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. Even if we are able to successfully develop our product candidates and obtain marketing approval in a country, we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. without onerous restrictions or limitations related to pricing or any delay or other setback in obtaining such approval, would impair our ability to market our product candidates successfully or at all in such foreign markets. Any such impairment would reduce the size of our potential market or revenue potential, which could have a material adverse impact on our business, results of operations and prospects.

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

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	pricing and cost effectiveness;
•	the effectiveness of our sales and marketing deployment and strategies;
•	our ability to increase awareness of our approved products through marketing efforts;
•	our ability to obtain sufficient third-party coverage or reimbursement; or
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third party coverage.

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

Even if we receive marketing approval for our product candidates, we may still face significant post-marketing obligations and future development and regulatory difficulties.

Even if we receive marketing approval for our product candidates, including brexanolone, regulatory authorities may impose significant and potentially costly post-marketing obligations, including post-marketing studies, additional CMC work and additional pediatric studies.  In the event we elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional nonclinical studies or clinical trials be completed prior to commencement of such pediatric studies.  Regulatory authorities may also impose significant restrictions on our products, including restrictions on indicated uses or marketing.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with our products, if approved, such as adverse events of unanticipated severity or frequency, or problems with the facility where our products are manufactured or in the manufacturing process, a regulatory agency may impose restrictions on our products, the manufacturer or us, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our product candidates or approved products, or the manufacturer for our product candidates or products, fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Competing therapies could emerge that adversely affect our opportunity to generate revenue from the sale of our product candidates, if approved.

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

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD.  Current standard of care for PPD commonly consists of psychotherapy, however, patients with moderate or severe PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

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

Brexanolone will, and our other product candidates may be, treated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may cause delays in commercialization even if a product candidate is approved, and which will entail additional restrictions.

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

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for our products, if approved, is challenging, and may become even more challenging in the future due to, among other reasons, policies advanced by the current presidential administration or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for our product candidates and, if reimbursement is available, the level of such reimbursement and whether patients will be required to try other therapies prior to being prescribed our product candidate. Reimbursement may impact the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

In many foreign countries, including Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates with other available therapies or that studies the impact of our product on healthcare spending and outcomes. If reimbursement for our product candidates is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials, if it is conditioned on unreasonable caps or rebates, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

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

We currently have one issued patent covering the composition of matter of SAGE-217, one issued patent covering the composition of matter of SAGE-689, and one issued patent covering methods of using SAGE-689.  We do not have any other issued patents covering our lead product candidates, brexanolone, SAGE-217, SAGE-718, SAGE 105, or SAGE-324. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for brexanolone only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of brexanolone. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can also delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Even if we are able to obtain NCE or data exclusivity under the FDCA, the applicable five-year and three-year exclusivity periods will not delay the submission or approval of a full NDA.   There is also no guarantee that any of our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity will alone be sufficient to for our business.  If we do not have adequate patent protection or other exclusivity for our products, our business, financial condition or results of operations could be adversely affected.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our products, if any, and could adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products if we receive marketing approval. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or material security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed or prevented.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2017, we had received net proceeds of $643.3 million from such transactions. As of September 30, 2017, our cash, cash equivalents and marketable securities were $243.5 million. We have incurred significant net losses in each year since our inception, including net losses of $200.7 million for the nine months ended September 30, 2017 and $159.0 million for the year ended December 31, 2016. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell a product. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our product candidates;
•	file for and receive marketing approval to commercialize our product candidates, if successfully developed;
•	commercialize our product candidates, if approved, by developing a sales force or entering into collaborations with third parties; and
•	achieve market acceptance of our product candidates in the medical community and with third-party payors.

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch if our product candidates are successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive. We expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials, continue our discovery efforts, prepare to file for regulatory approval, if we generate positive data in our clinical programs, and potentially commercialize products, if successfully developed and approved. Depending on the status of development efforts, regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of September 30, 2017, our cash, cash equivalents and marketable securities were $243.5 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into the second quarter of 2018. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges.  Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities, our stock price is likely to decline which would make a future financing more difficult.  Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•

plans for, progress of, timing of, changes to, delays in or results from, non-clinical studies and clinical trials of our product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

November 2, 2017	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 2, 2017	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)