Form 10-K
period 2017-12-31
Sage Therapeutics, Inc.
filed 2018-02-22
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2017 was approximately $2,730,487,424, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 15, 2018, there were 45,777,940 shares of common stock, $0.0001 par value per share, outstanding.

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
•

our ability, within the expected timeframes, to file a new drug application with the U.S. Food and Drug Administration and a possible marketing authorization application with the European Medicines Agency seeking approval to market our proprietary intravenous, or IV, formulation of brexanolone as a treatment for postpartum depression, and our expectations as to the sufficiency of the data generated from our clinical trials and non-clinical studies to support regulatory approval;

•

our expectations as to the timing of a potential launch of brexanolone IV in the U.S.; our views as to our future readiness for such a launch; and our plans with respect to our field force and possible sites of care for administration of brexanolone IV, including home infusion.

•

our ability, within the expected time-frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•

our expectations with respect to the anticipated regulatory approval requirements and review pathway for our product candidates and the potential to obtain regulatory approval and to commercialize any product, if approved;

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
•

the estimated number of patients in indications of interest to us; the size of the potential markets for our product candidates; the potential for our product candidates in those markets, if approved; and our ability to serve those markets;

•

the anticipated rate and degree of market acceptance, and expectations regarding pricing and the potential scope, level and availability of reimbursement, of our product candidates in any indication and in any country if approved;

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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future business and financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report contains estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties or based on industry, medical or general publications, government data, or similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

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

Our lead product candidate, brexanolone (USAN) for intravenous, or IV, use, is a proprietary formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  We are developing brexanolone IV as a treatment for postpartum depression, or PPD.  PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth.  In November 2017, we announced positive results from two blinded, placebo-controlled Phase 3 clinical trials of brexanolone IV in PPD.   We anticipate filing a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, in the first half of 2018 seeking approval to market and sell brexanolone IV as a treatment for PPD.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently developing SAGE-217 as a potential treatment for major depressive disorder, or MDD, bipolar depression, PPD, Parkinson’s disease and sleep disorders.  In the fourth quarter of 2017, we announced positive results from a blinded, placebo-controlled Phase 2 clinical trial of SAGE-217 in the treatment of MDD.  The FDA has granted Breakthrough Therapy designation to SAGE-217 in the treatment of MDD.  We expect to initiate additional clinical trials of SAGE-217 in MDD, and to commence initial clinical development of SAGE-217 in bipolar depression, in 2018.  We are also currently conducting a blinded, placebo-controlled Phase 2 clinical trial of SAGE-217 in PPD, and anticipate reporting top-line results from this trial in the fourth quarter of 2018. In addition, we continue to advance our SAGE-217 development efforts in indications beyond our mood disorder program.  In 2017, we completed two open-label clinical trials of SAGE-217 in Parkinson’s disease. Based on the results of these trials, we expect to initiate a placebo-controlled Phase 2 clinical trial of SAGE-217 in Parkinson’s disease patients with residual tremor in 2018.  In early 2018, we also completed a placebo-controlled, exploratory clinical trial studying the impact of SAGE-217 on sleep in healthy volunteers using a 5-hour phase advance model of insomnia.  Based on the results of this trial, we plan to initiate clinical development of SAGE-217 in sleep disorders in 2018.  We may also explore the development of SAGE-217 in other indications.  In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689 which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be indications involving NMDA receptor hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We completed a single ascending dose trial of SAGE-718 in 2017, and plan to commence a multiple ascending dose trial in 2018.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

Our Strategy

Our goal is to continue to be a leading biopharmaceutical company focused on development and commercialization of novel proprietary therapies for the treatment of life-altering CNS disorders. Key elements of our strategy are to:

•

Seek regulatory approval of our proprietary IV formulation of brexanolone in PPD in the U.S., and potentially in the European Union, or EU, and other countries where it may make business and strategic sense for us to proceed;

•	Build the capabilities to bring brexanolone IV to the market for the treatment of PPD in the U.S.; and commercialize the product in the U.S., if and when approved;
•

Take a disciplined approach to expanding our operations and activities in the EU and potentially other countries with the goal of bringing brexanolone IV to market in countries outside the U.S. where it makes business and strategic sense to do so either ourselves or through relationships with distributors or collaborators;

•	Advance clinical development of SAGE-217 in MDD, bipolar depression, PPD, Parkinson’s disease, and sleep disorders;
•	Advance development of SAGE-324 in investigational new drug, or IND,-enabling studies with a potential future development focus on epileptiform disorders and essential tremor;
•	Advance SAGE-718, our novel allosteric modulator for NMDA, through completion of ongoing Phase 1 clinical trials, and, if successful, move into next-stage clinical trials;
•	Bring to market any of our other CNS product candidates that are successfully developed and approved;
•	Continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications;
•

Enhance the opportunities for treating CNS disorders by identifying new drug candidates in the treatment of CNS disorders with differentiated features, and focus our internal development activities on CNS indications where we can make well-informed, rapid go/no-go decisions; and

•

Utilize the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth.

Understanding the Foundations of Our Approach

The CNS is composed of a vast and complex network of different structures and cell types, most of which serve, directly or indirectly, to provide a means for the nervous system to signal or communicate with other nerve cells in order to regulate and control all brain function. The cell type responsible for this signaling is called a neuron. One way chemical or electrical signals exert their effects on neurons is by traveling across a physical gap located between two neurons, called a synapse. Presynaptic neurons transmit signals whereas postsynaptic neurons react to the signals. The human brain contains approximately 86 billion neurons, each having hundreds to tens of thousands of synapses to allow for this communication. This process is essential to all things, from organ function, to movement, to memory and all behavioral processes.  Neurotransmission is the process by which signaling molecules, called neurotransmitters, are released by a presynaptic neuron, travel over the synaptic space and bind to and interact with receptors on a postsynaptic neuron. Depending on the nature of the neurotransmitter and receptor, this interaction results in excitation, inhibition or modulation of the receiving neuron’s behavior.

We are focused on developing drugs based on selective allosteric modulation of key CNS synaptic and extrasynaptic receptors. Allosteric modulators are a class of small molecules that interact at a site different from the site where native or natural molecules bind, and allow the potential for fine-tuning of neuronal signals. Molecules that function directly on synaptic or extrasynaptic receptors at the site where the native, or natural, molecule binds to inhibit or activate them are known as orthosteric molecules. Orthosteric drugs aimed at key synaptic receptors typically have a targeted effect of complete activation or complete inhibition of the neuron, with little subtlety in how they exert their effect. As a result, neurons may be unable to respond to normal stimuli, and can become over-stimulated by a neurotransmitter or be unable to respond to normal neurotransmission, thus potentially negatively impacting both the efficacy and safety profile of an orthosteric CNS drug development candidate. We believe that nowhere in the body is it more important to maintain normal rhythms than in the brain, and accordingly we believe that allosteric modulation approaches are well-suited for the treatment of CNS diseases and disorders.

We utilize our proprietary chemistry capabilities to design and identify drugs that are allosteric modulators that bind to either or both synaptic and extrasynaptic receptors, and that have properties targeted to the indications of interest. Our goal is to select for development compounds that we believe are capable of varying degrees of desired activity rather than complete activation or inhibition of the receptor as is typically observed with orthosteric drugs. Our current focus is on two critical CNS receptor systems: GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. GABAA receptors play a key role in reducing neuron excitability. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. NMDA receptors serve a critical role in CNS-related activities. Dysfunction in these systems is implicated in a broad range of CNS disorders.

Our proprietary chemistry platform is centered, as a starting point, on knowledge of the chemical scaffolds of endogenous neuroactive steroids that are allosteric modulators of GABAA or NMDA receptors. We have leveraged this platform to assemble a chemistry portfolio of greater than 3,000 compounds. We believe our proprietary chemistry platform allows us to:

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

We target CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

Our Product Pipeline

The following table summarizes the status of our development programs as of the date of this Annual Report:

Brexanolone IV

Overview

Our lead product candidate, brexanolone for IV use, is a proprietary formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors, including both synaptic and extrasynaptic receptors. We are currently developing brexanolone IV as a potential treatment for PPD.

In November 2017, we announced positive top-line data from our Hummingbird Phase 3 program, comprised of two placebo-controlled, blinded Phase 3 clinical trials of brexanolone IV in PPD. Both trials achieved their primary endpoints. We believe these results, together with the results of prior clinical trials of brexanolone in PPD and nonclinical studies, will be sufficient to support the submission of an NDA to the FDA seeking approval to market and sell brexanolone IV as a treatment for PPD in the United States.  We expect to submit the NDA in the first half of 2018. We anticipate that planned discussions with the European Medicines Agency, or EMA, will better inform timing of our planned MAA submission, the potential for conditional or full marketing approval in the EU and potential post-marketing clinical development obligations if our application is approved.

Postpartum Depression

PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth.  PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt.  PPD is estimated to affect approximately 10 to 20 percent of women giving birth globally.  In the U.S., estimates of new mothers identified with PPD each year vary state-to-state from 8 to 20 percent, with an overall average of 11.5 percent.  Based on these data, we estimate that 400,000 or more women in the U.S. each year may experience PPD. It is estimated that 70 percent to 80 percent of these women will have moderate to severe symptoms.  PPD can lead to devastating consequences for a woman and for her family.  Suicide is the leading cause of maternal death following childbirth.

There are no pharmacological therapies specifically approved for PPD.  Current standard of care for PPD comprises psychotherapy, and in some cases, the cautious use of pharmacological therapies such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. Women with severe PPD may be hospitalized to provide a safe and stable environment for recovery if they have suicidal ideation or attempt, are unable to function and care for themselves, or require monitoring during a change in or trial of a new medication.

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

Clinical Trials of Brexanolone in PPD

In November 2017, we announced positive top-line results from our Hummingbird Phase 3 clinical program studying brexanolone IV in PPD.  The Hummingbird Phase 3 program was comprised of two multicenter, randomized, double-blind, parallel-group, placebo-controlled Phase 3 trials designed to evaluate the safety and effectiveness of brexanolone in women with PPD.  One study (202B) evaluated women with severe PPD and the other study (202C) evaluated women with moderate PPD, in each case as defined by the study criteria. Entry criteria for participants included symptoms of PPD that began no earlier than the third trimester and no later than the first four weeks following delivery in women who were no more than six months post-partum at the time of screening. In November 2017, we announced that both trials, at all doses, achieved the primary endpoint, a statistically significant mean reduction from baseline in the Hamilton Rating Scale for Depression, or HAM-D, total score at 60 hours in the brexanolone group compared to the placebo group (Study 202B: p=0.0252 for 90 µg/kg/h dose and p=0.0013 for 60 µg/kg/h dose; Study 202C: p=0.0160 for 90 µg/kg/h dose).

In Study 202B, 122 women with severe PPD, as measured by a HAM-D total score of 26 or above, prior to randomization were dosed in one of three treatment groups: brexanolone 90 µg/kg/hour, brexanolone 60 µg/kg/hour, or placebo, on a 1:1:1 basis. Brexanolone 90 µg/kg/hour treatment was associated with a statistically significant mean reduction in HAM-D total score of 17.7 points from baseline compared with a 14.0 point mean reduction in HAM-D total score associated with placebo (p=0.0252). Brexanolone 60 µg/kg/hour treatment was associated with a statistically significant mean reduction in HAM-D total score of 19.9 points from baseline compared with a 14.0 point mean reduction in HAM-D total score associated with placebo (p=0.0013). Reduction in HAM-D total score of brexanolone versus placebo were first observed at 48 hours, with statistical significance only in the 60 µg group, and the effect at 60 hours was maintained at the 30-day follow-up period with statistical significance for both brexanolone dose groups. Improvement in the Clinical Global Impression – Improvement, or CGI-I, scale at 60 hours was consistent with the primary endpoint (p=0.0095 for 90 µg/kg/h dose and p=0.0131 for 60 µg/kg/h dose).

In Study 202C, 104 patients with moderate PPD, as measured by a HAM-D total score of 20 to 25, were dosed in one of two treatment groups (brexanolone 90 µg/kg/hour or placebo) on a 1:1 basis. Brexanolone treatment was associated with a statistically significant mean reduction in HAM-D total score of 14.2 points from baseline at 60 hours (p=0.016) compared with a 12.0 point mean reduction in HAM-D total score associated with placebo. Statistical significance was first observed at 48 hours and remained through Day 7, but was not observed at Day 30. However, the effect observed at 60 hours was maintained through the 30-day follow-up period. Improvement in the CGI-I scale at 60 hours was consistent with the primary endpoint (p=0.0005).

Brexanolone IV was generally well tolerated in both trials with similar rates of adverse events across all treatment groups. One patient in each Phase 3 PPD clinical trial experienced two serious adverse events. Neither patient required hospitalization and both serious adverse events in one subject in Study 202B were deemed by the investigator not to be study-drug related.  The most common adverse events in the trials were headache, dizziness, nausea, infusion site pain, and somnolence.

The Phase 3 Hummingbird program was an extension of a Phase 2 clinical trial of brexanolone in PPD.  Twenty-one patients were enrolled in the Phase 2 clinical trial. Patients were required to have had a major depressive episode that began no earlier than the third trimester and no later than the first four weeks following delivery, and also to be less than six months postpartum at the time of enrollment. Trial participants were also required to have a HAM-D score of 26 or above prior to treatment.  The trial achieved the primary endpoint of a significant reduction in the HAM-D in the brexanolone group compared to placebo at 60 hours (p=0.008). In the trial, there was a greater than 20 point mean reduction in the depression scores of the brexanolone group at 60 hours with a greater than 12 point difference from placebo. The statistically significant difference in treatment effect began at 24 hours (p=0.006) with an effect that was maintained at similar magnitude through to the 30-day follow-up period (p=0.01). Remission from depression, as determined by a HAM-D <7, measured at 60 hours, was seen in 7 of 10 of the brexanolone group compared with 1 of 11 in the placebo group. Similarly, at 30 days, 7 of 10 of the brexanolone IV group and 2 of 11 in the placebo group were in remission.  Brexanolone IV was found to be generally well-tolerated.  There were no deaths, serious adverse events or discontinuations due to adverse events in the Phase 2 clinical trial.  The most common side effects in the brexanolone group of the Phase 2 clinical trial were dizziness and somnolence.

The results of the Phase 2 PPD trial replicated and extended the findings of an earlier open-label probe study of brexanolone IV in severe PPD reported in 2015 that indicated a statistically significant improvement from baseline in depression in four women within 24 hours after administration of brexanolone IV. During the treatment period, all four patients rapidly achieved remission, as measured by HAM-D, and improved from a mean HAM-D score of 26.5 at baseline to a mean HAM-D score of 1.8 at the end of the 60-hour treatment period. All four patients also demonstrated consistent improvement as measured by the CGI-I scale. Brexanolone IV was well-tolerated in all patients treated with no serious adverse events observed on therapy or during the 30-day follow-up period, and no discontinuations due to adverse events. The only adverse event reported in more than one patient in the open label trial was sedation (sleepiness) observed in two patients, which led to a decrease in dose.

Regulatory and Commercial-Planning Activities

We have received Breakthrough Therapy designation from the FDA for brexanolone IV as a potential treatment for PPD. Based on input we have received from the FDA, we believe the results of the Phase 3 clinical program, together with the results of prior clinical trials of brexanolone IV in PPD and nonclinical studies, will be sufficient to support the submission of an NDA to the FDA seeking approval for brexanolone in PPD in the U.S. We expect to submit the NDA in the first half of 2018. We have also received PRIority MEdicines, or PRIME, designation from the EMA for brexanolone in the treatment of PPD in the EU. We anticipate that planned discussions with the EMA will better inform timing of our planned MAA submission, the potential for conditional or full marketing approval in the EU and potential post-marketing clinical development obligations if our application is approved.

We are in the process of preparing for a potential commercial launch of brexanolone IV in PPD in the U.S. in the first half of 2019.  Our ability to launch brexanolone IV in the U.S., and the timing of any such launch, are dependent on the successful filing of an NDA with the FDA, and obtaining FDA approval, in each case on our expected timelines. As part of our ongoing launch readiness efforts in the U.S., we are continuing to build the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, including in sales; marketing; market access; patient support; medical affairs; distribution; quality; compliance; and other key functional areas. If the NDA for brexanolone IV is approved by the FDA, we anticipate deploying a field sales force of approximately 50 key account managers calling on hospitals and approximately 200 specialty representatives calling on healthcare professionals who treat PPD in an outpatient setting.  As we continue to build our market access capabilities, we are engaging in permitted discussions with payors as we plan for a potential launch. If approved as a treatment for PPD, brexanolone IV would be administered intravenously for 60 hours.  We are focused on enabling appropriate sites of care for administering brexanolone IV, including the potential for home infusion.  In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets.

SRSE

In the third quarter of 2017, we announced results of a Phase 3 clinical trial of brexanolone IV in super-refractory status epilepticus, or SRSE. The trial did not meet its primary endpoint of comparing success in weaning of third-line agents and resolution of status epilepticus in SRSE patients treated with brexanolone IV versus placebo when added to standard-of-care. We are continuing to analyze the Phase 3 data, but do not currently plan to pursue brexanolone IV as a treatment for SRSE.

SAGE-217

Overview

SAGE-217 is a novel neuroactive steroid that is a positive allosteric modulator of GABAA receptors. Like brexanolone, SAGE-217 targets synaptic and extrasynaptic GABAA receptors. Our Phase 2 clinical program is currently focused on developing SAGE-217 in solid oral dosage form as a potential treatment for several mood disorders: MDD,

bipolar depression, and PPD, and also in Parkinson’s disease and sleep disorders.   In December 2017, we announced positive top-line data from a double-blind, placebo-controlled Phase 2 clinical trial of SAGE-217 in patients with moderate to severe MDD.  Based on these results, we expect to initiate additional clinical trials of SAGE-217 in MDD and to commence initial clinical development of SAGE-217 in bipolar depression in 2018.  The FDA has granted Breakthrough Therapy designation to SAGE-217 in the treatment of MDD. We are also currently conducting a blinded placebo-controlled Phase 2 clinical trial of SAGE-217 in PPD, and anticipate reporting top-line results from this trial in the fourth quarter of 2018.  In addition, we continue to advance our SAGE-217 development efforts in indications beyond our mood disorder program.  In 2017, we completed two open-label clinical trials of SAGE-217 in patients with Parkinson’s disease.  Based on the results in these trials, we expect to initiate a placebo-controlled Phase 2 clinical trial of SAGE-217 in Parkinson’s disease patients with residual tremor in 2018. We also recently completed a placebo-controlled, exploratory clinical trial studying the impact of SAGE-217 on sleep in healthy volunteers using a 5-hour phase advance model of insomnia.  Based on the results of this exploratory trial, we expect to initiate clinical development of SAGE-217 in sleep disorders in 2018.  We may also explore development of SAGE-217 in additional indications.

Mood Disorders (MDD, Bipolar depression and PPD)

We are currently developing SAGE-217 as a treatment for several potentially debilitating mood disorders: MDD, bipolar depression and PPD.

MDD is a condition in which a patient experiences at least two weeks of a major depressive episode which causes significant distress or disability where the episode is not due to another medical condition or substance use and there is no history of mania or hypomania.  In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity for at least two weeks. Many people with depression also suffer from anxiety symptoms and medically unexplained somatic symptoms. A person with moderate or severe MDD will typically have difficulties carrying out his or her usual work, school, domestic or social activities due to symptoms of depression.  Antidepressants are widely used in the treatment of MDD, but many patients do not adequately respond to existing treatments.  According to estimates, approximately 16 million adults in the U.S. reported one major depressive episode in 2015.  Preclinical and clinical evidence suggest the role of GABAA receptor dysfunction in depression.  Low GABA and allopregnanolone levels have been found in the brain, cerebrospinal fluid and plasma of depressed patients.

In December 2017, we announced positive top-line data from a double-blind, placebo-controlled Phase 2 clinical trial of SAGE-217 in 89 adult patients with moderate to severe MDD.   In the trial, treatment for 14 days with SAGE-217 was associated with a statistically significant mean reduction from baseline in the HAM-D 17-Item total score at Day 15 (the time of the primary endpoint) of 17.6 points for the SAGE-217 group, compared to 10.7 for the placebo group (p<0.0001). Statistically significant mean improvements in the HAM-D score compared to placebo were observed by the morning following the first dose through Week 4, and the effects of SAGE-217 remained numerically greater than placebo through the end of follow-up at Week 6, but were not statistically significant compared to placebo at Week 6. At Day 15, 64 percent of patients who received SAGE-217 achieved remission, defined as a score of 7 or less on the HAM-D score, compared with 23 percent of patients who received placebo (p=0.0005).  SAGE-217 was generally well-tolerated in the trial with no serious or severe adverse events.  The overall number of reports of adverse events were similar between drug (53%) and placebo (46%). A low rate of discontinuations due to adverse events was reported.  The most common adverse events in the SAGE-217 group were headache, dizziness, nausea, and somnolence.

The Phase 2 placebo-controlled trial of SAGE-217 in MDD was initiated following completion of an earlier open-label proof-of-concept clinical trial (Part A) evaluating SAGE-217 in 13 MDD patients.  The primary endpoint of Part A was to evaluate safety and tolerability. SAGE-217 was found to be generally well-tolerated with no serious adverse events or discontinuations reported.  The most common adverse events were sedation/somnolence, headache, dizziness, and myalgia.   The trial also examined the effect of SAGE-217 on the HAM-D total score, in addition to other secondary measures. Patients in the trial had a mean HAM-D total score of 27.2 at baseline.  Data demonstrated a mean reduction from baseline in the HAM-D score of 19.9 points at Day 15, with 85% (11 of 13) patients showing at least a 50% reduction of their HAM-D and 62% (8 of 13) of patients achieving remission, as determined by a HAM-D ≤7.  A statistically significant mean change from baseline was observed by Day 2 of the trial, following the first of once-daily, nighttime oral dosing of 30 mg of SAGE-217. A significant mean change from baseline was maintained throughout the treatment period (p<0.0001 at Day 15).

We expect to initiate additional clinical trials of SAGE-217 in MDD in 2018.  SAGE-217 was granted Fast Track Designation by the FDA in May 2017 with respect to development in MDD.  In February 2018, the FDA granted Breakthrough Therapy designation to SAGE-217 in the treatment of MDD.

Based on the results observed to date in clinical trials of SAGE-217 in MDD, we also plan to study SAGE-217 in bipolar depression. Bipolar depression occurs in patients with bipolar disorder.  Bipolar disorder is a mood disorder in which patients experience generally distinct periods of unusually intense emotion, changes in sleep patterns, activity levels, and unusual behaviors which swing from manic episodes characterized by feeling abnormally happy or euphoric to depressive episodes characterized by feeling very sad, down, empty, or hopeless. We expect to commence initial clinical development of SAGE-217 in bipolar depression in 2018.

We are also currently conducting a Phase 2 double-blind, placebo-controlled, randomized trial to evaluate the efficacy, safety, tolerability and pharmacokinetics of SAGE-217 in women with severe PPD.  As discussed above, data suggest that women with PPD may be unusually sensitive to the rapid decline in allopregnanolone that follows childbirth, potentially causing GABAA-system mediated mood disruption. Given these data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of PPD.  We initiated dosing in the Phase 2 clinical trial of SAGE-217 in PPD in 2017.  In late 2017, based on the results of the brexanolone Phase 3 clinical trials and the Phase 2 clinical trial of SAGE-217 in MDD, we decided to expand the size of the PPD trial from 32 patients to approximately 60 patients.  In February 2018, we decided to increase the number of patients in the SAGE-217 PPD trial even further than the prior increase at the end of 2017 from approximately 60 patients to approximately 140 patients in order to increase the power of the trial from 80% to 90%.  The primary endpoint of the trial is evaluation of the effect of SAGE-217 compared to placebo following two weeks of treatment as measured by the HAM-D total score.  We expect to report top-line results from the expanded SAGE-217 Phase 2 PPD trial in the fourth quarter of 2018.

Parkinson’s Disease

We are also developing SAGE-217 in the treatment of Parkinson’s disease.  Parkinson’s disease is a progressive neurodegenerative disorder associated with motor and non-motor symptoms, including resting tremor, and mood disorders.  We estimate that Parkinson’s disease affects an estimated 700,000 patients in the U.S, with an estimated 60,000 new cases each year.  Parkinson’s disease is thought to be caused by a reduction of dopamine levels as a result of loss of dopamine producing cells in the brain.  Dopamine plays a key role in smooth and coordinated muscle movements.  Current treatments for Parkinson’s disease include: levodopa/carbidopa, dopamine antagonists, MAO-B inhibitors and anticholinergics.   The part of the brain that produced dopamine also produces high levels of allopregnanolone.  Dopamine neurons are under control of the GABA system.  Decreased levels of allopregnanolone have been measured in the plasma and cerebrospinal fluid of patients with Parkinson’s disease. Given these data, we believe that allosteric modulators of the GABAA receptor may have potential in the treatment of Parkinson’s disease.  Our development program is initially focused on the segment of Parkinson’s disease patients who have residual tremor symptoms.

In November 2017, we reported results from an open-label exploratory Phase 2 clinical trial evaluating SAGE-217 as an adjunctive treatment to anti-Parkinsonian agents in 14 patients with tremor-predominant Parkinson’s disease. The trial met its primary efficacy endpoint of improving tremor symptoms, as assessed by the Movement Disorder Society Unified Parkinson’s Disease Rating Scale, or MDS-UPDRS—Part II/III tremor score, by a mean change of 7.7 points (40.0%) by Day 8 from a mean baseline of 19.1 points. Additional secondary efficacy endpoints were consistent with the primary efficacy endpoint. SAGE-217 improved overall Parkinson’s disease motor symptoms, as assessed by the MDS-UPDRS Part III motor score, by a mean change of 18.6 points (36.3%) by Day 8 from a mean baseline score of 52.4 points. SAGE-217 also improved symptoms of sleep dysfunction in five patients with clear sleep dysfunction at baseline, as assessed by the Parkinson’s Disease Sleep Scale (PDSS-2) score, by a mean change of 12.2 points (41.2%) by Day 8 from a mean baseline score of 29.8 points. The most common adverse events observed in the trial were dizziness, sedation and somnolence, each occurring in two patients. We believe the results of this open-label Phase 2 trial and a previous open-label clinical trial in Parkinson’s disease conducted earlier in the year will provide guidance on methodology, dosing, and design for a planned placebo-controlled Phase 2 clinical trial in Parkinson’s disease patients with residual tremor which we expect to initiate in 2018.

Sleep disorders

In January 2018, we reported positive results from a Phase 1/2, double-blind, placebo-controlled study of SAGE-217 in the treatment of 45 healthy adult volunteers using a 5-hour phase advance model of insomnia using polysomnography. SAGE-217 was administered as a single dose at either 30 or 45 mg and significantly improved sleep efficiency, or SE, to a median of 85% for 30mg (p<0.0001) and 88% for 45mg (p<0.0001) compared with a median SE of 73% for placebo.  SAGE-217 also demonstrated statistically significant improvements in total sleep time and maintenance as measured by time spent awake after sleep onset.  SAGE-217 was generally well-tolerated and all adverse events were mild, with no serious adverse events or adverse events leading to discontinuation.  We expect to initiate clinical development of SAGE-217 in sleep disorders in 2018.

Essential Tremor

In late 2017, we completed Part C of an exploratory open-label Phase 2 clinical trial SAGE-217 in 18 patients with essential tremor studying higher doses than doses studied in Part A and B of the open-label trial and evaluating extended dosing.  In Part C, SAGE-217 improved tremor symptoms, as assessed by the Kinesia Upper Limb Combined Score, by 16% on Day 15 following two weeks of dosing although the improvement was not statistically significant. Administration of SAGE-217 in Part C was generally well-tolerated. The most common adverse events were somnolence, dizziness, and sedation. There were no serious adverse events reported in Part C.  Reductions in kinetic tremor measures of up to 21% at 40mg observed in Part C suggest twice-daily dosing may be preferable for this indication.  Based on the results we have seen with respect to SAGE-217 in this indication, we have decided to transition development of our GABAA program for essential tremor from SAGE-217 to SAGE-324 which we believe has a profile suited for twice-daily dosing.

SAGE-718

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor. Our initial areas of focus for development of SAGE-718 is expected to be indications involving NMDA receptor hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. In November 2017, we reported results from a Phase 1 single ascending dose trial of SAGE-718 in healthy volunteers. The primary objectives of the trial were to assess the safety, tolerability, and pharmacokinetics of SAGE-718. In the single ascending dose trial, SAGE-718 was administered as an oral solution in four double-blind placebo-controlled cohorts (randomized 6:2) enrolling a total of 32 healthy volunteers. SAGE-718 was well-tolerated in the trial with no serious adverse events reported. The pharmacokinetics of SAGE-718 observed in the trial were highly predictable with low variability. Based on these results, we plan to initiate a Phase 1 multiple ascending dose trial in 2018. We are also investigating the effects of SAGE-718 on pharmacodynamic biomarkers.

SAGE-324 and SAGE-689

SAGE-324 and SAGE-689 are novel neuroactive steroids that, like brexanolone and SAGE-217, target synaptic and extrasynaptic GABAA receptors. We are currently conducting IND-enabling studies of SAGE-324, and expect to commence Phase 1 clinical trials of SAGE-324 in 2018.  We expect our future development programs for SAGE-324, if Phase 1 is successful, will focus on epileptiform disorders, essential tremor and other indications involving GABA hypofunction.  SAGE-689 is a novel positive allosteric modulator of GABAA receptors shown to have anticonvulsant, anxiolytic and sedative properties in animal models. The characteristics of SAGE-689 include a wide therapeutic window to allow for modulation of the GABAA receptor without inducing deep anesthesia, and a short half-life to permit rapid onset and loss of activity. We are in the process of assessing possible alternative formulations for SAGE-689 for potential future development.

Further Exploration of GABAA and NMDA Receptors

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain.  Our earlier stage efforts include GABAA receptor modulator compounds and programs such as SAGE-105 and our ST-320 and ST-500 programs, and additional compounds targeting the NMDA receptor such as SAGE-904, another positive allosteric modulator of the NMDA receptor. We have commenced IND-

enabling studies of SAGE-904.  The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have the opportunity to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

Our current focus will remain on those indications where we can independently develop and commercialize our products, if approved. We believe our broad potential pipeline lessens our reliance on the success of any one program. We believe our ability to design and develop novel molecules with distinct profiles and receptor subtype selectivity may also provide us, in the future, with the option, if we choose, to potentially partner certain assets with third parties who possess the development and commercialization capabilities to pursue these programs.

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third party contract manufacturing organizations, or CMOs, and intend to buy all of our future commercial supplies from CMOs if our product candidates are approved.

We have established relationships with several CMOs under which the CMOs manufacture clinical and non-clinical supplies of the active pharmaceutical ingredient, or API, as well as drug product, for our proprietary formulation of brexanolone, SAGE-217 and SAGE-718 on a purchase order basis. All clinical supplies are manufactured under current Good Manufacturing Practices, or cGMP. Starting materials and key intermediates to support the production of these candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of bulk drug substance or drug product for any of our product candidates. We intend to put long-term supply agreements in place for commercial manufacturing of API and drug product for our proprietary formulation of brexanolone in the near term, and at the appropriate time for each other product candidate, if development continues.  We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide API and/or drug product.

We are currently working with our CMOs to prepare for validation and commercial manufacturing of our proprietary formulation of brexanolone. We are also working to refine and scale-up the manufacturing process for SAGE-217 to be ready for late stage clinical trials if we are able to proceed to that stage; and to improve the manufacturing process for our other product candidates and manufacture clinical supplies as development progresses.  We currently have sufficient SAGE-217 drug substance on hand for our ongoing and planned Phase 2 clinical trials, and will need additional supplies for pivotal trials.

Brexanolone, SAGE-217 and SAGE-718 are small molecules isolated as stable crystalline solids. We believe the syntheses of brexanolone, SAGE-217 and SAGE-718 are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment in the manufacturing process. The enantiomeric purity of brexanolone, SAGE-217 and SAGE-718 is derived from starting materials that are obtained from natural sources. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Research and Development

Research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $210.3 million, $120.8 million and $69.4 million, respectively, as further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Sales and Marketing

Given the results of our Phase 3 clinical program in PPD, we are in the process of preparing for a potential commercial launch of brexanolone IV in PPD in the U.S. in the first half of 2019.  Our ability to launch brexanolone IV in the U.S., and the timing of any such launch, are dependent on the successful filing of an NDA with the FDA, and obtaining FDA approval, in each case on our expected timelines. As part of our ongoing launch readiness efforts in the U.S., we are continuing to build the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, including in sales; marketing; market access; patient support; medical affairs; distribution; quality; compliance; and other key functional areas.

We believe that we can successfully launch and commercialize our proprietary formulation of brexanolone in PPD on our own in the U.S., if the product is approved, using a targeted sales force.  If the NDA for brexanolone IV is approved by the FDA, we anticipate deploying a field sales force of approximately 50 key account managers calling on hospitals and approximately 200 specialty representatives calling on healthcare professionals who treat PPD in an outpatient setting.  We expect to focus our future sales and marketing efforts, if brexanolone IV is approved for PPD, on obstetricians-gynecologists; psychiatrists; select primary care physicians and pediatricians who are likely to see women shortly after childbirth; hospitals; home infusion companies; and other clinics capable of treating PPD patients with IV infusions.  As we continue to build our market access capabilities, we are engaging in permitted discussions with payors as we plan for a potential launch. If approved as a treatment for PPD, brexanolone IV would be administered intravenously for 60 hours.  We are focused on enabling appropriate sites of care for administering brexanolone IV, including the potential for home infusion.

In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets.  We may decide to establish agreements or alliances with one or more distributors or pharmaceutical company collaborators to develop and commercialize one or more of our products candidates, if approved, particularly in certain territories outside the United States where we do not believe it makes business or strategic sense for us to proceed on our own.  We may also consider other partnering opportunities if we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, in each case depending on, among other things, the applicable indications, the expected development pathway and related costs, deal terms, our available resources and whether the transaction makes strategic sense.

Licenses

We have entered into several license agreements related to our proprietary formulation of brexanolone which are described below.  We have not entered into any license agreements with respect to our clinical-stage product candidates, SAGE-217 and SAGE-718.

CyDex Pharmaceuticals

In September 2015, we amended and restated our existing commercial license agreement with CyDex Pharmaceuticals, Inc., or CyDex. Under the terms of the commercial license agreement, as amended and restated, CyDex has granted us an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone or SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration.

Pursuant to the CyDex license, we are required during the term of the agreement to use commercially reasonable efforts to continue active, diligent development of the licensed product, to seek regulatory approval of the licensed product and to commercialize the licensed product following regulatory approval. We must deliver periodic progress reports to CyDex.

We are obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of $0.8 million in clinical milestones and $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; $1.3 million in clinical milestones and $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and $0.8 million in clinical milestones and $1.8 million in regulatory milestones for one field with respect to SAGE-689. The CyDex license is perpetual until terminated. We may terminate the CyDex agreement for convenience upon providing 180 days’ prior written notice to CyDex. Either party has the right to terminate the agreement for failure to cure a material breach in the applicable cure period.  We will also be required to pay royalties to CyDex on sales of brexanolone and SAGE-689, if successfully developed, in the low single digits based on levels of net sales.

We are also party to a supply agreement with CyDex. Under the supply agreement, we are required to purchase all of our requirements for Captisol with respect to brexanolone and SAGE-689 from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

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

Pursuant to this agreement, we are required to use commercially reasonable efforts to proceed with the development, manufacture and sale of one or more products containing allopregnanolone, a derived product under the agreement, for the treatment of SE, essential tremor and/or severe PPD. We are required to deliver written reports to the Regents describing our progress no later than 60 days subsequent to June 30 and December 31 of each fiscal year.

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

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. To protect our rights to our proprietary know-how and technology, we require all employees, as well as our consultants and CROs, when feasible, to enter into agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing, or may in the future pursue, will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be enforceable or provide sufficient protection from competitors.

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

Patents

We hold issued patents and pending patent applications in the United States, and in foreign countries we deem appropriate. Our intellectual property holdings include and are not limited to:

•	United States and foreign patent applications covering our proprietary formulation of brexanolone and uses of the formulation to treat various CNS disorders, including postpartum depression.
•	United States and foreign patent applications covering certain aspects of brexanolone, including courses of treatment, dosage regimens, and methods for manufacturing brexanolone IV.
•

One issued United States patent covering the composition of matter of SAGE-217 which expires in April 2034, subject to any potential extension; and pending United States and foreign patent applications covering SAGE-217, uses of SAGE-217 to treat various CNS disorders, and solid forms of SAGE-217.

•	United States and foreign patent applications covering SAGE-324, SAGE-105, and many other modulators of the GABAA receptor and uses of these compounds to treat various CNS disorders.
•

Two issued United States patents covering composition of matter and method of use of SAGE-689 which expire in December 2033. United States and foreign patent applications covering SAGE-689 and uses of SAGE-689 to treat various CNS disorders. These patents and patent applications are co-owned with Washington University, and Sage has an exclusive license to Washington University’s rights in these patents and patent applications.

•	United States and foreign patent applications covering SAGE-718 and many other modulators of the NMDA receptor, and uses of these compounds to treat various CNS disorders.

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

MDD patients are typically treated with a variety of anti-depressant medications such as SSRIs and SNRIs.    A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as esketamine, rapastinel, and apimostinel and the opioid receptor antagonist combination product, buprenorphine/samidorphan.

The treatment plan for bipolar depression commonly consists of a combination of medication and psychotherapy.  Medications used to treat bipolar depression include mood stabilizers, atypical antipsychotics and antidepressants.

There are a number of pharmacological treatments and nonpharmacological treatments for sleep disorders depending on the cause and nature of the sleep disruption.

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

U.S. drug development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold on a clinical investigation, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

In addition, under the Pediatric Research Equity Act, or PREA, certain NDAs or supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Under the Best Pharmaceuticals for Children Act, or BPCA, the FDA may also issue a Written Request asking a sponsor to conduct pediatric studies; if the sponsor agrees and meets certain requirements, the sponsor may be eligible to receive additional marketing exclusivity

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2018, the user fee for an application requiring clinical data, such as an NDA, is approximately $2.4 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of a standard NDA and respond to the applicant within 10 months from the filing date and, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and offers a significant improvement in the safety and effectiveness of  treatment, diagnosis or prevention compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. A product may also be eligible for accelerated approval. Drugs studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the drug, such as:

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

Additionally, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint over existing therapies on one or more indications. The benefits of breakthrough therapy designation includes the same benefits as fast track designation, plus intensive guidance from FDA to ensure an efficient drug development program and organizational commitment involving senior FDA managers.

Fast Track designation, priority review, accelerated approval and breakthrough designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric trials

The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP.

Post-marketing requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, and the Drug Supply Chain Security Act, or DSCSA, both parts of the FDCA.

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

Other regulatory matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Department of Health and Human Services; the United States Department of Justice; the Drug Enforcement Administration; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety and Health Administration; the Environmental Protection Agency; and state and local governments.

In the United States, arrangements and interactions with health care professionals, third-party payors, patients and others will expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations.  These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our products, if and when we obtain marketing approval.  In the U.S., federal and state health care laws and regulations that may affect our operations include:

•

The federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase or order, of a particular item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other.  Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance.  Violations of this law are punishable by up to five years in prison, criminal fines, damages, administrative civil money penalties, and exclusion from participation in federal healthcare programs.

•

The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government.  Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities.  The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false or fraudulent claim, the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price.

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investments interests held by physicians and their immediate family members. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to submit a report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers, and others restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.  Other states and cities require identification or licensing of sales representatives. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Substantial resources are necessary to ensure that our business arrangements and interactions with health care professionals, third party payors, patients and others comply with applicable health care laws and regulations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law, and if we are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government funded health care programs such as Medicare and Medicaid, or the curtailment or restructuring of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Numerous other laws may apply to our products.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA (“testing phase”) and the approval of that application (“approval phase”). This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phrase or the approval phase. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then owned or licensed patents, if any, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Data exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States granted under the FDCA. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

European Union new chemical entity exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but the generic product cannot be approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Rest of the world regulation

For other countries outside of the U.S. and EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Approval by a regulatory authority in one jurisdiction does not guarantee approval by comparable regulatory authorities in other jurisdictions. If we fail to comply with applicable foreign regulatory requirements applicable to a given country, we may not be able to obtain regulatory approval for our product candidates in such country if we choose to seek such approval, or we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

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

Third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product for which we received marketing approval could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, policies advanced by the current presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid. The ACA also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million). The reporting requirements apply only to manufacturers of products for which reimbursement is available under Medicare, Medicaid, or the Children’s Health Insurance Program.

The current presidential administration has identified repeal and replacement of the ACA as one of its priorities.  We do not know at this time what implications such an action would have on the current requirements or on our future business.

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

The Medicaid Drug Rebate Program and other governmental programs impose obligations to report pricing figures to the federal government. If we are successful in developing and gaining regulatory approval for our product candidates, we intend to participate in the Medicaid Drug Rebate Program, meaning that we will be subject to these price reporting and other compliance obligations. Other programs impose limits on the price we will be permitted to charge certain entities for our products, if any, for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of products for which we receive regulatory approval and could negatively impact our results of operations.

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. If we participate in the Medicaid Drug Rebate Program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the state for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicaid Drug Rebate Program. These data will include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the ACA or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Healthcare Reform Act obligates the Secretary of the Department of Health and Human Services (“HHS”) to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (“HRSA”), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we participate in the Medicaid Drug Rebate Program and become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug pricing program.

If we participate in the Medicaid Drug Rebate Program and consequently the 340B drug pricing program, we could be held liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in the Medicaid Drug Rebate Program and consequently the 340B drug pricing program, we cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we will be required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our covered outpatient drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non-FAMP”), which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $181,071 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

If we participate in the Medicaid Drug Rebate Program, Section 703 of the National Defense Authorization Act for FY 2008, will require us to pay quarterly rebates to DoD on utilization of innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Employees

As of February 15, 2018, we employed 257 full-time employees, including 189 in research and development and 68 in general and administrative and no part-time employees. 70 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. In May 2017, we entered into the Sixth Amendment to the Lease (the “Sixth Amendment”) to increase the amount of square feet of office space that we lease in a multi-tenant building. Prior to entering the Sixth Amendment, we rented 22,067 square feet of office space in this multi-tenant building under an operating lease that was scheduled to expire on February 28, 2022. The Sixth Amendment increased the amount of leased space at this location by 32,876 square feet, with the additional space consisting of (i) 8,200 square feet beginning on August 15, 2017, and (ii) 24,676 square feet beginning on January 1, 2018.  The lease for this additional space will expire on August 15, 2024.  Additionally, the term of the existing lease has been extended from March 1, 2022 until the expiration date of the Sixth Amendment on August 15, 2024. In May 2016, we entered into a separate lease that will expire on February 28, 2022, under which, beginning on September 1, 2016, we rent 19,805 square feet of additional office space in a separate multi-tenant building.

We expect to lease additional space prior to the expiration of our leases to meet the needs of the business.

Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we were not party to any legal proceedings or claims that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Annual Report, including in the foregoing Business section and later in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend heavily on the success of our current product candidates, of which our proprietary intravenous, or IV,  formulation of brexanolone has completed Phase 3 clinical development for postpartum depression, or PPD; SAGE-217 is in Phase 2 clinical development for major depressive disorder, or MDD, bipolar depression, PPD, Parkinson’s disease and sleep disorders; and other product candidates are at earlier stages. We cannot be certain that we will, within our expected timelines, file a new drug application, or NDA, in the U.S. or a marketing approval application, or MAA, in the European Union, or EU, seeking approval of brexanolone IV in PPD, or gain any such approval within the expected timeframes, or at all.  Even if brexanolone IV is approved for marketing and sale, there is no assurance that our commercialization efforts will be successful.  We also cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to SAGE-217 or any of other product candidates on the time-lines we expect. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product.

Our business currently depends heavily on our ability to file an NDA with the Unites States Food and Drug Administration, or FDA, seeking approval to market and sell brexanolone IV in the U.S. as a treatment for PPD, and to gain such approval. There is no assurance that we will be successful in our efforts to file an NDA on the time-line we expect or at all.  Even if we are able to make such filing, the FDA may not accept our filing as complete, or may not agree that the clinical and non-clinical data we have generated to date are sufficient to gain regulatory approval to commercialize brexanolone IV in PPD in the U.S.  Similarly, there is no assurance that we will file an MAA with the European Medicines Agency, or EMA with respect to brexanolone IV as a treatment for PPD in the EU, and even if we make such filing, we may not receive EMA approval.  The FDA, EMA or other regulatory authorities may, despite prior advice, determine that additional trials or data are necessary in order to file for or obtain approval.  Regulatory authorities may find fault with the data generated at one of our clinical sites or with the activities of our trial monitor or may disagree with our analyses of the results of our trials.  Regulatory authorities may also identify deficiencies or other issues with our manufacturing or quality systems or processes.  Any such findings or issues could require additional data or analyses or the need for changes to our systems or processes that could delay or prevent us from gaining approval of brexanolone IV.

Even if we gain approval of brexanolone IV, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.  We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, and to enable appropriate sites of care for administering the product, including the potential for home infusion.  In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets. If we receive regulatory approval to market or sell brexanolone IV or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to brexanolone or with respect to any other product candidate that may be approved in the future.  We may encounter issues, delays or unexpected challenges in launching or commercializing brexanolone IV or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth, availability or amount of reimbursement covering brexanolone IV or our other products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including, in the case of brexanolone, challenges related to the IV mode of administration.  We may not be successful in our efforts to enable home infusion as an option for site of administration of brexanolone IV, or even if home infusion is permitted as an option, we may not achieve market acceptance of such option.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.

Our business also depends heavily on our ability to complete clinical development and non-clinical studies of SAGE-217 and our other current product candidates, and to obtain regulatory approval and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, involving a high degree of risk.  We may not be able to demonstrate the efficacy and safety of SAGE-217 or any of our other current product candidates or any future product candidate at each stage of clinical development. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates.  The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.  Changes in formulation, or the need to refine or scale-up the manufacturing process, for our product candidates could delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes.  We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the time-lines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required or where the patient population is small or where there are existing therapies.  These types of delays can lead to delays in completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized.  Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S.

We are not permitted to market any of our other product candidates in the U.S. until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

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

•

if an NDA or MAA, for one of our product candidates is submitted, the FDA or applicable foreign regulatory authorities may approve the product candidate for a more limited patient population than we expect or with substantial use restrictions;

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

We cannot be certain that the results of our Phase 3 clinical trials of brexanolone IV in PPD will be sufficient to support the submission of an NDA or MAA for this product candidate in PPD or approval of such filings.

Based on input we have received from the FDA to date, we believe that the results of our Phase 3 clinical program in PPD, together with the results of non-clinical studies and prior clinical studies, will be sufficient to support the submission of an NDA with the FDA seeking marketing approval for brexanolone IV in PPD. We have also received PRIority MEdicines, or PRIME, designation from the EMA for brexanolone in the treatment of PPD in the EU. We anticipate that planned discussions with the European Medicines Agency, or EMA, will better inform timing of our planned MAA submission, the potential for conditional or full marketing approval and potential post-marketing clinical development obligations if our application is approved.  In either case, the FDA or EMA may require that we conduct additional clinical trials or non-clinical studies before we can submit an NDA or MAA for brexanolone IV in PPD or in order to gain approval of the NDA or MAA in PPD, despite the input we have received from the FDA or any advice we receive from the EMA and despite our current expectations.  Even if the results of our clinical trials are sufficient for us to file an NDA or MAA, with respect to brexanolone IV in PPD, and to obtain approval, we expect to have post-approval obligations which are likely to include additional clinical trials.

A Breakthrough Therapy designation or Fast Track designation by the FDA or PRIME designation by the EMA may not actually lead to a faster development or regulatory review or approval process.

We have received Breakthrough Therapy designation in the U.S. and PRIME designation in the EU for brexanolone in the treatment of PPD.  We have received Breakthrough Therapy designation and Fast Track designation for SAGE-217 in the treatment of MDD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for these product candidates in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, a proprietary IV formulation of brexanolone, has completed Phase 3 development for the treatment of patients with PPD. We are developing our next generation product candidate, SAGE-217, in MDD, bipolar depression, PPD, Parkinson’s disease and sleep disorders. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD, and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, Parkinson’s disease, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset. In addition, the IV infusion mode of administration for brexanolone may further limit the number of PPD patients who will be treated with the product if it is ultimately approved.  In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

If serious adverse events or other undesirable side effects are identified during the use of brexanolone IV, SAGE-217, SAGE-718 or any of our other product candidates in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect our development of such product candidates or our ability to gain regulatory approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, or could make it more difficult for us to enroll patients in our clinical trials.  If serious adverse events or other undesirable side effects, or unexpected characteristics of brexanolone IV, SAGE-217, SAGE-718 or of any of our other product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, expanded access, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect. The occurrence of any of these events could have a material adverse effect on our business.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the results from our Phase 3 clinical trials of brexanolone in PPD may not be replicated in our ongoing Phase 2 clinical trial of SAGE-217 in PPD, and the results of our Phase 2 placebo-controlled clinical trial of SAGE-217 in MDD may not be replicated in future planned clinical trials which will involve larger numbers of patients. For example, our results in an earlier clinical trial were not replicated in our Phase 3 clinical trial of brexanolone IV in SRSE. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and to generate revenue and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	denial by the FDA of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
•	delays in filing or receiving approvals of additional INDs that may be required;
•	negative results from our ongoing non-clinical studies or clinical trials;

•

challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in some cases, due to: the small size of the patient population being studied; the lack of proximity of some patients to trial sites; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trial; challenges associated with the nature of the clinical trial protocol; the availability of existing treatments for the relevant disease; the requirement for in-patient stays with respect to some of our trials; and competition from other clinical trial programs for similar indications, any of which could delay enrollment of patients in existing or future clinical trials of our product candidates;

•

delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

inadequate quantity or quality of supplies of a product candidate or other materials necessary to conduct clinical trials, for example as a result of delays in defining and implementing the manufacturing process for materials used in pivotal trials or for the manufacture of larger quantities or other delays or issues arising in the manufacturing of sufficient supply of finished drug product;

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

Changes in regulatory requirements or FDA guidance or unanticipated events during our non-clinical studies and clinical trials may force us to amend non-clinical studies and clinical trial protocols or the FDA or applicable regulatory authorities outside the U.S. may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our non-clinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our non-clinical studies or clinical trials, or if we are required to conduct additional non-clinical studies or clinical trials, the development pathway, and ultimately the commercial prospects, for our product candidates may be harmed and our ability to generate product revenue will be delayed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including current Good Clinical Practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials and all of our clinical sites comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs or contract manufacturers to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture supplies of our proprietary formulation of brexanolone for commercial use, if approved for marketing and sale, or of any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We are currently working with our contract manufacturers to prepare for validation and commercial manufacture of our proprietary formulation of brexanolone. We will rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to brexanolone IV, if approved. We will also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-217, SAGE-718 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit our NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our ability to develop and obtain regulatory approval for our product candidates and to market any approved products in the future. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not have long-term supply agreements in place with our contract manufacturers with respect to brexanolone IV or any of our other product candidates, and each batch of our product candidates is individually contracted under a quality agreement, service agreement and purchase order. If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our products, if approved.

Even if we receive marketing approval for our product candidates in the U.S., we may never seek or receive regulatory approval to market our product candidates outside of the U.S., or pricing and reimbursement outside the U.S. at acceptable levels.

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

If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate any revenue.

We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, and to enable appropriate sites of care for administering the product, including the potential for home infusion. In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets.  If we receive regulatory approval to market or sell brexanolone IV or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to brexanolone or with respect to any other product candidate that may be approved in the future.  We may encounter issues, delays or unexpected challenges in launching or commercializing brexanolone IV or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering brexanolone IV or our products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including, in the case of brexanolone, challenges related to the IV mode of administration.  We may not be successful in our efforts to enable home infusion as an option for site of administration of brexanolone IV, or even if home infusion is permitted as an option, we may not achieve market acceptance of such option. Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits

Even if we receive marketing approval for brexanolone IV or any of our other product candidates, our approved products may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

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
•

the potential and perceived advantages and limitations of our products, including in the case of our proprietary formulation of brexanolone, limitations arising from the IV infusion mode of administration, over current treatment options or alternative treatments, including future alternative treatments;

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any; or regulatory authorities may require labeling statements, such as boxed warnings, as a result of inclusion in a class of drugs for a particular disease.

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
•

regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication, including as a result of inclusion in a class of drugs for a particular disease;

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

Even if we receive marketing approval for our product candidates, including brexanolone IV, regulatory authorities may impose significant and potentially costly post-marketing obligations, including post-marketing studies, additional CMC work and additional pediatric studies.  In the event we elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional nonclinical studies or clinical trials be completed prior to commencement of such pediatric studies.  Regulatory authorities may also impose significant restrictions on our products, including restrictions on indicated uses or marketing.

If we are successful in our efforts to obtain approval of brexanolone IV and other product candidates, we expect that, prior to product launch, the DEA will need to determine the controlled substance schedule of brexanolone IV, and possibly such other product candidates, taking into account the recommendation of the FDA. The process may delay our ability to market any such product if it is approved.  Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

MDD patients are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs.    A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as esketamine, rapastinel, and apimostinel and the opioid receptor antagonist combination product, buprenorphine/samidorphan.

The treatment plan for bipolar depression commonly consists of a combination of medication and psychotherapy.  Medications used to treat bipolar depression include mood stabilizers, atypical antipsychotics and antidepressants.

There are a number of pharmacological treatments and nonpharmacological treatments for sleep disorders depending on the cause and nature of the sleep disruption.

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

Because we have limited financial and management resources, we focus on a limited number of clinical and research programs and product candidates and are currently focused on certain CNS disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.  If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which may have a material adverse effect on our business.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program and other governmental programs impose obligations to report pricing figures to the federal government. If we are successful in developing and gaining regulatory approval for our product candidates, we intend to participate in the Medicaid Drug Rebate Program, meaning that we will be subject to these price reporting and other compliance obligations. Other programs impose limits on the price we will be permitted to charge certain entities for our products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of products for which we receive regulatory approval and could negatively impact our results of operations.

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. If we participate in the Medicaid Drug Rebate Program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the state for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data will include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the ACA or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Healthcare Reform Act obligates the Secretary of the Department of Health and Human Services, or HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we participate in the Medicaid Drug Rebate Program and become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug pricing program.

If we participate in the Medicaid Drug Rebate Program and consequently the 340B drug pricing program, we could be held liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in the Medicaid Drug Rebate Program and consequently the 340B drug pricing program, we cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we will be required to participate in the VA Federal Supply Schedule, or FSS pricing program, established under Section 603 of the Veterans Health Care Act of

1992. Under this program, we will be obligated to make our covered outpatient drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price”, or Non-FAMP, which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $181,071 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

If we participate in the Medicaid Drug Rebate Program, Section 703 of the National Defense Authorization Act for FY 2008, will require us to pay quarterly rebates to DoD on utilization of innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our proprietary IV formulation of brexanolone is expected to be, and our other product candidates may be, regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may entail additional restrictions and cause delays in commercialization even if a product candidate is approved.

Before we can commercialize brexanolone IV, and potentially our other product candidates, it is expected that the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. If approved, brexanolone IV is expected to be, and our other product candidates may be, regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We expect that brexanolone IV will be, and our other product candidates may be, listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Other Schedule IV compounds include sedative hypnotics such as benzodiazepines.

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

Our future profitability may depend, in part, on our ability to gain approval of, and commercialize, our product candidates in foreign markets for which we may rely on collaborations with third parties. If we are able to gain approval for, and commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We currently have one issued patent covering the composition of matter of SAGE-217, one issued patent covering the composition of matter of SAGE-689, and one issued patent covering methods of using SAGE-689.  We do not have any other issued patents covering our lead product candidates, brexanolone IV, SAGE-217, SAGE-718, or SAGE-324. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for brexanolone IV only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations, that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of brexanolone. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

In addition, proceedings to enforce or defend our patents, if and when issued, could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents, if and when issued, covering our product candidates are invalidated or found unenforceable, our financial position and results of operations may be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered our product candidates, our financial position and results of operations may also be materially and adversely impacted.

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

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, CROs, outside scientific collaborators, and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign to us any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution or another party.

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

The U.S. Patent and Trademark Office, or U.S. PTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other formalities and provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

With respect to our proprietary formulation of brexanolone, we have entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop brexanolone for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical/regulatory milestones and, if approved and marketed, single-digit royalties on brexanolone. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our proprietary formulation of brexanolone are formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize brexanolone in its current formulations.

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

We are also party to a non-exclusive license with the Regents. Pursuant to this agreement the Regents granted us a non-exclusive, non-transferable license under all personal property rights of the Regents covering the tangible personal property in an IND application package owned by the Regents, or the Data, and a specified quantity of cGMP grade allopregnanolone, or the Material, to (i) use the Data for reference or incorporation in an IND for use of the Material as a treatment of SE, essential tremor and/or postpartum depression and (ii) use the Material or modifications of the Material to develop a pharmaceutical formulation for clinical trials for status epilepticus, essential tremor and/or postpartum depression. This agreement requires us to pay milestone payments in connection with the first derived product, which would include brexanolone, that meets the relevant milestones and we must also pay single-digit royalties for each derived product for a period of 15 years following the first commercial sale of such derived product. Termination of our license agreement with the Regents would have a material adverse impact on our ability to develop and commercialize derived products, which would include brexanolone.

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

If we do not obtain new chemical entity or other types of marketing and data exclusivity for brexanolone IV or our other product candidates and if we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms, our business may be materially harmed.

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We plan to seek NCE exclusivity for brexanolone, and our other product candidates.  There is also no guarantee that brexanolone or any of our other product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity will alone be sufficient to for our business.  Even if we are able to obtain NCE or data exclusivity under the FDCA, the applicable five-year and three-year exclusivity periods will not delay the submission or approval of a full NDA.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the future U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines, to fail to apply prior to expiration of relevant patents or otherwise to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our ability to generate revenues could be materially adversely affected.

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

The use of our product candidates in clinical trials and the sale of our products, if approved, expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product candidate we study or product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act”, or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility or interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate. We do not expect to recognize any tax expense in the year of enactment as our net deferred tax assets have a full valuation allowance recorded.  We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $482.9 million and $479.9 million, respectively, which begin to expire in 2031. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $12.7 million and $2.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2017, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income. The TCJA reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to the Company. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2017, we had received net proceeds of $969.0 million from such transactions. As of December 31, 2017, our cash, cash equivalents and marketable securities were $518.8 million. We have incurred significant net losses in each year since our inception, including net losses of $270.1 million for the year ended December 31, 2017 and $159.0 million for the year ended December 31, 2016. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch of brexanolone IV, if approved, and potentially other product candidates if successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive. We expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials, continue our discovery efforts, prepare to file for regulatory approval of brexanolone IV and potentially other product candidates, if we generate positive data in our clinical programs, and potentially commercialize brexanolone IV and other products, if successfully developed and approved. Depending on the status of development efforts, regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2017, our cash, cash equivalents and marketable securities were $518.8 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, in addition to the funds raised by our public offering of common stock in February 2018, will be sufficient to fund our anticipated level of operations into 2020. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, if any of our product candidates are approved, our stock price is likely to decline which would make a future financing more difficult.  Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

•

plans for, progress of, timing of, changes to, delays in or results from, clinical trials or nonclinical studies of our product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. In May 2017, we entered into the Sixth Amendment to the Lease (the “Sixth Amendment”) to increase the amount of square feet of office space that we lease in a multi-tenant building. Prior to entering the Sixth Amendment, we rented 22,067 square feet of office space in this multi-tenant building under an operating lease that was scheduled to expire on February 28, 2022. The Sixth Amendment increases the amount of leased space at this location by 32,876 square feet, with the additional space consisting of (i) 8,200 square feet beginning on August 15, 2017, and (ii) 24,676 square feet beginning on January 1, 2018.  The lease for this additional space will expire on August 15, 2024.  Additionally, the term of the existing lease has been extended from March 1, 2022 until the expiration date of the Sixth Amendment on August 15, 2024. In May 2016, we entered into a separate lease that will expire on February 28, 2022, under which, beginning on September 1, 2016, we rent 19,805 square feet of additional office space in a separate multi-tenant building. We expect to lease additional space prior to the expiration of our leases to meet the needs of the business.

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

On February 15, 2018, the closing price for our common stock as reported on the Nasdaq Global Market was $163.60. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the period indicated.

	Year Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$72.06	$44.55	$58.23	$26.28
Second Quarter	$88.93	$63.23	$39.99	$26.55
Third Quarter	$90.80	$60.23	$49.89	$29.81
Fourth Quarter	$173.36	$59.57	$56.45	$38.30

Stockholders

As of February 15, 2018, there were five stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since July 18, 2014, which is the date our shares began trading, through December 31, 2017, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on July 18, 2014, in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below are derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes included elsewhere in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Operating expenses:
Research and development	$210,277	$120,756	$69,357	$24,100	$14,357
General and administrative	62,878	39,407	25,293	9,710	3,922
Total operating expenses	273,155	160,163	94,650	33,810	18,279
Loss from operations	(273,155)	(160,163)	(94,650)	(33,810)	(18,279)
Interest income, net	3,099	1,211	178	8	1
Other expense, net	(64)	(35)	(23)	(9)	(3)
Net loss	(270,120)	(158,987)	(94,495)	(33,811)	(18,281)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(2,294)	(7)
Net loss attributable to common stockholders	$(270,120)	$(158,987)	$(94,495)	$(36,105)	$(18,288)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(7.09)	$(4.75)	$(3.40)	$(1.67)	$(12.26)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	38,113,678	33,492,795	27,778,288	21,574,347	1,492,288

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$306,235	$168,517	$186,753	$127,766	$8,066
Marketable securities	212,613	228,962	—	—	—
Working capital(2)	473,124	367,410	173,184	121,065	6,092
Total assets	529,937	404,531	189,016	129,665	8,532
Redeemable convertible preferred stock	—	—	—	—	37,709
Common stock and additional paid-in capital	1,066,064	688,963	335,035	188,730	139
Total stockholders’ equity (deficit)	475,475	368,517	173,695	121,885	(31,536)

(1)	See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share.
(2)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report on Form 10-K.  We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our lead product candidate, brexanolone (USAN) for intravenous, or IV, use, is a proprietary formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  We are developing brexanolone IV as a treatment for postpartum depression, or PPD.  PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth. In November 2017, we announced positive results from two blinded, placebo-controlled Phase 3 clinical trials of brexanolone IV in PPD.   We anticipate filing a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, in the first half of 2018 seeking approval to market and sell brexanolone IV as a treatment for PPD.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently developing SAGE-217 as a potential treatment for major depressive disorder, or MDD, bipolar depression, PPD, Parkinson’s disease and sleep disorders.  In the fourth quarter of 2017, we announced positive results from a blinded, placebo-controlled Phase 2 clinical trial of SAGE-217 in the treatment of MDD.  The FDA has granted Breakthrough Therapy designation to SAGE-217 in the treatment of MDD.  We expect to initiate additional clinical trials of SAGE-217 in MDD, and to commence initial clinical development of SAGE-217 in bipolar depression, in 2018.  We are also currently conducting a blinded, placebo-controlled Phase 2 clinical trial of SAGE-217 in PPD, and anticipate reporting top-line results from this trial in the fourth quarter of 2018.  In addition, we continue to advance our SAGE-217 development efforts in indications beyond our mood disorder program.  In 2017, we completed two open-label clinical trials of SAGE-217 in Parkinson’s disease. Based on the results of these trials, we expect to initiate a placebo-controlled Phase 2 clinical trial of SAGE-217 in Parkinson’s disease patients with residual tremor in 2018.  In early 2018, we also completed a placebo-controlled, exploratory clinical trial studying the impact of SAGE-217 on sleep in healthy volunteers using a 5-hour phase advance model of insomnia.  Based on the results of this trial, we plan to initiate clinical development of SAGE-217 in sleep disorders in 2018.  We may also explore the development of SAGE-217 in other indications.  In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689 which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be indications involving NMDA receptor hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We completed a single ascending dose trial of SAGE-718 in 2017, and plan to commence a multiple ascending dose trial in 2018.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $590.4 million as of December 31, 2017. Our net losses were $270.1 million, $159.0 million and $94.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance regulatory activities focused on the planned filing of an NDA for brexanolone IV in PPD in the U.S., and a future potential MAA filing in the EU;
•	continue preparations for a potential future commercial launch of brexanolone IV in PPD in the U.S., if approved;
•	advance SAGE-217 further in development, in MDD, bipolar depression, PPD, Parkinson’s disease, and sleep disorders;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;

•	continue non-clinical studies of SAGE-324 with potential future focus on epileptiform disorders, essential tremor and other indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

complete validation work and other supply chain activities related to brexanolone IV to be ready for commercial supply if our NDA is approved; refine and scale-up the manufacturing process for SAGE-217 to be ready for late stage clinical trials if we are able to proceed to that stage; improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, in addition to the funds raised by our public offering of common stock in February 2018, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into 2020. See “—Liquidity and Capital Resources”.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates, if approved for marketing and sale. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, size, rate of progress, and expense of our ongoing as well as any additional clinical trials, non-clinical studies, and other research and development activities;
•	future clinical trial and non-clinical study results;
•	decisions by regulatory authorities related to our product candidates;
•	uncertainties in clinical trial enrollment rate or design;
•	significant and changing government regulation; and
•	the receipt and timing of regulatory approvals, if any.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for our executive, finance, business, commercial, corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to evaluation, planning and preparation for a potential commercial launch; facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We anticipate that our general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities and prepare for the potential commercialization of brexanolone IV, if approved, and our other product candidates, if successfully developed. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. When determining accruals, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting expenses that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We recognize compensation expense for stock-based awards, including grants of stock options and restricted stock, made to employees and non-employee directors based on the estimated fair value on date of grant, over the requisite service period. For awards that vest upon achievement of a performance condition, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones, we recognize compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition.

We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.  For grants of restricted stock units, we base the fair value on the stock price as of the date of grant.

We recognize compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the award on each date on which the awards vest. Compensation expense is recognized over the vesting period, provided that services are rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options is re-measured using the then-current fair value of our common stock and updated assumptions in the Black-Scholes option-pricing model; and the fair value of restricted stock awards is re-measured using the then-current fair value of our common stock.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. Until July 18, 2014, we were a private company and we lacked company-specific historical and implied volatility information. Considering this and the short amount of time that we had been a public company, starting in 2016, we estimate our expected volatility using a weighted average of the historical volatility of our publicly-traded peer companies and the volatility of our common stock, and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our common stock. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of our options granted to non-employee consultants has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods that are approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The assumptions that we used to determine the fair value of stock options granted to employees and non-employee directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Expected volatility	79.89%	80.15%	90.54%
Risk-free interest rate	2.03%	1.47%	1.59%
Expected life of option	6.03 years	6.05 years	6.03 years

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates when valuing our stock options, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate for pre-vesting forfeitures, we have considered our historical experience of actual forfeitures. If our future actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recognized in the current period.

Stock-based compensation expense recognized during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$19,893	$11,197	$5,924
General and administrative	15,641	11,823	9,316
	$35,534	$23,020	$15,240

At December 31, 2017, we had unrecognized stock-based compensation expense related to our unvested service-based stock option awards of $94.4 million, which is expected to be recognized over the remaining weighted average vesting period of 2.58 years.

At December 31, 2017, 670,637 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $16.4 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$210,277	$120,756	$89,521
General and administrative	62,878	39,407	23,471
Total operating expenses	$273,155	$160,163	$112,992
Loss from operations	(273,155)	(160,163)	(112,992)
Interest income, net	3,099	1,211	1,888
Other expense, net	(64)	(35)	(29)
Net loss	$(270,120)	$(158,987)	$(111,133)

Research and development expenses

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$79,950	$54,363	$25,587
SAGE-217	44,327	18,668	25,659
SAGE-718	5,691	6,457	(766)
Other research and development programs	13,625	9,594	4,031
Unallocated expenses	66,684	31,674	35,010
Total research and development expenses	$210,277	$120,756	$89,521

Research and development expenses for the year ended December 31, 2017 were $210.3 million, compared to $120.8 million for the year ended December 31, 2016. The increase of $89.5 million was primarily due to the following:

•

an increase of $25.6 million in expenses related to our brexanolone program, due to the continued advancement of the program in clinical development, including conduct of the Phase 3 clinical trials in SRSE and the Phase 3 clinical trials in PPD; conduct of supporting clinical pharmacology studies; an increase in chemistry, manufacturing and control, or CMC, work in preparation for a potential filing for regulatory approval; and an estimate of future remaining costs for the close-out of the Phase 3 clinical trial in SRSE. No expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were incurred in the year ended December 31, 2017. Expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were $0.8 million for the year ended December 31, 2016;

•

an increase of $25.7 million in expenses related to conduct of our Phase 2 clinical trials of SAGE-217 in MDD, essential tremor, Parkinson’s disease and PPD, conduct of supporting clinical pharmacology studies and production of clinical supply to support these clinical trials;

•	a decrease of $0.8 million in expenses related to conduct of our Phase 1 clinical trial of SAGE-718 due to the timing of certain activities;

•

an increase of $4.0 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $35.0 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $8.7 million of non-cash stock-based compensation and an increase of $20.4 million in other employee-related costs, mainly for salaries. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the year ended December 31, 2017. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $2.3 million for the year ended December 31, 2016.

General and administrative expenses

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel-related	$33,240	$22,107	$11,133
Professional fees	12,162	6,941	5,221
Commercial planning	11,176	5,268	5,908
Other	6,300	5,091	1,209
Total general and administrative expenses	$62,878	$39,407	$23,471

General and administrative expenses for the years ended December 31, 2017 and 2016 were $62.9 million and $39.4 million, respectively.  The increase of $23.5 million was primarily due to the following:

•

an increase of $11.1 million in personnel-related costs in connection with the hiring of additional full-time employees to support operations, finance, human resources, legal and planned commercial activities. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the year ended December 31, 2017. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $2.7 million for the year ended December 31, 2016;

•	an increase of $5.2 million in professional fees associated with expanding operations, including costs related to audit, legal, and tax-related services, as well as investor relations costs;

•

an increase of $5.9 million in costs related to preparations for a potential commercial launch, if we are successful in our efforts to file an NDA and obtain regulatory approval of brexanolone IV in the U.S.; and

•

an increase of $1.2 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the years ended December 31, 2017 and 2016 were $3.0 million and $1.2 million, respectively.  The primary reason for the increase was the increase in interest income because we owned marketable securities throughout the year ended December 31, 2017, after making our initial purchase of marketable securities during the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$120,756	$69,357	$51,399
General and administrative	39,407	25,293	14,114
Total operating expenses	160,163	94,650	65,513
Loss from operations	(160,163)	(94,650)	(65,513)
Interest income, net	1,211	178	1,033
Other expense, net	(35)	(23)	(12)
Net loss	$(158,987)	$(94,495)	$(64,492)

Research and development expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
		(in thousands)
brexanolone (SAGE-547)	$54,363	$38,104	$16,259
SAGE-217	18,668	6,408	12,260
SAGE-718	6,457	3,317	3,140
Other research and development programs	9,594	7,535	2,059
Unallocated expenses	31,674	13,993	17,681
Total research and development expenses	$120,756	$69,357	$51,399

Research and development expenses for the year ended December 31, 2016 were $120.8 million, compared to $69.4 million for the year ended December 31, 2015. The increase of $51.4 million was primarily due to the following:

•

an increase of $16.3 million in expenses related to our brexanolone program, due to the continued advancement of the program in clinical development, including ongoing enrollment in the Phase 3 clinical trial in SRSE; completion of the Phase 2 clinical trial of brexanolone IV in PPD; commencement of the Phase 3 clinical trial of brexanolone IV in PPD; conduct of supporting clinical pharmacology studies; and an increase in chemistry, manufacturing and control (CMC) work in preparation for a potential filing for regulatory approval.  Expenses related to payments to consultants and licensors upon achievement of certain clinical development milestones were $0.8 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively;

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

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of December 31, 2017, we had an accumulated deficit of $590.4 million. From our inception through December 31, 2017, we received net proceeds of $969.0 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our IPO in July 2014 and follow-on offerings in April 2015, January 2016, September 2016 and November 2017.

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

On November 17, 2017, we completed the sale of 4,058,822 shares of our common stock in an underwritten public offering at a price to the public of $85.00 per share, resulting in net proceeds of $325.8 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of December 31, 2017, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $518.8 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(219,277)	$(118,678)	$(70,681)
Investing activities	15,177	(230,540)	(198)
Financing activities	341,818	330,982	129,866
Net increase (decrease) in cash and cash equivalents	$137,718	$(18,236)	$58,987

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $219.3 million, compared to $118.7 million for the year ended December 31, 2016. The increase of $100.6 million was primarily due to the following:

•

An increase of $111.1 million in cash used related to our net loss, primarily due to increased research and development activities related to our lead development programs along with increased headcount in related functions, and increased general and administrative expenses due to increased headcount and other costs to support our expanding operations;

•	Offset by an increase of $12.8 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring during the year; and

•	Offset by an increase of $2.3 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

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

Investing Activities

During the years ended December 31, 2017 and 2016, net cash provided by investing activities was $15.2 million and net cash used by investing activities was $230.5 million, respectively.  During the year ended December 31, 2017, we purchased and sold marketable securities, as part of managing our cash and investments portfolio.  During the year ended December 31, 2016, we used $259.1 million to purchase marketable securities and received proceeds of $30.5 million from sales of marketable securities.

During the years ended December 31, 2016 and 2015, net cash used by investing activities was $230.5 million and $0.2 million, respectively.  During the year ended December 31, 2016, we used $259.1 million to purchase marketable securities and received proceeds of $30.5 million from sales of marketable securities.  During the year ended December 31, 2015, we owned no marketable securities.

Financing Activities

During the years ended December 31, 2017, 2016 and 2015, net cash provided by financing activities was $341.8 million, $331.0 million and $129.9 million, respectively.

•

Net cash provided by financing activities in the year ended December 31, 2017 primarily consisted of $325.8 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, in addition to the funds raised by our public offering of common stock in February 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. During that time, we expect that our expenses will increase substantially as we:

•	advance regulatory activities focused on a planned filing of an NDA for brexanolone IV in PPD in the U.S. and a future potential regulatory filing in the EU, and support such filings;
•	continue preparations for a potential future commercial launch of brexanolone IV, in the U.S., if approved;
•	advance SAGE-217 further in development in MDD, bipolar depression, PPD, Parkinson’s disease, and sleep disorders;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•

continue non-clinical studies of SAGE-324 with a potential focus on with potential future focus on indications with high frequencies of seizures, essential tremor and other indications involving GABA hypofunction;

•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

complete validation work and other supply chain activities related to brexanolone IV to be ready for commercial supply if our NDA is approved; refine and scale-up the manufacturing process for SAGE-217 to be ready for late stage trials if we are able to proceed to that stage; continue to improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

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

Our future capital requirements will depend on many factors, including:

•

the level, timing and amount of costs associated with preparing for a potential future commercial launch of brexanolone IV in the near term, and, if we are successful in obtaining regulatory approval, the cost of executing a commercial launch of brexanolone IV;

•

the initiation, progress, timing, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing regulatory filings;

•

the ability of SAGE-217 and our other product candidates to progress through clinical development successfully; and the level, timing and amount of costs associated with preparing for a potential future commercial launch of any such product candidate that is successfully developed;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$27,276	$4,444	$9,169	$8,213	$5,450
Total(1)(2)(3)(4)	$27,276	$4,444	$9,169	$8,213	$5,450

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)

In May 2017, we entered into the Sixth Amendment to the Lease (“Sixth Amendment”) to increase the amount of square feet of office space that we lease in a multi-tenant building. Prior to entering the Sixth Amendment, we rented 22,067 square feet of office space in this multi-tenant building under an operating lease that was scheduled to expire on February 28, 2022. The Sixth Amendment increases the amount of leased space at this location by 32,876 square feet, with the additional space consisting of (i) 8,200 square feet beginning on August 15, 2017, and (ii) 24,676 square feet beginning on January 1, 2018.  The lease for this additional space will expire no later than August 15, 2024.  Additionally, the term of the existing lease has been extended from March 1, 2022 until the expiration date of the Sixth Amendment on August 15, 2024. In May 2016, we entered into a separate lease that will expire on February 28, 2022, under which, beginning on September 1, 2016, we rent 19,805 square feet of additional office space in a separate multi-tenant building. We expect to lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the year ended December 31, 2017, we did not record any expense or make any milestone payments under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the year ended December 31, 2017, we did not record any expense or make any milestone payments under this consulting agreement.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of approximately $518.8 million as of December 31, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2017.

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

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2018

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$306,235	$168,517
Marketable securities	212,613	228,962
Prepaid expenses and other current assets	6,227	5,100
Total current assets	525,075	402,579
Property and equipment, net	4,013	1,388
Restricted cash	849	564
Total assets	$529,937	$404,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,350	$12,817
Accrued expenses	42,601	22,352
Total current liabilities	51,951	35,169
Other liabilities	2,511	845
Total liabilities	54,462	36,014
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2017 and 2016; 42,003,894 and 37,222,518 shares issued at December 31, 2017 and 2016, respectively; 42,002,934 and 37,222,172 shares outstanding at December 31, 2017 and 2016, respectively	5	4
Treasury stock, at cost, 960 and 346 shares at December 31, 2017 and 2016, respectively	(113)	(17)
Additional paid-in capital	1,066,059	688,959
Accumulated deficit	(590,447)	(320,327)
Accumulated other comprehensive loss	(29)	(102)
Total stockholders’ equity	475,475	368,517
Total liabilities and stockholders’ equity	$529,937	$404,531

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$210,277	$120,756	$69,357
General and administrative	62,878	39,407	25,293
Total operating expenses	273,155	160,163	94,650
Loss from operations	(273,155)	(160,163)	(94,650)
Interest income, net	3,099	1,211	178
Other expense, net	(64)	(35)	(23)
Net loss	$(270,120)	$(158,987)	$(94,495)
Net loss per share—basic and diluted	$(7.09)	$(4.75)	$(3.40)
Weighted average number of common shares outstanding—basic and diluted	38,113,678	33,492,795	27,778,288
Comprehensive loss:
Net loss	$(270,120)	$(158,987)	$(94,495)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	73	(102)	—
Total other comprehensive gain (loss)	73	(102)	—
Total comprehensive loss	$(270,047)	$(159,089)	$(94,495)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	other		Total
	Common Stock		Treasury Stock		Paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balances at December 31, 2014	25,621,791	$3	—	$—	$188,727	$—	$(66,845)	$121,885
Issuance of common stock from exercise of stock options	417,475	—	—	—	603	—	—	603
Vesting of restricted stock	128,051	—	—	—	17	—	—	17
Issuance of common stock under employee stock purchase plan	3,852	—	—	—	127	—	—	127
Issuance of common stock in payment of consultant fees	23,809	—	—	—	1,211	—	—	1,211
Stock-based compensation expense	—	—	—	—	15,176	—	—	15,176
Public offering of common stock, net of offering costs	2,628,571	—	—	—	129,171	—	—	129,171
Net loss	—	—	—	—	—	—	(94,495)	(94,495)
Balances at December 31, 2015	28,823,549	3	—	—	335,032	—	(161,340)	173,695
Issuance of common stock from exercise of stock options	124,557	—	—	—	1,011	—	—	1,011
Vesting of restricted stock	42,781	—	—	—	11	—	—	11
Issuance of common stock under employee stock purchase plan	10,499	—	—	—	510	—	—	510
Purchase of treasury stock	—	—	346	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	—	—	22,855	—	—	22,855
Public offerings of common stock, net of offering costs	8,220,786	1	—	—	329,540	—	—	329,541
Unrealized loss on available-for-sale securities	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	(158,987)	(158,987)
Balances at December 31, 2016	37,222,172	4	346	(17)	688,959	(102)	(320,327)	368,517
Issuance of common stock from exercise of stock options	706,222	1	—	—	15,436	—	—	15,437
Issuance of common stock under employee stock purchase plan	15,718	—	—	—	771	—	—	771
Purchase of treasury stock	—	—	614	(96)	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	35,142	—	—	35,142
Public offering of common stock, net of offering costs	4,058,822	—	—	—	325,751	—	—	325,751
Unrealized gain on available-for-sale securities	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(270,120)	(270,120)
Balances at December 31, 2017	42,002,934	$5	960	$(113)	$1,066,059	$(29)	$(590,447)	$475,475

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(270,120)	$(158,987)	$(94,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,534	23,020	15,240
Non-cash licensing and consulting fees	—	—	1,211
Premium on marketable securities	(105)	(756)	—
Amortization of premium (discount) on marketable securities	(293)	286	—
Depreciation	531	281	115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,127)	(3,362)	(681)
Accounts payable	(3,693)	7,796	2,590
Accrued expenses and other liabilities	19,996	13,044	5,339
Net cash used in operating activities	(219,277)	(118,678)	(70,681)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	261,225	30,499	—
Purchases of marketable securities	(244,403)	(259,093)	—
Purchases of property and equipment	(1,360)	(1,421)	(198)
Increase in restricted cash	(285)	(525)	—
Net cash provided by (used in) investing activities	15,177	(230,540)	(198)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	15,972	1,406	730
Payments of offering costs	(179)	(599)	(584)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	326,025	330,175	129,720
Net cash provided by financing activities	341,818	330,982	129,866
Net increase (decrease) in cash and cash equivalents	137,718	(18,236)	58,987
Cash and cash equivalents at beginning of period	168,517	186,753	127,766
Cash and cash equivalents at end of period	$306,235	$168,517	$186,753
Supplemental disclosure of non-cash financing activities
Purchases of property and equipment financed with landlord tenant incentive	$1,665	$—	$—
Purchases of property and equipment included in accounts payable	$138	$8	$—
Public offering costs included in accounts payable or accrued expenses	$95	$—	$165

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of the Business

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

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2017, the Company had an accumulated deficit of $590.4 million. From its inception through December 31, 2017, the Company received net proceeds of $969.0 million from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016 and November 2017. In February 2018, the Company received net proceeds of $631.1 million from the sale of common stock (see Note 13). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2017, cash equivalents were comprised of money market funds and overnight reverse repurchase agreements. As of December 31, 2016, cash equivalents were comprised of money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  No declines in value were deemed to be other than temporary during the year ended December 31, 2017.

Restricted Cash

A deposit of $39,000 was restricted from withdrawal as of December 31, 2017 and 2016. The restriction is related to securing the lease for the initial facility of the Company and the restriction expires in 2024, in accordance with the most recent amendment to the operating lease agreement. This balance is included in restricted cash on the accompanying consolidated balance sheets.  For this same facility, a deposit of $0.3 million was restricted from withdrawal as of December 31, 2017.  The restriction is related to securing an amendment to the lease of the initial facility of the Company and the restriction expires in 2024, in accordance with the most recent amendment to the operating lease agreement.  This balance is included in restricted cash on the accompanying consolidated balance sheets.

A deposit of $0.5 million was restricted from withdrawal as of December 31, 2017 and 2016. The restriction is related to securing the separate facility lease in May 2016 that will expire on February 28, 2022, under which, beginning on September 1, 2016, the Company rents 19,805 square feet of additional office space in a separate multi-tenant building. The restriction expires in 2022, in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying consolidated balance sheets.

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

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Patent Costs

The Company expenses patent costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock, made to employees and nonemployee directors based on the estimated fair value on the date of grant, over the requisite service period.

The Company recognizes compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the award on each date on which the awards vest. Compensation expense is recognized over the vesting period, provided that services are rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options is re-measured using the then-current fair value of our common stock and updated assumptions in the Black-Scholes option-pricing model; and the fair value of restricted stock awards is re-measured using the then-current fair value of our common stock.

For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock, and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price for the duration of the expected term. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as

“plain-vanilla” options, while the expected term of its options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company also applies a forfeiture rate in order to calculate stock-based compensation expense. Expected forfeitures are based on the historical experience of the Company and management’s expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised. The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest.

Treasury Stock

The Company records treasury stock at cost.  Treasury stock consists of shares received from an employee as consideration for exercises of stock options.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potentially-dilutive common shares, by assuming the dilutive effect of outstanding stock options and unvested restricted stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, because dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company reported a net loss for the years ended December 31, 2017, 2016 and 2015.

Risks and Uncertainties

The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration or foreign regulatory agencies prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts for all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company’s cash equivalents and marketable securities at December 31, 2017 and 2016 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2017 and 2016, respectively.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The singular focus of the Company is on advancing medicines to treat central nervous system disorders, where there are inadequate or no approved existing therapies. All tangible assets are held within the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2017 and 2016, the difference between net loss and comprehensive loss was the unrealized gain (loss) on marketable securities.  For the year ended December 31, 2015, there was no difference between net loss and comprehensive loss.

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

On November 17, 2017, the Company completed the sale of 4,058,822 shares of its common stock at a price to the public of $85.00 per share, resulting in net proceeds to the Company of $325.8 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

Also see Note 13, “Subsequent Event”.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective on January 1, 2018. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company in the fiscal year beginning January 1, 2018, but early adoption is permissible. After adopting the standard, the amounts of restricted cash shown on the consolidated balance sheets of the Company would be included in cash and cash equivalents in the statement of cash flows. For the years ended December 31, 2017 and 2016, our restricted cash and restricted cash equivalents were not significant. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, which applies to entities that change the terms or conditions of a share-based payment award. The amendments in this standard include guidance on determining whether changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, and if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, then the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements and related disclosures.

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

The following tables summarize the Company’s money market funds and marketable securities as of December 31, 2017 and 2016:

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$306,235	$306,235	$—	$—
Total cash equivalents	306,235	306,235	—	—
Marketable securities:
U.S. government securities	49,606	—	49,606	—
U.S. corporate bonds	48,959	—	48,959	—
U.S. commercial paper	65,583	—	65,583	—
International commercial paper	48,465	—	48,465	—
Total marketable securities	212,613	—	212,613	—
Total cash equivalents and marketable securities	$518,848	$306,235	$212,613	$—

	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$168,517	$168,517	$—	$—
Total cash equivalents	168,517	168,517	—	—
Marketable securities:
U.S. government securities	100,031	—	100,031	—
U.S. corporate bonds	58,452	—	58,452	—
International corporate bonds	24,190	—	24,190	—
U.S. commercial paper	30,351	—	30,351	—
International commercial paper	15,938	—	15,938	—
Total marketable securities	228,962	—	228,962	—
Total cash equivalents and marketable securities	$397,479	$168,517	$228,962	$—

During the years ended December 31, 2017 and 2016, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2017 and 2016:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$49,612	$—	$(6)	$49,606
U.S. corporate bonds	48,982	2	(25)	48,959
U.S. commercial paper	65,583	—	—	65,583
International commercial paper	48,465	—	—	48,465
	$212,642	$2	$(31)	$212,613

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$100,055	$2	$(26)	$100,031
U.S. corporate bonds	58,508	—	(56)	58,452
International corporate bonds	24,212	—	(22)	24,190
U.S. commercial paper	30,351	—	—	30,351
International commercial paper	15,938	—	—	15,938
	$229,064	$2	$(104)	$228,962

As of December 31, 2017, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of December 31, 2017 and 2016, the Company held 11 and 27 marketable securities, respectively, that were in a loss position for less than one year due to fluctuations in interest rates.

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2017 and 2016.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(in thousands)
Computer hardware and software	$1,090	$708
Furniture and equipment	1,029	695
Leasehold improvements	2,967	527
	5,086	1,930
Less: Accumulated depreciation	(1,073)	(542)
	$4,013	$1,388

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.3 million and $0.1 million, respectively.

The useful life for computer hardware and software is 3 years, furniture and equipment is 5 years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
	(in thousands)
Development costs	$23,473	$14,541
Employee-related expenses	15,838	5,948
Professional services	3,166	1,751
Other accrued expenses	124	112
	$42,601	$22,352

5.	Commitments and Contingencies

Operating Leases

In May 2017, the Company entered into the Sixth Amendment to the Lease (“the Sixth Amendment”) to increase the amount of square feet of office space that the Company leases in a multi-tenant building. Prior to entering the Sixth Amendment, the Company rented 22,067 square feet of office space in this multi-tenant building under an operating lease that was scheduled to expire on February 28, 2022. The Sixth Amendment increased the amount of leased space at this location by 32,876 square feet, with the additional space consisting of (i) 8,200 square feet beginning on August 15, 2017, and (ii) 24,676 square feet beginning on January 1, 2018.  The lease for this additional space will expire no later than August 15, 2024.  Additionally, the term of the existing lease has been extended from March 1, 2022 until the expiration date of the Sixth Amendment on August 15, 2024.

In May 2016, the Company entered into a separate lease that will expire on February 28, 2022, under which, beginning on September 1, 2016, the Company rents 19,805 square feet of additional office space in a separate multi-tenant building.

Rent expense, net of sublease income, for the years ended December 31, 2017, 2016 and 2015, was $3.7 million, $2.0 million, and $0.4 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2017:

Years Ending December 31,	(in thousands)
2018	$4,444
2019	4,537
2020	4,632
2021	4,728
2022	3,485
Thereafter	5,450
$27,276

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating the Company’s compounds known as brexanolone and SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As consideration for the inclusion of SAGE-689 in the license granted by CyDex, the Company paid to CyDex $0.1 million, which was recorded as research and development expense for the year ended December 31, 2015 in connection with the execution of the amended and restated license agreement.

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

For the year ended December 31, 2015, additional clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and made cash payments totaling $0.8 million.

For the year ended December 31, 2016, additional clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and made cash payments totaling $0.8 million.

For the year ended December 31, 2017, the Company did not record any expense or make any milestone payments related to clinical development milestones for the brexanolone program under the license agreement with CyDex.

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

For the years ended December 31, 2017 and 2016, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

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

For the years ended December 31, 2017 and 2016, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones.

During the year ended December 31, 2014, the first clinical development milestones for each of two programs included in the consulting agreement were met. Accordingly, the Company recorded research and development expense for the year ended December 31, 2014 of $0.2 million, comprised of $50,000 in cash and $0.1 million related to the issuance of 15,872 shares of the Company’s common stock, related to the achievement of these milestones.

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

For the years ended December 31, 2017 and 2016, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

6.	Preferred Stock

The Board of Directors of the Company is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board of Directors of the Company can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board of Directors of the Company may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2017 and 2016, the Company had no shares of preferred stock issued or outstanding. The preferred stock was classified under stockholders’ equity as of December 31, 2017 and 2016.

7.	Common Stock

As of December 31, 2017 and 2016, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2017 and 2016, no dividends have been declared.

During the year ended December 31, 2017, the Company received 614 shares of the Company’s common stock from an employee as proceeds for an exercise of stock options.  The total cost of shares held in treasury at December 31, 2017 was $113,000.

During the year ended December 31, 2016, the Company received 346 shares of the Company’s common stock from an employee as proceeds for an exercise of stock options.  The total cost of shares held in treasury at December 31, 2016 was $17,000.

8.	Stock-Based Compensation

Restricted Stock Units

During the year ended December 31, 2017, the Company granted 32,500 restricted stock units to employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  During the year ended December 31, 2017, the Company recorded $0.6 million of stock-based compensation expense related to its restricted stock units. These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant, which will be in February 2018 and February 2019, respectively.

The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2016	—
Granted	32,500
Vested	—
Forfeited	(3,400)
Outstanding as of December 31, 2017	29,100

Stock Option Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company will no longer grant stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective. As of December 31, 2017, the total number of shares reserved under all equity plans is 7,866,789, and the Company had 2,251,096 shares available for future issuance under such plans.

On December 15, 2016, the Board of Directors of the Company approved the 2016 Inducement Equity Plan (the “2016 Stock Option Plan”), for which the initial grants were during the year ended December 31, 2017. The 2016 Stock Option Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2018, 1,680,117 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2017, were added to the 2014 Stock Option Plan.

Terms of restricted stock awards, restricted stock units, and stock options, including vesting requirements, are determined by the Board of Directors or the Compensation Committee of the Board of Directors, subject to the provisions of the applicable stock option plan. Options granted by the Company, that are not performance-based, generally vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with a 25% cliff vesting at the one year anniversary. All option awards expire in 10 years.

During the years ended December 31, 2017, 2016 and 2015, the Company granted 449,208, 74,039 and 497,100 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the year ended December 31, 2015, one milestone was achieved. This milestone represents 35% of the performance-based option grants that were made during the year ended December 31, 2015. During the year ended December 31, 2015, the Company recognized stock-based compensation expense related to this milestone of $4.8 million.

During the year ended December 31, 2016, one milestone was achieved.  This milestone represents 50% and 30% of the performance-based option grants that were made during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company recognized stock-based compensation expense related to this milestone of $5.0 million.

During the year ended December 31, 2017, the achievement of the remaining milestones that are the criteria for vesting of performance-based stock options was considered not probable, nor met, and therefore no expense has been recognized related to these awards for the year ended December 31, 2017.

Stock-based compensation expense for stock options, restricted stock units and the employee stock purchase plan recognized during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$19,893	$11,197	$5,924
General and administrative	15,641	11,823	9,316
	$35,534	$23,020	$15,240

Stock-based compensation expense by award type recognized during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock options	$34,525	$22,820	$14,796
Restricted stock units	617	—	—
Employee stock purchase plan	392	166	117
Restricted stock awards	—	34	327
	$35,534	$23,020	$15,240

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees and on a graded basis for awards to non-employees over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the years ended December 31, 2017, 2016 and 2015 was $41.94, $24.97 and $34.08, respectively.

The fair value of each option granted to employees and nonemployee directors during the years ended December 31, 2017, 2016 and 2015 under the Company’s stock option plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Expected volatility	79.89%	80.15%	90.54%
Risk-free interest rate	2.03%	1.47%	1.59%
Expected life of option	6.03 years	6.05 years	6.03 years

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

Expected term (in years): the expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company has been publicly-traded since July 2014, and there is not sufficient historical term data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to estimate the expected term of options granted to employees. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2017, 2016 and 2015, forfeiture rates of 13.3%, 9.6% and 10.0%, respectively, were applied.

For options granted to non-employees, the expected term is 10 years, which is the contractual term of each option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,231,807	$29.99	8.24	$92,843
Granted	2,360,933	60.59
Exercised	(765,950)	20.94
Forfeited	(240,197)	43.61
Outstanding as of December 31, 2017	5,586,593	$43.58	8.09	$676,717
Vested and expected to vest as of December 31, 2017	4,504,257	$42.22	7.98	$551,729
Exercisable as of December 31, 2017	2,045,229	$27.95	6.99	$279,699

At December 31, 2017, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $94.4 million, which is expected to be recognized over the remaining weighted average vesting period of 2.58 years. The total fair value of options vested for the years ended December 31, 2017, 2016 and 2015 was $24.2 million, $24.1 million, and $9.2 million, respectively.

At December 31, 2017, 670,637 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $16.4 million.

The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $77.7 million, $4.6 million and $28.4 million, respectively.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. A total of 282,000 shares of common stock were initially authorized for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. As of December 31, 2017, 30,069 shares have been issued under this plan. At December 31, 2017, accrued expenses includes $0.3 million of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2017.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(270,120)	$(158,987)	$(94,495)
Denominator:
Weighted average common stock outstanding—basic	38,113,678	33,492,795	27,778,288
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—
Weighted average common stock outstanding—diluted	38,113,678	33,492,795	27,778,288
Net loss per share—basic and diluted	$(7.09)	$(4.75)	$(3.40)

The following common stock equivalents outstanding as of December 31, 2017 and 2016 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2017	2016
Stock options	4,915,956	3,985,935
Restricted stock units	29,100	—
Employee stock purchase plan	11,683	6,784
	4,956,739	3,992,719

Stock options that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the common stock equivalents outstanding because meeting the performance conditions is not considered probable.

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

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax due at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal	5.1	4.2	4.0
Stock-based compensation	6.4	(1.0)	(0.9)
Foreign rate differential	(3.2)	(3.1)	(3.1)
Federal and state credits	7.2	10.3	13.2
Change in valuation allowance	(22.5)	(41.5)	(43.1)
Other	—	—	0.1
Federal and state rate change	(24.6)	—	—
Research and orphan drug credit addback	(2.4)	(2.9)	(4.2)
	0.0%	0.0%	0.0%

Significant components of the Company’s net deferred tax asset at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Net operating losses	$131,151	$84,374
Capitalized start-up costs	1,362	2,155
Accounting method change	—	(673)
Tax credit carryforwards	54,523	33,477
Accrued expenses	3,057	2,287
Depreciation and amortization	685	999
Stock options	13,573	12,103
Others	1,090	350
Total net deferred tax asset before valuation allowance	205,441	135,072
Valuation allowance	(205,441)	(135,072)
Net deferred tax asset	$—	$—

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $482.9 million and $479.9 million, respectively, which begin to expire in 2031. As of December 31, 2017, the Company had federal and state research and development tax credits carryforwards of $12.7 million and $2.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2017, the Company had federal orphan drug tax credit carry forwards of $40.0 million, which begin to expire in 2034.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“The TCJA). This legislation reduced the U.S. corporate tax rate from the existing rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. This revaluation resulted in a reduction to the Company’s deferred tax asset of $66.4 million. This amount was offset by a corresponding reduction to the Company’s valuation allowance. The other provisions of the TCJA did not have a material impact on the December 31, 2017 consolidated financial statements. Estimates used to prepare our income tax expense are based on the Company’s initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U. S. Treasury regarding implementation of the TCJA, and the potential for additional guidance from the Securities and Exchange Commission and the FASB related to the TCJA, these estimates may be adjusted during fiscal 2018 to reflect any such guidance provided.

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets as of December 31, 2016 associated with net operating losses have increased by $8.0 million and the deferred tax assets associated with federal and state research credits increased by $1.4 million.   These amounts will be offset by a corresponding increase in the valuation allowance.  The adoption of ASU 2016-09 has no impact to the Company’s operations, financial position or cash flows.

As of December 31, 2017, net deferred tax assets increased approximately $70.4 million, primarily due to the operating loss and tax credits incurred during the year. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $205.4 million and $135.1 million has been established at December 31, 2017 and 2016, respectively.

Pursuant to Section 382 of the Internal Revenue Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax carryforwards that may be used in future years. Utilization of the net operating loss (“NOL”) and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a detailed Section 382 study during 2017 on its Net Operating Losses and Credits incurred from the year it began operations in 2011 through December 31, 2016. Based on the study, the Company underwent two ownership changes for Section 382 purposes which occurred on March 11, 2014 and December 31, 2015. As a result of the ownership changes, all of the Company’s NOL and Tax Credit carryforwards as of the ownership change dates are subject to limitation under Section 382. Any NOLs or Tax Credits generated after the December 2015 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income.

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

The following is a rollforward of the Company’s unrecognized tax benefits:

Year Ended December 31,
	2017	2016	2015
(in thousands)
Unrecognized tax benefits—as of the beginning of the year	$—	$—	$—
Gross increases—current period tax positions	—	—	—
Gross decreases—tax positions of prior periods	—	—	—
Unrecognized tax benefits—as of the end of the year	$—	$—	$—

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are open under statute from 2014 to the present.

The tax attributes prior to 2014 may still be adjusted upon examination. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 can be early adopted for any period that has not been issued on a prospective or retrospective basis. The Company elected to early adopt this guidance effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the current deferred tax liability to a non-current deferred tax liability, in the amount of $0.6 million, which is netted with the long-term deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

11.	Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) for its employees. Each employee may elect to contribute a portion of his or her annual compensation to the Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2017, 2016 and 2015, the Company matched 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2017, 2016 and 2015 the Company contributed $0.9 million, $0.4 million and $0.2 million, respectively.

12.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$57,480	$70,854	$74,373	$70,448	$273,155
Loss from operations	(57,480)	(70,854)	(74,373)	(70,448)	(273,155)
Net loss	(56,778)	(70,202)	(73,719)	$(69,421)	(270,120)
Net loss per share—basic and diluted	$(1.52)	$(1.88)	$(1.97)	$(1.75)	$(7.09)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$30,714	$35,006	$38,064	$56,379	$160,163
Loss from operations	(30,714)	(35,006)	(38,064)	(56,379)	(160,163)
Net loss	(30,543)	(34,747)	(37,796)	(55,901)	(158,987)
Net loss per share—basic and diluted	$(0.97)	$(1.08)	$(1.15)	$(1.50)	$(4.75)

13.	Subsequent Event

On February 13, 2018, the Company completed the sale of 4,032,012 shares of its common stock at a price to the public of $164.00 per share, resulting in net proceeds to the Company of $631.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Exhibit Index

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

10.30+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

Exhibit No.	Description

10.31+	2016 Inducement Equity Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Form S-8 (File No. 333-216202) filed on February 23, 2017)

10.32+

Amended and Restated Non-employee Director Compensation Plan, dated as of December 15, 2016 (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2017)

10.33

Sixth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated as of May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.34+	2014 Employee Stock Purchase Plan, dated June 7, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.35+

Offer Letter by and between the Registrant and Michael Cloonan, dated March 21, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.36+

Severance and Change In Control Agreement between the Registrant and Michael Cloonan, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.37+

Amended and Restated Non-employee Director Compensation Plan, dated as of September 19, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2017)

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

SAGE THERAPEUTICS, INC.

Date: February 22, 2018	By:	/s/ Jeffrey M. Jonas

Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey M. Jonas	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2018
Jeffrey M. Jonas, M.D.

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2018
Kimi Iguchi

/s/ Michael F. Cola	Director	February 22, 2018
Michael F. Cola

/s/ Steven Paul	Director	February 22, 2018
Steven Paul, M.D.

/s/ Kevin P. Starr	Director	February 22, 2018
Kevin P. Starr

/s/ James Frates	Director	February 22, 2018
James Frates

/s/ Geno Germano	Director	February 22, 2018
Geno Germano

/s/ Asha Nayak	Director	February 22, 2018
Asha Nayak