Form 10-Q
period 2018-03-31
Sage Therapeutics, Inc.
filed 2018-05-03
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 26, 2018, there were 46,515,858 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•

our expectations as to the sufficiency of the data generated from the clinical trials and non-clinical studies of our proprietary intravenous, or IV, formulation of brexanolone to support acceptance for filing, and ultimately approval, of our new drug application by the U.S. Food and Drug Administration, and submission of a possible marketing authorization application with the European Medicines Agency, in each case seeking approval to market brexanolone IV as a treatment for postpartum depression;

•

our expectations as to the timing of a potential launch of brexanolone IV in the U.S.; our views as to our future readiness for such a launch, and our plans with respect to our field force and possible sites of care for administration of brexanolone IV, including home infusion;

•

our ability, within the expected time-frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•

our expectations with respect to the anticipated development pathway and regulatory approval requirements for our product candidates, and the potential to obtain regulatory approval and to commercialize any product, if approved;

•	our estimates regarding expenses, use of cash, timing of future cash needs, and capital requirements;
•	our potential to achieve future revenues;
•	our expectations with respect to the availability of supplies of our product candidates, and the expected performance of our third-party manufacturers;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;
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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$557,555	$306,235
Marketable securities	525,958	212,613
Prepaid expenses and other current assets	11,575	6,227
Total current assets	1,095,088	525,075
Property and equipment, net	4,295	4,013
Restricted cash	1,269	849
Total assets	$1,100,652	$529,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,350	$9,350
Accrued expenses	29,522	42,601
Total current liabilities	37,872	51,951
Other liabilities	3,504	2,511
Total liabilities	41,376	54,462
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2018 and December 31, 2017; 46,459,812 and 42,003,894 shares issued at March 31, 2018 and December 31, 2017, respectively; 46,458,298 and 42,002,934 shares outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost, 1,514 and 960 shares at March 31, 2018 and December 31, 2017, respectively	(211)	(113)
Additional paid-in capital	1,724,712	1,066,059
Accumulated deficit	(665,045)	(590,447)
Accumulated other comprehensive loss	(185)	(29)
Total stockholders’ equity	1,059,276	475,475
Total liabilities and stockholders’ equity	$1,100,652	$529,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$49,270	$45,200
General and administrative	28,849	12,280
Total operating expenses	78,119	57,480
Loss from operations	(78,119)	(57,480)
Interest income, net	3,529	707
Other expense, net	(8)	(5)
Net loss	$(74,598)	$(56,778)
Net loss per share—basic and diluted	$(1.68)	$(1.52)
Weighted average number of common shares outstanding—basic and diluted	44,325,371	37,269,148
Comprehensive loss:
Net loss	$(74,598)	$(56,778)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(156)	21
Total other comprehensive gain (loss)	(156)	21
Total comprehensive loss	$(74,754)	$(56,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(74,598)	$(56,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,817	6,208
Premium on marketable securities	(4)	—
Amortization of premium (discount) on marketable securities	(1,348)	33
Depreciation	247	130
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,348)	(1,380)
Accounts payable	(877)	(4,643)
Accrued expenses and other liabilities	(12,460)	1,220
Net cash used in operating activities	(78,571)	(55,210)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	81,960	50,753
Purchases of marketable securities	(394,109)	(18,908)
Purchases of property and equipment	(652)	(245)
Net cash provided by (used in) investing activities	(312,801)	31,600
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	12,757	553
Payment of employee tax obligations related to vesting of restricted stock units	(904)	—
Payments of offering costs	(235)	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	631,494	—
Net cash provided by financing activities	643,112	553
Net increase (decrease) in cash, cash equivalents and restricted cash	251,740	(23,057)
Cash, cash equivalents and restricted cash at beginning of period	307,084	169,081
Cash, cash equivalents and restricted cash at end of period	$558,824	$146,024
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$15	$64
Public offering costs included in accrued expenses	$105	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system (“CNS”) disorders, where there are no approved therapies or existing therapies are inadequate.  The Company has a portfolio of product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2018, the Company had an accumulated deficit of $665.0 million. From its inception through March 31, 2018, the Company received net proceeds of $1.6 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017 and February 2018. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these unaudited condensed consolidated financial statements.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2018, its results of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2018 and December 31, 2017, cash equivalents were comprised of money market funds and overnight reverse repurchase agreements.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Marketable securities that have remaining contractual maturities of one year or less are classified as short term. No declines in value were deemed to be other than temporary during the three months ended March 31, 2018 and 2017.

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

The Company’s cash equivalents and marketable securities at March 31, 2018 and December 31, 2017 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2018 and December 31, 2017, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize leased assets and leased liabilities on the consolidated balance sheets and requiring disclosure of key information about leasing arrangements. The standard will be effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The Company adopted the standard on the required effective date of January 1, 2018. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents in the statements of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statements of cash flows. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statements of cash flows by $0.8 million and $0.6 million, respectively, and the ending balances by $1.3 million and $0.6 million, respectively, for the three months ended March 31, 2018 and 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, which applies to entities that change the terms or conditions of a share-based payment award. The amendments in this standard include guidance on determining whether changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, and if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, then the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted the standard on the required effective date of January 1, 2018. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The following tables summarize the Company’s money market funds and marketable securities as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$557,555	$557,555	$—	$—
Total cash equivalents	557,555	557,555	—	—
Marketable securities:
U.S. government securities	89,531	—	89,531	—
U.S. corporate bonds	60,662	—	60,662	—
U.S. commercial paper	151,209	—	151,209	—
International commercial paper	224,556	—	224,556	—
Total marketable securities	525,958	—	525,958	—
Total cash equivalents and marketable securities	$1,083,513	$557,555	$525,958	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$306,235	$306,235	$—	$—
Total cash equivalents	306,235	306,235	—	—
Marketable securities:
U.S. government securities	49,606	—	49,606	—
U.S. corporate bonds	48,959	—	48,959	—
U.S. commercial paper	65,583	—	65,583	—
International commercial paper	48,465	—	48,465	—
Total marketable securities	212,613	—	212,613	—
Total cash equivalents and marketable securities	$518,848	$306,235	$212,613	$—

During the three months ended March 31, 2018 and 2017, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$89,592	$—	$(61)	$89,531
U.S. corporate bonds	60,761	1	(100)	60,662
U.S. commercial paper	151,223	—	(14)	151,209
International commercial paper	224,567	—	(11)	224,556
	$526,143	$1	$(186)	$525,958

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$49,612	$—	$(6)	$49,606
U.S. corporate bonds	48,982	2	(25)	48,959
U.S. commercial paper	65,583	—	—	65,583
International commercial paper	48,465	—	—	48,465
	$212,642	$2	$(31)	$212,613

As of March 31, 2018, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2018 and the year ended December 31, 2017.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Computer hardware and software	$1,131	$1,090
Furniture and equipment	890	1,029
Leasehold improvements	3,594	2,967
	5,615	5,086
Less: Accumulated depreciation	(1,320)	(1,073)
	$4,295	$4,013

Depreciation expense for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively.

The useful life for computer hardware and software is 3 years, furniture and equipment is 5 years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Development costs	$19,142	$23,473
Employee-related expenses	4,462	15,838
Professional services	5,781	3,166
Other accrued expenses	137	124
	$29,522	$42,601

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of March 31, 2018, of 54,943 square feet in one building under an operating lease that expires on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022.  Also see Note 9, “Subsequent Event”.

Future minimum lease payments under non-cancelable operating leases are as follows at March 31, 2018:

Years Ending December 31,	(in thousands)
2018	$3,338
2019	4,537
2020	4,632
2021	4,728
2022	3,485
Thereafter	5,450
$26,170

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As of March 31, 2018, the Company paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of March 31, 2018, the Company recorded research and development expense and made cash payments of $1.5 million related to these clinical development and regulatory milestones.

For the three months ended March 31, 2018 and 2017, the Company did not record any expense or make any milestone payments related to clinical development milestones for the brexanolone program under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively, of which none have been paid to date. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of March 31, 2018, the Company recorded research and development expense and made cash payments of $0.1 million related to these regulatory and sales milestones.

For the three months ended March 31, 2018 and 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013  As of March 31, 2018, the Company recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three months ended March 31, 2018 and 2017, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of March 31, 2018, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three months ended March 31, 2018 and 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

6.	Sale of Equity Securities

On November 17, 2017, the Company completed the sale of 4,058,822 shares of its common stock in an underwritten public offering at a price to the public of $85.00 per share, resulting in net proceeds of $325.8 million after deducting commissions and underwriting discounts and offering costs paid by the Company.

On February 13, 2018, the Company completed the sale of 4,032,012 shares of its common stock in an underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs both paid and payable by the Company.

7.	Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant, which was in February 2018 and will be in February 2019, respectively.

During the three months ended March 31, 2018, the Company granted 33,600 performance restricted stock units to certain employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain regulatory milestone, in some cases upon meeting the milestone and, in other cases, on the first anniversary of meeting the milestone.

The fair value of restricted stock units that vested during the three months ended March 31, 2018 was $2.6 million.  No restricted stock units vested during the three months ended March 31, 2017.

The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2017	29,100
Granted	33,600
Vested	(14,550)
Forfeited	(400)
Outstanding as of March 31, 2018	47,750

Stock Option Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective upon the completion of the IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company no longer grants stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective.

On December 15, 2016, the Board of Directors of the Company approved the 2016 Inducement Equity Plan (the “2016 Stock Option Plan”). The 2016 Stock Option Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.

As of March 31, 2018, the total number of shares reserved under all equity plans is 9,172,948, and 2,543,909 shares were available for future issuance under such plans.

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

During the three months ended March 31, 2018 and 2017, the Company granted 323,753 and 449,208 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended March 31, 2018 and 2017, the achievement of the remaining milestones that are the criteria for vesting of performance-based stock options was considered not probable, nor met, and therefore no expense has been recognized related to these awards for the three months ended March 31, 2018 and 2017.

Stock-based compensation expense for stock options, restricted stock units and the employee stock purchase plan recognized during the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Research and development	$8,899	$3,596
General and administrative	6,918	2,612
	$15,817	$6,208

Stock-based compensation expense by award type recognized during the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Stock options	$15,381	$6,033
Restricted stock units	168	100
Employee stock purchase plan	268	75
	$15,817	$6,208

The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the three months ended March 31, 2018 and 2017 was $125.80 and $34.61, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	5,586,593	$43.58	8.09	$676,717
Granted	1,376,044	187.51
Exercised	(347,725)	32.65
Forfeited	(33,623)	62.08
Outstanding as of March 31, 2018	6,581,289	$74.16	8.29	$608,335
Exercisable as of March 31, 2018	2,163,375	$31.70	7.00	$279,868

At March 31, 2018, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $172.0 million, which is expected to be recognized over the remaining weighted average vesting period of 3.23 years. The intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $47.7 million and $4.8 million, respectively.

At March 31, 2018, 991,114 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $46.8 million.

8.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(74,598)	$(56,778)
Denominator:
Weighted average common stock outstanding—basic	44,325,371	37,269,148
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding—diluted	44,325,371	37,269,148
Net loss per share—basic and diluted	$(1.68)	$(1.52)

The following common stock equivalents outstanding as of March 31, 2018 and 2017 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three months ended March 31,
	2018	2017
Stock options	5,590,175	4,801,491
Restricted stock units	14,150	31,600
Employee stock purchase plan	3,918	4,676
	5,608,243	4,837,767

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the common stock equivalents outstanding because meeting the performance conditions is not considered probable.

9.	Subsequent Event

In April 2018, the Company entered into the First Amendment to the lease for office space in a multi-tenant building.  The Company increased the amount of square feet of office space from 19,805 square feet to 40,419 square feet, an increase of 20,614 square feet, consisting of (i) 13,481 rentable square feet beginning on August 1, 2018, and (ii) 7,133 rentable square feet beginning on October 1, 2018.  The term for this additional space will expire on August 31, 2024.  Additionally, the term of the existing lease will be extended from February 28, 2022 until August 31, 2024.  The increase in future expected payments under the First Amendment will be approximately $14.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report.   In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our lead product candidate, brexanolone (USAN) for intravenous, or IV, use, is a proprietary formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  We are developing brexanolone IV as a treatment for postpartum depression, or PPD.  PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth.  In November 2017, we announced positive

results from two blinded, placebo-controlled Phase 3 clinical trials of brexanolone IV in PPD.   We submitted a new drug application, or NDA, to the United States Food and Drug Administration, or FDA, in April, 2018 seeking approval to market and sell brexanolone IV as a treatment for PPD in the U.S. The FDA typically has 60 days from the date of submission to accept an NDA for filing and further review. We have received Breakthrough Therapy designation from the FDA in the U.S. and PRIority MEdicines, or PRIME, designation from the EMA in the EU for brexanolone IV as a potential treatment for PPD.

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

We also continue to advance our SAGE-217 development efforts in indications beyond our mood disorder program.  In 2017, we completed two open-label clinical trials of SAGE-217 in Parkinson’s disease. Based on the results of these trials, we expect to initiate a placebo-controlled Phase 2 clinical trial of SAGE-217 in Parkinson’s disease patients with residual tremor in 2018.  In early 2018, we also completed a placebo-controlled, exploratory clinical trial studying the impact of SAGE-217 on sleep in healthy volunteers using a 5-hour phase advance model of insomnia.  Based on the results of this trial, we plan to initiate a clinical trial evaluating SAGE-217 in the treatment of insomnia in 2018.  We may also explore the development of SAGE-217 in other indications.  In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689 which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be indications involving NMDA receptor hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We completed a Phase 1 single ascending dose trial of SAGE-718 in 2017, and plan to commence a Phase 1 multiple ascending dose trial in 2018.

We expect to continue our focus on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that may have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We have not generated any revenue to date. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $665.0 million as of March 31, 2018. Our net losses were $74.6 million for the three months ended March 31, 2018 and $270.1 million for the year ended December 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•

advance regulatory activities focused on the review process with respect to the NDA we submitted seeking approval of brexanolone IV in PPD in the U.S., if the NDA filing is accepted by the FDA for review, and a future potential marketing authorization application, or MAA, filing in the European Union, or EU, depending on feedback from the European Medicines Agency, or EMA, as part of planned discussions;

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

•	evaluate market opportunities for brexanolone IV in PPD in other global markets;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into 2020. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of and commercialize one of our current or future product candidates.  If we enter into collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or for regulatory approval, or if we experience significant delays in enrollment in any of our clinical trials or need to enroll additional patients, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions. General and administrative expenses also include expenses incurred under agreements with third parties relating to evaluation, planning and preparation for a potential commercial launch; facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and professional fees for audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$49,270	$45,200	$4,070
General and administrative	28,849	12,280	16,569
Total operating expenses	78,119	57,480	20,639
Loss from operations	(78,119)	(57,480)	(20,639)
Interest income, net	3,529	707	2,822
Other expense, net	(8)	(5)	(3)
Net loss	$(74,598)	$(56,778)	$(17,820)

Research and development expenses

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$8,543	$19,924	$(11,381)
SAGE-217	5,388	8,967	(3,579)
SAGE-718	1,436	1,307	129
Other research and development programs	8,229	2,678	5,551
Unallocated expenses	25,674	12,324	13,350
Total research and development expenses	$49,270	$45,200	$4,070

Research and development expenses for the three months ended March 31, 2018 were $49.3 million, compared to $45.2 million for the three months ended March 31, 2017. The increase of $4.1 million was primarily due to the following:

•	a decrease of $11.4 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trial in SRSE and the Phase 3 clinical trials in PPD;

•

a decrease of $3.6 million in expenses due to the completion of Phase 2 clinical trials of SAGE-217 in MDD and Parkinson’s disease, with further clinical development in these indications expected later in 2018;

•

an increase of $5.6 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $13.4 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $5.3 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2018 and 2017.

General and administrative expenses

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel-related	$14,918	$6,210	$8,708
Professional fees	4,606	2,334	2,272
Commercial planning	6,593	2,385	4,208
Other	2,732	1,351	1,381
Total general and administrative expenses	$28,849	$12,280	$16,569

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $28.8 million and $12.3 million, respectively.  The increase of $16.6 million was primarily due to the following:

•

an increase of $8.7 million in personnel-related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations, finance, human resources and legal, including an increase of $4.3 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2018 and 2017;

•

an increase of $2.3 million in professional fees associated with expanding operations, including costs related to legal services, including legal expenses to pursue patent protection of our intellectual property, investor relations and public relations;

•	an increase of $4.2 million in costs related to preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of brexanolone IV in the U.S.; and

•

an increase of $1.4 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended March 31, 2018 and 2017 were $3.5 million and $0.7 million, respectively.  The primary reasons for the increase were an increase in the balances of marketable securities and an increase in interest rates.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue, and have incurred recurring net losses. As of March 31, 2018, we had an accumulated deficit of $665.0 million. From our inception through March 31, 2018, we received net proceeds of $1.6 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017 and February 2018.

On November 17, 2017, we completed the sale of 4,058,822 shares of our common stock in an underwritten public offering at a price to the public of $85.00 per share, resulting in net proceeds of $325.8 million after deducting commissions and underwriting discounts and offering costs paid by us.

On February 13, 2018, we completed the sale of 4,032,012 shares of our common stock in an underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid and payable by us.

As of March 31, 2018, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.1 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(78,571)	$(55,210)
Investing activities	(312,801)	31,600
Financing activities	643,112	553
Total	$251,740	$(23,057)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $78.6 million, compared to $55.2 million for the three months ended March 31, 2017. The increase of $23.4 million was primarily due to the following:

•

An increase of $17.8 million in cash used related to our net loss, primarily due to increased general and administrative expenses due to increased headcount and other costs to support our expanding operations and increased research and development activities related to our lead development programs along with increased headcount in related functions;

•	Offset by an increase of $8.3 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring; and
•	An increase of $13.9 million in cash used by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2018 and 2017, net cash used by investing activities was $312.8 million and net cash provided by investing activities was $31.6 million, respectively.  During the three months ended March 31, 2018 and 2017, we purchased and sold marketable securities, as part of managing our cash and investments portfolio, including purchases using proceeds received in our underwritten follow-on public offering during February 2018.

Financing Activities

During the three months ended March 31, 2018 and 2017, net cash provided by financing activities was $643.1 million and $0.6 million, respectively. Net cash provided by financing activities in the three months ended March 31, 2018 primarily consisted of $631.2 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. During that time, we expect that our expenses will increase substantially as we:

•

advance regulatory activities focused on the review process with respect to the NDA we submitted seeking approval of brexanolone IV in PPD in the U.S., if the NDA filing is accepted by the FDA for review, and a future potential MAA filing in the EU, depending on feedback from the EMA as part of planned discussions;

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

•	evaluate market opportunities for brexanolone IV in PPD in other global markets;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

•

the timing, outcome and scope of regulatory reviews and approvals of our products, including review of our NDA for brexanolone IV, or for our other product candidates if we are successful in our development efforts; and the scope and cost of any clinical trials or other commitments required post-approval for any approved products;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$26,170	$4,467	$9,217	$7,864	$4,622
Total(1)(2)(3)(4)	$26,170	$4,467	$9,217	$7,864	$4,622

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)

We lease office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of March 31, 2018, of 54,943 square feet in one building under an operating lease that expires on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022. In April 2018, we entered into the First Amendment to the lease for office space in a multi-tenant building and thereby increased the amount of square feet of office space from 19,805 square feet to 40,419 square feet, an increase of 20,614 square feet, consisting of (i) 13,481 rentable square feet beginning on August 1, 2018, and (ii) 7,133 rentable square feet beginning on October 1, 2018.  The term for this additional space will expire on August 31, 2024.  Additionally, the term of the existing lease will be extended from February 28, 2022 until August 31, 2024.  The increase in future expected payments under the First Amendment will be approximately $14.7 million. We expect to lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $33.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three months ended March 31, 2018, we did not record any expense or make any milestone payments under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a nonemployee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the three months ended March 31, 2018, we did not record any expense or make any milestone payments under this consulting agreement.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 22, 2018.

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

We had cash, cash equivalents and marketable securities of approximately $1.1 billion as of March 31, 2018. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product. We depend heavily on the success of our proprietary intravenous, or IV, formulation of brexanolone for which we have submitted a new drug application, or NDA, seeking approval to market brexanolone IV as a treatment for postpartum depression, or PPD.  We cannot be certain that the FDA will accept our NDA for filing and review, or that we will file, within the expected timelines or at all, a marketing approval application, or MAA, in the European Union, or EU, seeking approval of brexanolone IV in PPD, or, in either case, that we will gain any such approval within the expected timeframes, or at all.  Even if brexanolone IV is approved for marketing and sale, there is no assurance that our commercialization efforts will be successful.

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product.

Our business currently depends heavily on our ability to gain approval of brexanolone IV in the U.S. as a treatment for PPD.  We submitted an NDA to the FDA seeking such approval in April 2018.  The FDA may determine that our NDA submission is not complete or may refuse to accept our NDA for filing for another reason.  Even if the FDA accepts our NDA submission for review, the FDA may not agree that the clinical and non-clinical data we have generated to date are sufficient to gain regulatory approval to commercialize brexanolone IV in PPD in the U.S.  Similarly, there is no assurance that we will file an MAA with the European Medicines Agency, or EMA with respect to brexanolone IV as a treatment for PPD in the EU, and even if we make such filing, we may not receive EMA approval.  The FDA, EMA or other regulatory authorities may, despite prior advice, determine that additional trials or data are necessary in order to file for or obtain approval.  Regulatory authorities may find fault with the data generated at one of our clinical sites or with the activities of our trial monitor or may disagree with how we conducted our trials or our analyses of the trial results.  Regulatory authorities may also identify deficiencies or other issues with our manufacturing or quality systems or processes.  Any such findings or issues could require additional data or analyses or the need for changes to our systems or processes that could delay or prevent us from gaining approval of brexanolone IV.

Even if we gain approval of brexanolone IV, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.  We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, and to enable appropriate sites of care for administering the product, including the potential for home infusion.  In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets. If we receive regulatory approval to market or sell brexanolone IV or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to brexanolone IV or with respect to any other product candidate that may be approved in the future.  We may encounter issues, delays or other challenges in launching or commercializing brexanolone IV or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth, availability or amount of reimbursement covering brexanolone IV or our other products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including, in the case of brexanolone IV, challenges related to the IV mode of administration or competition from lower cost anti-depressants.  We may not be successful in our regulatory and other efforts to enable home infusion as an option for site of administration of brexanolone IV, or even if home infusion is permitted by the FDA or other regulatory authorities as an option, we may not achieve market acceptance of such option.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our other current product candidates beyond brexanolone IV, of which SAGE-217 is in clinical development for major depressive disorder, or MDD, bipolar depression, PPD, Parkinson’s disease and sleep disorders; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to SAGE-217 or any of our other product candidates on the time-lines we expect or at all. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of SAGE-217 and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of SAGE-217 or any of our other current product candidates or any future product candidate at each stage of clinical development. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates.  The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.  Changes in formulation, or the need to refine or scale-up the manufacturing process, for our product candidates could delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes.  We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the time-lines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required or where the patient population is small or where there are existing therapies.  These types of delays can lead to delays in completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

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

Obtaining regulatory approval to market brexanolone IV or any of other product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of any of our product candidates for many reasons.  Any setback or delay in obtaining regulatory approval for our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

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

•

if an NDA or MAA for one of our product candidates is submitted, the FDA or applicable foreign regulatory authorities may approve the product candidate for a more limited patient population than we expect or with substantial use restrictions;

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Even if we receive marketing approval for any of our other product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA may recommend controlled substances scheduling of brexanolone IV or of any of our other product candidates.  In such event, prior to a product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The scheduling process may delay our ability to market any such product if it is approved.

Any setback or delay in obtaining regulatory approval for our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

We cannot be certain that the results of our Phase 3 clinical trials of brexanolone IV in PPD will be sufficient to support the acceptance for filing of our NDA by the FDA or submission of an MAA to the EMA for this product candidate in PPD or approval of such filings.

We submitted an NDA to the FDA in April 2018 seeking marketing approval for brexanolone IV as a treatment for PPD.  The FDA typically has 60 days to accept an NDA for filing and review.  Based on input we have received from the FDA to date, we believe that the results of our Phase 3 clinical program in PPD, together with the results of non-clinical studies and prior clinical studies, will be sufficient to support the acceptance for filing of our NDA by the FDA. There is, however, no guarantee that FDA will accept our NDA for filing and review.  The FDA may determine that our NDA submission is not complete or may refuse to accept our NDA for filing for another reason.  Even if the FDA accepts our NDA submission for review, the FDA may not agree that the clinical and non-clinical data we have generated to date are sufficient to gain regulatory approval to commercialize brexanolone IV in PPD in the U.S.  Similarly, there is no assurance that we will file an MAA with the EMA with respect to brexanolone IV as a treatment for PPD in the EU, and even if we make such filing, we may not receive EMA approval.  We anticipate that planned discussions with the EMA will better inform timing and any additional requirements for an MAA submission, the potential for conditional or full marketing approval and potential post-marketing clinical development obligations if we file an MAA and our application is approved.  In either case, the FDA or EMA may require that we conduct additional clinical trials or non-clinical studies before the FDA will accept for filing an NDA or before we can submit an MAA for brexanolone IV in PPD or in order to gain approval of the NDA or MAA in PPD.  Even if the results of our clinical trials are sufficient for the FDA to accept our NDA submission for filing and review, or for us to file an MAA, with respect to brexanolone IV in PPD, and to obtain approval in each case, we expect to have post-approval obligations which are likely to include additional clinical trials.

A Breakthrough Therapy designation or Fast Track designation by the FDA or PRIME designation by the EMA may not actually lead to a faster development or regulatory review or approval process.

We have received Breakthrough Therapy designation in the U.S. and PRIME designation in the EU for brexanolone  IV in the treatment of PPD.  We have received Breakthrough Therapy designation and Fast Track designation for SAGE-217 in the treatment of MDD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for these product candidates in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, brexanolone IV, has completed Phase 3 development for the treatment of patients with PPD. We are developing our next generation product candidate, SAGE-217, in MDD, bipolar depression, PPD, Parkinson’s disease and sleep disorders. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD, bipolar depression, and Parkinson’s disease, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, bipolar depression, Parkinson’s disease, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset. In addition, the IV infusion mode of administration for brexanolone IV may further limit the number of PPD patients who will be treated with the product if it is ultimately approved, particularly if the FDA imposes restrictions that limit or prevent the availability of home infusion as a site-of-care option or if market acceptance of home infusion is more limited than we expect. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If any of our product candidates are approved and our prevalence estimates with respect to any indication or our market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the results from our Phase 3 clinical trials of brexanolone IV in PPD may not be replicated in our ongoing Phase 2 clinical trial of SAGE-217 in PPD, and the results of our Phase 2 placebo-controlled clinical trial of SAGE-217 in MDD may not be replicated in future planned clinical trials which will involve larger numbers of patients. By way of example, our results in an earlier clinical trial were not replicated in our Phase 3 clinical trial of brexanolone IV in super-refractory status epilepticus. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture supplies of our proprietary IV formulation of brexanolone for commercial use, if approved for marketing and sale, or of any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We are currently working with our contract manufacturers to prepare for validation and commercial manufacture of our proprietary IV formulation of brexanolone. We will rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to brexanolone IV, if approved. We will also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-217, SAGE-718 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our ability to develop and obtain regulatory approval for our product candidates and to market any approved products in the future. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We do not have long-term supply agreements in place with our contract manufacturers with respect to brexanolone IV or any of our other product candidates, and each batch of our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our products, if approved.

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

We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, and to enable appropriate sites of care for administering the product, including the potential for home infusion. In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets.  If we receive regulatory approval to market or sell brexanolone IV or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to brexanolone IV or with respect to any other product candidate that may be approved in the future.  We may encounter issues, delays or other challenges in launching or commercializing brexanolone IV or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering brexanolone IV or our products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including, in the case of brexanolone IV, challenges related to the IV mode of administration or competition from lower price antidepressants.  We may not be successful in our regulatory and other efforts to enable home infusion as an option for site of administration of brexanolone IV, or even if home infusion is permitted by the FDA or other regulatory authorities as an option, we may not achieve market acceptance of such option. Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits

Even if we receive marketing approval for brexanolone IV or any of our other product candidates, our approved products may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

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
•

the potential and perceived advantages and limitations of our products, including in the case of our proprietary formulation of brexanolone IV, limitations arising from the IV infusion mode of administration, over current treatment options or alternative treatments, including future alternative treatments;

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

If the FDA approves our NDA for brexanolone IV in PPD, but recommends controlled substances scheduling, then prior to product launch, the DEA will need to determine the controlled substance schedule of brexanolone IV, taking into account the recommendation of the FDA.  The scheduling process may also apply to other product candidates. The process may delay our ability to market any such product if it is approved.  Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. If we participate in the Medicaid Drug Rebate Program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the state for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data will include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer, subject to exceptions, to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Health Resources and Services Administration’s, or HRSA, 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Department of Health and Human Services, or HHS, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the ACA or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Affordable Care Act obligates HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA, the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Affordable Care Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

Our proprietary IV formulation of brexanolone and our other product candidates may be regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may entail additional restrictions and cause delays in commercialization even if a product candidate is approved.

If the FDA determines that brexanolone IV or any of our other product candidates should be regulated as controlled substances, then before we can commercialize any such product candidate, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. The DEA has established certain registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA with respect to “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations. These requirements may be applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.  As an example, Schedule IV compounds include sedative hypnotics such as benzodiazepines.

If determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated.

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

We currently have one issued patent covering the composition of matter of SAGE-217, one issued patent covering the composition of matter of SAGE-689, and one issued patent covering methods of using SAGE-689.  We do not have any other issued patents covering our lead product candidates, brexanolone IV, SAGE-217, SAGE-718, or SAGE-324. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for brexanolone IV only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of brexanolone. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

With respect to our proprietary formulation of brexanolone, we have entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop brexanolone for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical/regulatory milestones and, if approved and marketed, single-digit royalties on brexanolone. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our proprietary formulation of brexanolone is formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize brexanolone in its current formulations.

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

We are also party to a non-exclusive license with the Regents. Pursuant to this agreement the Regents granted us a non-exclusive, non-transferable license under all personal property rights of the Regents covering the tangible personal property in an IND application package owned by the Regents, or the Data, and a specified quantity of cGMP grade allopregnanolone, or the Material, to (i) use the Data for reference or incorporation in an IND for use of the Material as a treatment of SE, essential tremor and/or postpartum depression and (ii) use the Material or modifications of the Material to develop a pharmaceutical formulation for clinical trials for status epilepticus, essential tremor and/or postpartum depression. This agreement requires us to pay milestone payments in connection with the first derived product, which would include brexanolone IV, that meets the relevant milestones and we must also pay single-digit royalties for each derived product for a period of 15 years following the first commercial sale of such derived product. Termination of our license agreement with the Regents would have a material adverse impact on our ability to develop and commercialize derived products, which would include brexanolone IV.

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

If we do not obtain new chemical entity or other types of marketing and data exclusivity for brexanolone IV or our other product candidates and if we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms of our product candidates, our business may be materially harmed.

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

We are highly dependent on Dr. Jeffrey M. Jonas, our Chief Executive Officer, President, and Director. We have entered into an employment agreement with Dr. Jonas, but he may terminate his employment with us at any time. Although we do not have any reason to believe that we will lose the services of Dr. Jonas in the foreseeable future, the loss of his services might impede the achievement of our research, development and commercialization objectives. We do not have any key-man life insurance on Dr. Jonas. We rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating and implementing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us, and may not be subject to our standard non-compete agreements. Recruiting and retaining qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified scientific personnel.

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

We maintain product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of $482.9 million and $479.9 million, respectively, which begin to expire in 2031. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $12.7 million and $2.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2017, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our IPO, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income. The TCJA reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2018, we had received net proceeds of $1.6 billion from such transactions. As of March 31, 2018, our cash, cash equivalents and marketable securities were $1.1 billion. We have incurred significant net losses in each year since our inception, including net losses of $74.6 million for the three months ended March 31, 2018 and $270.1 million for the year ended December 31, 2017. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch of brexanolone IV, if approved, and potentially other product candidates if successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive. We expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials, continue our discovery efforts, seek regulatory approval of brexanolone IV and potentially other product candidates, if we generate positive data in our clinical programs, and potentially commercialize brexanolone IV and other products, if successfully developed and approved. Depending on the status of development efforts, regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2018, our cash, cash equivalents and marketable securities were $1.1 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, in addition to the funds raised by our public offering of common stock in February 2018, will be sufficient to fund our anticipated level of operations into 2020. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	any delay in filing for regulatory approval of our product candidates, including a refusal of the FDA to accept a submission for filing;
•	the failure or delay of the FDA or any other regulatory authority to approve our product candidates, or any unexpected limitation on the approved indication or onerous condition of approval;
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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1*	First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant dated April 4, 2018

10.2*	Amended and Restated Non-Employee Director Compensation Plan, dated as of March 30, 2018

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

May 3, 2018	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 3, 2018	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)