Form 10-Q
period 2018-06-30
Sage Therapeutics, Inc.
filed 2018-08-07
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 46,664,296 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•

our expectations as to the sufficiency of the data generated from the clinical trials and non-clinical studies of our proprietary intravenous, or IV, formulation of brexanolone to support approval by the U.S. Food and Drug Administration, or FDA, of our new drug application, or NDA, for brexanolone IV in the treatment of postpartum depression, or PPD, and the potential timing of such a decision;

•

our expectations as to the timing of a potential launch of brexanolone IV in the U.S. as a treatment for PPD, if our NDA is approved by the FDA; our views as to our future readiness for such a launch; and our plans with respect to the size, readiness and focus of our field force and possible sites of care for administration of brexanolone IV, including supervised home infusion;

•

our expectations as to the sufficiency of our planned development program for SAGE-217 in major depressive disorder and PPD, if successful, to expedite our development of SAGE-217, and to support filing of an NDA with the FDA and potential approval in such indications;

•

our expectations with respect to the anticipated development pathway and regulatory approval requirements for our product candidates outside the United States, including the potential for filing of a marketing authorization application in the European Union, or EU, and our related plans and expectations, including plans for continuing to build our organization in the EU, and the potential for entering into future collaborations and other types of contractual relationships, if appropriate, for accomplishing our strategic objectives;

•

our views as to the anticipated rate and degree of market acceptance, and expectations regarding pricing and the potential scope, level and availability of reimbursement, of brexanolone IV and our other product candidates in any indication and country, if approved

•

our ability, within the expected time-frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our estimates regarding expenses, use of cash, timing of future cash needs, and capital requirements;
•	our expectations as to the potential to achieve future revenues;
•	our expectations with respect to the availability of supplies of our product candidates, and the expected performance of our third-party manufacturers;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;
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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$325,830	$306,235
Marketable securities	766,603	212,613
Prepaid expenses and other current assets	12,958	6,227
Receivable from collaborator	18,378	—
Total current assets	1,123,769	525,075
Property and equipment, net	4,445	4,013
Restricted cash	1,269	849
Total assets	$1,129,483	$529,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,338	$9,350
Accrued expenses	39,581	42,601
Total current liabilities	47,919	51,951
Other liabilities	3,801	2,511
Total liabilities	51,720	54,462
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2018 and December 31, 2017; 46,605,353 and 42,003,894 shares issued at June 30, 2018 and December 31, 2017, respectively; 46,603,839 and 42,002,934 shares outstanding at June 30, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost, 1,514 and 960 shares at June 30, 2018 and December 31, 2017, respectively	(211)	(113)
Additional paid-in capital	1,760,137	1,066,059
Accumulated deficit	(682,023)	(590,447)
Accumulated other comprehensive loss	(145)	(29)
Total stockholders’ equity	1,077,763	475,475
Total liabilities and stockholders’ equity	$1,129,483	$529,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$90,000	$—	$90,000	$—
Operating expenses:
Research and development	68,980	55,900	118,250	101,100
General and administrative	43,167	14,954	72,016	27,234
Total operating expenses	112,147	70,854	190,266	128,334
Loss from operations	(22,147)	(70,854)	(100,266)	(128,334)
Interest income, net	5,137	672	8,666	1,379
Other expense, net	32	(20)	24	(24)
Net loss	$(16,978)	$(70,202)	$(91,576)	$(126,979)
Net loss per share—basic and diluted	$(0.36)	$(1.88)	$(2.02)	$(3.40)
Weighted average number of common shares outstanding—basic and diluted	46,541,716	37,361,129	45,439,666	37,315,393
Comprehensive loss:
Net loss	$(16,978)	$(70,202)	$(91,576)	$(126,979)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	40	14	(116)	35
Total other comprehensive gain (loss)	40	14	(116)	35
Total comprehensive loss	$(16,938)	$(70,188)	$(91,692)	$(126,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(91,576)	$(126,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,845	15,558
Premium on marketable securities	(75)	—
Amortization of premium (discount) on marketable securities	(4,154)	5
Depreciation	493	260
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,091)	(93)
Accounts payable	(903)	(6,768)
Accrued expenses and other liabilities	(2,245)	3,731
Net cash used in operating activities	(78,706)	(114,286)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	263,460	110,436
Purchases of marketable securities	(813,337)	(33,922)
Purchases of property and equipment	(1,054)	(321)
Net cash provided by (used in) investing activities	(550,931)	76,193
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	19,402	3,311
Payment of employee tax obligations related to vesting of restricted stock units	(904)	—
Payments of offering costs	(340)	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	631,494	—
Net cash provided by financing activities	649,652	3,311
Net increase (decrease) in cash, cash equivalents and restricted cash	20,015	(34,782)
Cash, cash equivalents and restricted cash at beginning of period	307,084	169,081
Cash, cash equivalents and restricted cash at end of period	$327,099	$134,299
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$10	$—

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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had an accumulated deficit of $682.0 million. From its inception through June 30, 2018, the Company received net proceeds of $1.6 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017 and February 2018. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these unaudited condensed consolidated financial statements.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2018, its results of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and its cash flows for the three and six months ended June 30, 2018 and 2017. The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock, made to employees and non-employee directors based on the estimated fair value on the date of grant, over the requisite service period.

The Company recognizes compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the award on each date on which the awards vest. Compensation expense is recognized over the vesting period, provided that services are rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options is re-measured using the then-current fair value of the Company’s common stock and updated assumptions in the Black-Scholes option-pricing model; and the fair value of restricted stock awards is re-measured using the then-current fair value of the Company’s common stock.

For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price for the duration of the expected term. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, while the expected term of its options granted to consultants and non-employee directors has been determined based on the contractual term of the options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2018, cash equivalents were comprised of cash equivalents and money market funds.  As of December 31, 2017, cash equivalents were comprised of cash equivalents, money market funds and overnight reverse repurchase agreements.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Marketable securities that have remaining contractual maturities of one year or less are classified as short term. No declines in value were deemed to be other than temporary during the three and six months ended June 30, 2018 and 2017.

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

The Company’s cash equivalents and marketable securities at June 30, 2018 and December 31, 2017 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements herein.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.  Prior to the three months ended June 30, 2018, the Company did not have any revenue-generating arrangements and therefore there was no transition impact from the adoption of Topic 606.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to a customer.

Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to Topic 606, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.  In certain circumstances, the Company may apply the residual method to determine the SSP of a good or service if the standalone selling price is considered highly variable or uncertain. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its revenue-generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in the arrangement.  For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents in the statements of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statements of cash flows. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statements of cash flows by $0.8 million and $0.6 million, respectively, and the ending balances by $1.3 million and $0.8 million, respectively, for the six months ended June 30, 2018 and 2017.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing guidance regarding employees will apply to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The amendments in the new guidance are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of Accounting Standards Codification 606. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

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

The following tables summarize the Company’s money market funds and marketable securities as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$325,830	$325,830	$—	$—
Total cash equivalents	325,830	325,830	—	—
Marketable securities:
U.S. government securities	225,335	—	225,335	—
U.S. corporate bonds	110,363	—	110,363	—
International corporate bonds	26,503	—	26,503	—
U.S. commercial paper	211,144	—	211,144	—
International commercial paper	193,258	—	193,258	—
Total marketable securities	766,603	—	766,603	—
Total cash equivalents and marketable securities	$1,092,433	$325,830	$766,603	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$306,235	$306,235	$—	$—
Total cash equivalents	306,235	306,235	—	—
Marketable securities:
U.S. government securities	49,606	—	49,606	—
U.S. corporate bonds	48,959	—	48,959	—
U.S. commercial paper	65,583	—	65,583	—
International commercial paper	48,465	—	48,465	—
Total marketable securities	212,613	—	212,613	—
Total cash equivalents and marketable securities	$518,848	$306,235	$212,613	$—

During the six months ended June 30, 2018 and 2017, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$225,363	$5	$(33)	$225,335
U.S. corporate bonds	110,454	1	(92)	110,363
International corporate bonds	26,518	—	(15)	26,503
U.S. commercial paper	211,150	—	(6)	211,144
International commercial paper	193,263	—	(5)	193,258
	$766,748	$6	$(151)	$766,603

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$49,612	$—	$(6)	$49,606
U.S. corporate bonds	48,982	2	(25)	48,959
U.S. commercial paper	65,583	—	—	65,583
International commercial paper	48,465	—	—	48,465
	$212,642	$2	$(31)	$212,613

As of June 30, 2018, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2018 and the year ended December 31, 2017.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Computer hardware and software	$1,476	$1,090
Furniture and equipment	936	1,029
Leasehold improvements	3,599	2,967
	6,011	5,086
Less: Accumulated depreciation	(1,566)	(1,073)
	$4,445	$4,013

Depreciation expense for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively.  Depreciation expense for the six months ended June 30, 2018 and 2017 was $0.5 million and $0.3 million, respectively.

The useful life for computer hardware and software is 3 years, furniture and equipment is 5 years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Development costs	$23,679	$23,473
Employee-related expenses	9,250	15,838
Professional services	6,195	3,166
Other accrued expenses	457	124
	$39,581	$42,601

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of March 31, 2018, of 54,943 square feet in one building under an operating lease that expires on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022.

In April 2018, the Company entered into the First Amendment to the lease for office space in the second building.  The Company increased the amount of square feet of office space from 19,805 square feet to 40,419 square feet, an increase of 20,614 square feet, consisting of (i) 13,481 square feet beginning on August 1, 2018, and (ii) 7,133 square feet beginning on October 1, 2018.  The term for this additional space will expire on August 31, 2024.  Additionally, the term of the existing lease will be extended from February 28, 2022 until August 31, 2024.

In May 2018, the Company entered into a lease for office space in a multi-tenant building in Raleigh, North Carolina.  The amount of square feet of office space is 15,525 square feet and the lease period will begin on September 1, 2018.  The term for this space will expire on November 30, 2024.

Future minimum lease payments under non-cancelable operating leases are as follows at June 30, 2018:

Years Ending December 31,	(in thousands)
2018	$2,867
2019	6,657
2020	6,784
2021	6,913
2022	7,106
Thereafter	12,189
$42,516

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As of June 30, 2018, the Company paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of June 30, 2018, the Company recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones.

For the three and six months ended June 30, 2018, the Company recorded research and development expense and made cash payments of $0.8 million related to regulatory milestones for the brexanolone program under the license agreement with CyDex.  For the three and six months ended June 30, 2017, the Company did not record any expense or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively, of which none have been paid to date. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of June 30, 2018, the Company recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones.

For the three and six months ended June 30, 2018, the Company recorded research and development expense and made cash payments of $0.2 million related to regulatory milestones under the license agreements with The Regents of the University of California.  For the three and six months ended June 30, 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of June 30, 2018, the Company recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three and six months ended June 30, 2018 and 2017, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of June 30, 2018, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three and six months ended June 30, 2018 and 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

6.	Collaboration Agreement

Effective June 12, 2018, the Company entered into a strategic collaboration with Shionogi & Co., Ltd., (“Shionogi”) for the clinical development and commercialization of SAGE-217 for the treatment of major depressive disorder (“MDD”) and other indications in Japan, Taiwan and South Korea.

Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi is required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi. The Company will receive tiered royalties on sales of SAGE-217 in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote SAGE-217 in Japan across all indications. The Company maintains exclusive rights to develop and commercialize SAGE-217 outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable, non-creditable and not subject to set-off.

The Company concluded that Shionogi meets the definition to be accounted for as a customer since the Company is delivering intellectual property and know-how rights for the SAGE-217 program in support of territories in which the parties are not jointly sharing the risks and rewards.  In addition, the Company determined that the Shionogi collaboration met the requirements to be accounted for as a contract, including that it is probable that the Company will collect the consideration related to the up-front payment to which the Company is entitled in exchange for the goods or services that will be delivered to Shionogi.

In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

The Company determined that, pursuant to the new revenue standard, the performance obligations included the license to SAGE-217, supply of certain clinical materials and manufacturing supply of the active pharmaceutical ingredient (“API”). The performance obligation related to the license to SAGE-217 was determined to be distinct from other performance obligations and therefore was a standalone performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials was determined to be a separate performance obligation.  The agreement related to supplying API was determined to be an option for Shionogi to purchase, rather than a firm obligation since no minimum amount or quantities are specified and, therefore, was not considered a performance obligation within the main agreement. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

The Company completed the evaluation of the standalone selling prices of each of the performance obligations and determined that the standalone selling price of the license performance obligation was $90.0 million. The Company recognized the transaction price allocated to the license performance obligation of $90.0 million as revenue during the quarter upon delivery of the license to the customer and resulting ability of the customer to use and benefit from the license. The remaining transaction price related to the performance obligation for the supply of certain clinical material is not significant. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.  As of June 30, 2018, the Company received $71.6 million of the $90.0 million upfront license payment and had a receivable from collaborator on the balance sheet for the remaining $18.4 million.

7.	Sale of Equity Securities

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

8.	Stock-Based Compensation

Restricted Stock Units

During the six months ended June 30, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant, which was in February 2018 and will be in February 2019, respectively.

During the three months ended March 31, 2018, the Company granted 33,600 performance restricted stock units to certain employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain regulatory milestone, in some cases upon meeting the milestone and, in other cases, on the first anniversary of meeting the milestone.

During the three months ended June 30, 2018, the Company granted 37,800 performance restricted stock units to certain employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain commercial milestone.

The fair value of restricted stock units that vested during the six months ended June 30, 2018 was $2.6 million.  No restricted stock units vested during the six months ended June 30, 2017 and during the three months ended June 30, 2018.

The table below summarizes activity relating to restricted stock:

Shares
Outstanding as of December 31, 2017	29,100
Granted	71,400
Vested	(14,550)
Forfeited	(900)
Outstanding as of June 30, 2018	85,050

Stock Option Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective immediately prior to the completion of the Company’s IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company no longer grants stock options or other awards under the 2011 Stock Option Plan. Any options or awards outstanding under the 2011 Stock Option Plan remained outstanding and effective.

On December 15, 2016, the Board of Directors of the Company approved the 2016 Inducement Equity Plan (the “2016 Stock Option Plan”). The 2016 Stock Option Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.

As of June 30, 2018, the total number of shares reserved under all equity plans is 9,030,623, and 1,589,715 shares were available for future issuance under such plans.

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

During the three months ended June 30, 2018 and 2017, the Company granted 200,250 and no options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, related to the achievement of certain clinical development, regulatory development and commercial milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended June 30, 2018, a performance milestone was achieved under a stock option granted to a consultant.  The milestone was related to the consummation of a licensing or corporate partnering arrangement.  During the three months ended June 30, 2018, the Company recognized stock-based compensation expense related to this milestone of $6.9 million.

During the six months ended June 30, 2018 and 2017, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards for the six months ended June 30, 2018 and 2017.

Stock-based compensation expense for stock options, restricted stock units and the employee stock purchase plan recognized during the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$12,095	$5,245	$20,994	$8,840
General and administrative	16,933	4,105	23,851	6,718
	$29,028	$9,350	$44,845	$15,558

Stock-based compensation expense by award type recognized during the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$28,627	$9,119	$44,007	$15,152
Restricted stock units	155	167	324	267
Employee stock purchase plan	246	64	514	139
	$29,028	$9,350	$44,845	$15,558

The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the six months ended June 30, 2018 and 2017 was $114.72 and $39.62, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	5,586,593	$43.58	8.09	$676,717
Granted	2,313,844	171.26
Exercised	(490,050)	36.37
Forfeited	(54,529)	74.88
Outstanding as of June 30, 2018	7,355,858	$83.99	8.26	$575,909
Exercisable as of June 30, 2018	2,439,246	$34.23	6.89	$298,310

At June 30, 2018, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $274.5 million, which is expected to be recognized over the remaining weighted average vesting period of 3.04 years. The intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $64.4 million and $10.0 million, respectively.

At June 30, 2018, 1,148,686 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $58.8 million.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(16,978)	$(70,202)	$(91,576)	$(126,979)
Denominator:
Weighted average common stock outstanding —basic	46,541,716	37,361,129	45,439,666	37,315,393
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	46,541,716	37,361,129	45,439,666	37,315,393
Net loss per share—basic and diluted	$(0.36)	$(1.88)	$(2.02)	$(3.40)

The following common stock equivalents outstanding as of June 30, 2018 and 2017 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options	6,207,172	5,313,821	6,207,172	5,313,821
Restricted stock units	13,950	30,400	13,950	30,400
Employee stock purchase plan	8,004	8,697	8,004	8,697
	6,229,126	5,352,918	6,229,126	5,352,918

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report.   In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our lead product candidate, brexanolone (USAN) for intravenous, or IV, use, is a proprietary formulation of allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  We are developing brexanolone IV as a treatment for postpartum depression, or PPD.  PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth.  In November 2017, we announced positive results from two blinded, placebo-controlled Phase 3 clinical trials of brexanolone IV in PPD.   We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in April, 2018 seeking approval to market and sell brexanolone IV as a treatment for PPD in the U.S. The NDA is under review by the FDA. The FDA granted the NDA Priority Review status and assigned a Prescription Drug User Fee Act (PDUFA) target date of December 19, 2018. The FDA is currently planning to hold an advisory committee meeting on November 2, 2018 to discuss the brexanolone IV application, and has conditionally accepted the proprietary name ZULRESSO™ for our product.  We have also received Breakthrough Therapy designation from the FDA in the U.S. and PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, in the European Union, or EU, for brexanolone IV as a potential treatment for PPD.  We expect to receive scientific advice from the EMA in the second half of 2018 regarding the potential regulatory pathway for a marketing authorization application, or MAA, filing in the EU.  We continue to prepare for a potential commercial launch of brexanolone IV for the treatment of PPD in the U.S. in the first half of 2019, if our NDA is approved.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently developing SAGE-217 as a potential treatment for major depressive disorder, or MDD, PPD, bipolar depression, and sleep disorders.  The FDA has granted SAGE-217 breakthrough therapy designation in the treatment of MDD. In June 2018, we announced our expedited development plan for SAGE-217 in depression following a breakthrough therapy meeting with the FDA. This development plan is intended, if successful, to support a potential filing for approval of SAGE-217 in the U.S. for the episodic treatment of MDD and in the treatment of PPD.  The planned expedited development program for SAGE-217 includes one additional placebo-controlled Phase 3 clinical trial in patients with MDD in which we plan to study two weeks of 20mg or 30mg SAGE-217 treatment compared to placebo in 450 patients with MDD, with four weeks of additional follow-up.  The program also includes the ongoing placebo-controlled clinical trial in PPD, now designated a pivotal trial, in which we expect to enroll 140 women with PPD.  The planned expedited development program for SAGE-217 in MDD and PPD also includes an open-label study in which approximately 300 patients with MDD treated with SAGE-217 will be followed for six months and 100 patients would be followed for a year after initial treatment and episodic retreatment as needed, to evaluate the potential of episodic treatment for recurrent or new major depressive episodes and provide additional safety data.   We plan to initiate the placebo-controlled Phase 3 clinical trial of SAGE-217 in MDD and to announce top-line data from the placebo-controlled pivotal trial of SAGE-217 in PPD during the fourth quarter of 2018.  As part of the SAGE-217 mood disorder program, we also plan to initiate in the fourth quarter of 2018 a Phase 2 open-label trial evaluating four weeks of SAGE-217 treatment in up to 30 patients with bipolar I/II disorder with a current major depressive episode. The trial is intended to evaluate the safety and tolerability of SAGE-217 as the primary endpoint and to study secondary endpoints, including efficacy in improving depressive symptoms and sleep.  If the results of the trial are positive and warrant moving forward, we then plan to conduct a randomized, placebo-controlled trial in this indication.

In addition to our mood disorder program, we also plan to study SAGE-217 in the treatment of sleep disorders.  We plan to initiate a placebo-controlled polysomnography trial of SAGE-217 in patients with MDD who have co-morbid insomnia in the fourth quarter of 2018, and also plan to seek feedback from the FDA in the second half of 2018 on a potential development plan for SAGE-217 in the treatment of sleep disorders.  We may also explore the development of SAGE-217 in other indications.  In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324 and SAGE-689, which are at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be indications involving NMDA receptor hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We completed a Phase 1 single ascending dose trial of SAGE-718 in 2017.  A Phase 1 multiple ascending dose trial is ongoing.

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

We have not generated any revenue to date from the sale of products. All of our revenue to date has been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of SAGE-217 in Japan, Taiwan and South Korea.  We have incurred net losses in each year since our inception, and we have an accumulated deficit of $682.0 million as of June 30, 2018. Our net losses were $91.6 million for the six months ended June 30, 2018 and $270.1 million for the year ended December 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance regulatory activities focused on the review process with respect to the NDA we submitted to the FDA seeking approval of brexanolone IV in PPD in the U.S.;
•	continue preparations for a potential future commercial launch of brexanolone IV in PPD in the U.S., if approved;
•	complete the ongoing clinical trial of SAGE-217 in PPD, and advance SAGE-217 further in development in MDD, bipolar depression, and sleep disorders;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•	continue Phase 1 clinical studies of SAGE-324 with potential future focus on epileptiform disorders, Parkinson’s disease, essential tremor and other indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•

continue regulatory and other activities focused on potential pathways for advancing our lead product candidates in the EU, subject to feedback from the EMA, including obtaining scientific advice on the potential regulatory pathway for an MAA filing as part of planned discussions with the EMA regarding brexanolone IV;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

complete validation work and other supply chain activities related to brexanolone IV to be ready for commercial supply if our NDA is approved; refine and scale-up the manufacturing process for SAGE-217 for planned late stage clinical trials; improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and future commercialization efforts and potential expansion of EU activities, and incur increases in stock-based compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for our product candidates, including brexanolone IV in PPD, in other global markets;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into 2020. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of and commercialize one of our current or future product candidates.  All of our revenue to date has been derived from our collaboration with Shionogi.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Collaboration revenue	$90,000	$-	$90,000
Operating expenses:
Research and development	68,980	55,900	13,080
General and administrative	43,167	14,954	28,213
Total operating expenses	112,147	70,854	41,293
Loss from operations	(22,147)	(70,854)	48,707
Interest income, net	5,137	672	4,465
Other expense, net	32	(20)	52
Net loss	$(16,978)	$(70,202)	$53,224

Research and development expenses

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$9,643	$22,242	$(12,599)
SAGE-217	15,600	12,163	3,437
SAGE-718	2,781	1,505	1,276
Other research and development programs	9,251	3,483	5,768
Unallocated expenses	31,705	16,507	15,198
Total research and development expenses	$68,980	$55,900	$13,080

Research and development expenses for the three months ended June 30, 2018 were $69.0 million, compared to $55.9 million for the three months ended June 30, 2017. The increase of $13.1 million was primarily due to the following:

•

a decrease of $12.6 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trial in super-refractory status epilepticus, or SRSE, and the Phase 3 clinical trials in PPD.  Expenses related to payments to licensors upon achievement of certain regulatory milestones were $1.0 million;

•

an increase of $3.4 million in expenses due to conduct of our Phase 2 clinical trial of SAGE-217 in PPD, conduct of supporting clinical pharmacology studies and supply chain activities to support this and other clinical trials;

•

an increase of $5.8 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $15.2 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $6.9 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2018 and 2017.

General and administrative expenses

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel-related	$28,365	$8,073	$20,292
Professional fees	5,184	2,928	2,256
Commercial planning	5,769	2,525	3,244
Other	3,849	1,428	2,421
Total general and administrative expenses	$43,167	$14,954	$28,213

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $43.2 million and $15.0 million, respectively.  The increase of $28.2 million was primarily due to the following:

•

an increase of $20.3 million in personnel-related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations, finance, human resources and legal, including an increase of $12.8 million of non-cash stock-based compensation. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.9 million during the three months ended June 30, 2018 for a milestone related to the consummation of a licensing or corporate partnering arrangement;

•

an increase of $2.3 million in professional fees associated with expanding operations, including costs related to legal services, including legal expenses to pursue patent protection of our intellectual property, investor relations and public relations;

•	an increase of $3.2 million in costs related to preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of brexanolone IV in the U.S.; and

•

an increase of $2.4 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended June 30, 2018 and 2017 were $5.2 million and $0.7 million, respectively.  The primary reasons for the increase were an increase in the balances of marketable securities and an increase in interest rates.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Collaboration revenue	$90,000	$-	$90,000
Operating expenses:
Research and development	118,250	101,100	17,150
General and administrative	72,016	27,234	44,782
Total operating expenses	190,266	128,334	61,932
Loss from operations	(100,266)	(128,334)	28,068
Interest income, net	8,666	1,379	7,287
Other expense, net	24	(24)	48
Net loss	$(91,576)	$(126,979)	$35,403

Research and development expenses

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
		(in thousands)
brexanolone (SAGE-547)	$18,186	$42,167	$(23,981)
SAGE-217	20,987	21,130	(143)
SAGE-718	4,217	2,811	1,406
Other research and development programs	17,480	6,161	11,319
Unallocated expenses	57,380	28,831	28,549
Total research and development expenses	$118,250	$101,100	$17,150

Research and development expenses for the six months ended June 30, 2018 were $118.3 million, compared to $101.1 million for the six months ended June 30, 2017. The increase of $17.2 million was primarily due to the following:

•

a decrease of $24.0 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trial in SRSE and the Phase 3 clinical trials in PPD.  Expenses related to payments to licensors upon achievement of certain regulatory milestones were $1.0 million;

•

an increase of $11.3 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $28.5 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $12.2 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2018 and 2017.

General and administrative expenses

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
		(in thousands)
Personnel-related	$43,283	$14,284	$28,999
Professional fees	9,790	5,261	4,529
Commercial planning	12,362	4,910	7,452
Other	6,581	2,779	3,802
Total general and administrative expenses	$72,016	$27,234	$44,782

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $72.0 million and $27.2 million, respectively.  The increase of $44.8 million was primarily due to the following:

•

an increase of $29.0 million in personnel-related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations, finance, human resources and legal, including an increase of $17.1 million of non-cash stock-based compensation. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.9 million during the six months ended June 30, 2018 for a milestone related to the consummation of a licensing or corporate partnering arrangement;

•

an increase of $4.5 million in professional fees associated with expanding operations, including costs related to legal services, including legal expenses to pursue patent protection of our intellectual property, investor relations and public relations;

•	an increase of $7.5 million in costs related to preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of brexanolone IV in the U.S.; and

•

an increase of $3.8 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the six months ended June 30, 2018 and 2017 were $8.7 million and $1.4 million, respectively.  The primary reasons for the increase were an increase in the balances of marketable securities and an increase in interest rates.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue from the sale of products.  All of our revenue to date has been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of June 30, 2018, we had an accumulated deficit of $682.0 million. From our inception through June 30, 2018, we received net proceeds of $1.6 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017 and February 2018.

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

As of June 30, 2018, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.1 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(78,706)	$(114,286)
Investing activities	(550,931)	76,193
Financing activities	649,652	3,311
Total	$20,015	$(34,782)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $78.7 million, compared to $114.3 million for the six months ended June 30, 2017. The decrease of $35.6 million was primarily due to the following:

•

A decrease of $35.4 million in cash used related to our net loss, primarily due to $90.0 million of collaboration revenue that was recorded in six months ended June 30, 2018, offset by an increase in general and administrative expenses resulting from increased headcount and other costs to support our expanding operations and increased research and development activities related to our development programs along with increased headcount in related functions;
•	Offset by an increase of $25.3 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring; and
•	An increase of $25.1 million in cash used in changes in our operating assets and liabilities, primarily due to the receivable from Shionogi of $18.4 million.

Investing Activities

During the six months ended June 30, 2018 and 2017, net cash used in investing activities was $550.9 million and net cash provided by investing activities was $76.2 million, respectively.  During the six months ended June 30, 2018 and 2017, we purchased and sold marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our underwritten follow-on public offering during February 2018.

Financing Activities

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $649.7 million and $3.3 million, respectively. Net cash provided by financing activities in the six months ended June 30, 2018 primarily consisted of $631.2 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. During that time, we expect that our expenses will increase substantially as we:

•	advance regulatory activities focused on the review process with respect to the NDA we submitted to the FDA seeking approval of brexanolone IV in PPD in the U.S.;
•	continue preparations for a potential future commercial launch of brexanolone IV, in the U.S., if approved;
•	complete the ongoing clinical trial of SAGE-217 in PPD, and further advance development of SAGE-217 in MDD, bipolar depression, and sleep disorders;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•

continue Phase 1 clinical studies of SAGE-324 with a potential focus on indications with high frequencies of seizures, Parkinson’s disease, essential tremor and other indications involving GABA hypofunction;

•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•

continue regulatory and other activities focused on potential pathways for advancing our lead product candidates in the EU, subject to feedback from the EMA, including as part of planned discussions regarding brexanolone IV;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

complete validation work and other supply chain activities related to brexanolone IV to be ready for commercial supply if our NDA is approved; refine and scale-up the manufacturing process for SAGE-217 for planned late stage clinical trials; continue to improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

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

•

the ability of SAGE-217 and our other clinical-stage product candidates to progress through clinical development successfully; and the level, timing and amount of costs associated with preparing for a potential future commercial launch of any such product candidate that is successfully developed;

•

the initiation, progress, timing, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing regulatory filings;

•

the timing, scope and outcome of regulatory reviews and approvals of our products, including review of our NDA for brexanolone IV, or for our other product candidates if we are successful in our development efforts; and the scope and cost of any clinical trials or other commitments required post-approval for any approved products;

•

at such time, if any, that we have approved products, the size of the indications for which those products are approved; the portion of the population for which those products are actually prescribed; the rate and degree of market acceptance for those products, and the pricing, availability and level of reimbursement for such products;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$42,516	$6,183	$13,569	$14,198	$8,566
Total(1)(2)(3)(4)	$42,516	$6,183	$13,569	$14,198	$8,566

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)

We lease office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of June 30, 2018, of 54,943 square feet in one building under an operating lease that expires on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022. In April 2018, we entered into the First Amendment to the lease for office space in a multi-tenant building and thereby increased the amount of square feet of office space from 19,805 square feet to 40,419 square feet, an increase of 20,614 square feet, consisting of (i) 13,481 square feet beginning on August 1, 2018, and (ii) 7,133 square feet beginning on October 1, 2018.  The term for this additional space will expire on August 31, 2024.  Additionally, the term of the existing lease will be extended from February 28, 2022 until August 31, 2024.  In May 2018, the Company entered into a lease for office space in a multi-tenant building in Raleigh, North Carolina.  The amount of square feet of office space is 15,525 square feet and the lease period will begin on September 1, 2018.  The term for this space will expire on November 30, 2024.  We expect to lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $32.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the three and six months ended June 30, 2018, we recorded $1.0 million of research and development expense under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a non-employee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the three and six months ended June 30, 2018, we did not record any expense or make any milestone payments under this consulting agreement.

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

Except for the revenue recognition policy related to licenses and collaborations described below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 22, 2018.

Effective January 1, 2017, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.  Prior to the three months ended June 30, 2018, we did not have any revenue-generating arrangements and therefore there was no transition impact from the adoption of Topic 606.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services it transfers to a customer.

Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, in the evaluation of a collaboration agreement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. In certain circumstances, we may apply the residual method to determine the SSP of a good or service if the SSP is considered highly variable or uncertain. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed our revenue-generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in the arrangement.  For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

A description of the agreement with Shionogi is set forth in Note 6, “Collaboration Agreement”, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

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

We had cash, cash equivalents and marketable securities of approximately $1.1 billion as of June 30, 2018. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any foreign currency or other derivatives financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, we completed the migration of our legacy accounting system to an Oracle platform.  In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes. There were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product. We depend heavily on the success of our proprietary intravenous, or IV, formulation of brexanolone for which we have submitted a new drug application, or NDA, seeking approval to market brexanolone IV as a treatment for postpartum depression, or PPD.  We cannot be certain that the FDA will approve our NDA for brexanolone IV within the expected timeframes, or at all, or that we will file for or receive regulatory approval in any other region or country.  Even if brexanolone IV is approved for marketing and sale, there is no assurance that our commercialization efforts will be successful.

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product.

Our business currently depends heavily on our ability to gain approval of brexanolone IV in the U.S. as a treatment for PPD.  We submitted an NDA to the FDA seeking such approval in April 2018, and the NDA is currently under review.  The FDA may not agree that the clinical and non-clinical data we have generated to date are sufficient to gain regulatory approval to commercialize brexanolone IV in PPD in the U.S.  There is also no assurance that we will file a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA with respect to brexanolone IV as a treatment for PPD in the EU, and even if we make such filing, we may not receive EMA approval.  The FDA, EMA or other regulatory authorities may determine that additional trials or data are necessary in order to obtain approval.  The Advisory Committee expected to be convened by the FDA to review the NDA for brexanolone IV may recommend against approval or may recommend limitations, conditions or restrictions on use, including on sites of care, and the FDA may agree with some or all of those recommendations or impose its own limitations, conditions and restrictions.  Similarly, regulatory authorities may find fault with the data generated at one of our clinical sites or with the activities of our trial monitor or may disagree with how we conducted our trials or our analyses of the trial results.  Regulatory authorities may also identify deficiencies or other issues with our manufacturing or quality systems or processes.  Any such findings or issues could require additional data or analyses or the need for changes to our systems or processes that could delay or prevent us from gaining approval of brexanolone IV.

Even if we gain approval of brexanolone IV, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.  We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, and to enable appropriate sites of care for administering the product, including the potential for supervised home infusion.  In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets. If we receive regulatory approval to market or sell brexanolone IV or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to brexanolone IV or with respect to any other product candidate that may be approved in the future.  We may encounter issues, delays or other challenges in launching or commercializing brexanolone IV or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth, availability or amount of reimbursement covering brexanolone IV or our other products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including, in the case of brexanolone IV, challenges related to the IV mode of administration or competition from lower cost anti-depressants.  We may not be successful in our regulatory and other efforts to enable supervised home infusion as an option for site of administration of brexanolone IV.  Even if home infusion is permitted by the FDA or other regulatory authorities as an option, supervision requirements or other conditions, limitations or restrictions imposed by the FDA or another regulatory authority may further limit market acceptance of such option.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our other current product candidates beyond brexanolone IV, of which SAGE-217 is in clinical development for major depressive disorder, or MDD, PPD, bipolar depression, and sleep disorders; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to SAGE-217 or any of our other product candidates on the time-lines we expect or at all. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

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

Obtaining regulatory approval to market brexanolone IV or any of our other product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of any of our product candidates for many reasons.  Any setback or delay in obtaining regulatory approval for our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

We are not permitted to market any of our product candidates in the U.S. until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

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
•

if an NDA for any of our product candidates is reviewed by an advisory committee, including the expected advisory committee to review brexanolone IV, the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, including restrictions, limitations or conditions that impact availability of sites of care, and the FDA may ultimately agree with the recommendations of the advisory committee;

•

the FDA or applicable foreign regulatory authorities may approve a product candidate for which we are seeking regulatory approval for a more limited patient population than we expect or with substantial use restrictions;

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

We cannot be certain that the results of our Phase 3 clinical trials of brexanolone IV in PPD will be sufficient to support approval of our NDA by the FDA, or the submission or approval of an MAA to the EMA for this product candidate in PPD.

We submitted an NDA to the FDA in April 2018 seeking marketing approval for brexanolone IV as a treatment for PPD.   The NDA is currently under review.  The FDA may not agree that the clinical and non-clinical data we have generated to date are sufficient to gain regulatory approval to commercialize brexanolone IV in PPD in the U.S.  Similarly, there is no assurance that we will file an MAA with the EMA with respect to brexanolone IV as a treatment for PPD in the EU, and even if we make such filing, we may not receive EMA approval.  We anticipate that planned discussions with the EMA will better inform timing and any additional requirements for an MAA submission, the potential for conditional or full marketing approval and potential post-marketing clinical development obligations if we file an MAA and our application is approved.  In either case, the FDA or EMA may require that we conduct additional clinical trials or non-clinical studies before the FDA will approve our NDA or before we can submit an MAA for brexanolone IV in PPD or in order to gain approval of the MAA in PPD.  Even if we receive approval of our NDA for brexanolone IV in the U.S., we expect to have post-approval obligations.  Similarly, if scientific advice we receive from the EMA supports proceeding with an MAA filing seeking approval of brexanolone IV in the treatment of PPD in the EU, and we file the MAA and are successful in our efforts to gain regulatory approval, we expect to have additional post-approval obligations which are likely to include additional clinical trials.

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

We have filed an NDA in the U.S. seeking approval of our lead product, brexanolone IV, for the treatment of patients with PPD. We are developing our next generation product candidate, SAGE-217, in MDD, PPD, bipolar depression, and sleep disorders. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD, and bipolar depression, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, bipolar depression, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset. In addition, the IV infusion mode of administration for brexanolone IV may further limit the number of PPD patients who will be treated with the product if it is ultimately approved, particularly if the FDA or any other regulatory authority imposes restrictions that limit or prevent the availability of supervised home infusion as a site-of-care option.  Even if home infusion is permitted by the FDA or other regulatory authorities as an option, supervision requirements or other conditions, limitations or restrictions imposed by the FDA or other regulatory authorities may further limit market acceptance.   In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the results from our Phase 3 clinical trials of brexanolone IV in PPD may not be replicated in our ongoing pivotal clinical trial of SAGE-217 in PPD, and the results of our Phase 2 placebo-controlled clinical trial of SAGE-217 in MDD may not be replicated in the planned Phase 3 clinical trial in MDD which will involve a larger number of patients. By way of example, our results in an earlier clinical trial were not replicated in our Phase 3 clinical trial of brexanolone IV in super-refractory status epilepticus. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•	denial by the FDA of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
•	delays in filing or receiving approvals of additional investigational new drug applications, or INDs, that may be required;
•	negative results from our ongoing non-clinical studies or clinical trials;
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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, in 2015, in response to an IND filed with respect to SAGE-689, the FDA requested additional non-clinical study data prior to commencement of a Phase 1 clinical trial.   We are in the process of evaluating possible alternative formulations of SAGE-689, but there is no guarantee that an alternative formulation for SAGE-689 will be sufficient to continue development. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of brexanolone IV in the U.S. in PPD, and to enable appropriate sites of care for administering the product, including the potential for supervised home infusion. In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for brexanolone IV in PPD in other global markets.  If we receive regulatory approval to market or sell brexanolone IV or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to brexanolone IV or with respect to any other product candidate that may be approved in the future.  We may encounter issues, delays or other challenges in launching or commercializing brexanolone IV or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering brexanolone IV or our products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including, in the case of brexanolone IV, challenges related to the IV mode of administration or competition from lower price antidepressants.  We may not be successful in our regulatory and other efforts to enable supervised home infusion as an option for site of administration of brexanolone IV.  Even if home infusion is permitted by the FDA or other regulatory authorities as an option, supervision requirements or other conditions, limitations or restrictions imposed by the FDA or other regulatory authorities may further limit market acceptance.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.

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

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD.  Current standard of care for PPD commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

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

There are a number of pharmacological treatments and nonpharmacological treatments for sleep disorders, depending on the cause and nature of the sleep disruption.

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

We have an existing collaboration, and may seek to establish additional collaborations, related to our development and commercialization of product candidates.  If we are not able to establish future collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans or expand our internal efforts and growth.  Our existing and future collaborations, if any, may not lead to the successful development or commercialization of product candidates.

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

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of  any products.  Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities ourselves, as well as additional challenges related to operating under a collaboration.  In addition, under most collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators in these efforts which may lead to decisions that hamper our overall development and commercialization activities.  In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if the collaboration terminates or if our collaborator fails to perform its obligations under the agreement. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued as a patent, will include claims having a scope sufficient to protect our current product candidates or any other products or product candidates;
•	any of our pending patent applications will issue as patents at all;
•	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe any patents that may be issued to us;
•	others will not use pre-existing technology to effectively compete against us;
•	any of our patents, if issued or as issued, will be found to ultimately be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

We may rely upon unpatented trade secrets, and depend on unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our CROs, collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop and, if approved, commercialize our current product candidates and future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees which could have a materially adverse effect on our business.

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

Competitors may use our technologies in jurisdictions where we do not pursue patent protection. They may pursue and obtain their own patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. For example, a 2018 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

For certain of our product candidates, we are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing certain of our product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

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

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payment, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement, and may accordingly seek to terminate our license. In addition, future licensors may decide to terminate their licenses with us at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms, our business could materially suffer.

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

Some of the intellectual property rights we have licensed may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the license agreement with the Regents may have been generated using U.S. government funds. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of $482.9 million and $479.9 million, respectively, which begin to expire in 2031. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $12.7 million and $2.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2017, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our initial public offering, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income. The TCJA reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2018, we had received net proceeds of $1.6 billion from such transactions. As of June 30, 2018, our cash, cash equivalents and marketable securities were $1.1 billion. We have incurred significant net losses in each year since our inception, including net losses of $91.6 million for the six months ended June 30, 2018 and $270.1 million for the year ended December 31, 2017. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. To date, we have not generated any product revenue from our product candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell a product. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch of brexanolone IV, if approved, and potentially other product candidates if successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive. We expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials, continue our discovery efforts, continue to seek regulatory approval of brexanolone IV and potentially other product candidates, if we generate positive data in our other clinical programs, and commercialize brexanolone IV and other products, if successfully developed and approved. Depending on the status of development efforts, regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of June 30, 2018, our cash, cash equivalents and marketable securities were $1.1 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our anticipated level of operations into 2020. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•

the failure or delay of the FDA or any other regulatory authority to approve brexanolone IV or any of our other product candidates that are successfully developed, or any unexpected limitations on the approved indication or on use or onerous conditions of approval;

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

10.1

First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant, dated April 4, 2018 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-36544) filed with the SEC on May 3, 2018)

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

SAGE THERAPEUTICS, INC.

August 7, 2018	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 7, 2018	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)