Form 10-Q
period 2018-09-30
Sage Therapeutics, Inc.
filed 2018-11-06
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 46,887,174 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•

our expectations as to the sufficiency of the data generated from the clinical trials and non-clinical studies of our proprietary intravenous, or IV, formulation of brexanolone, known as ZULRESSOTM (brexanolone) injection, to support approval by the U.S. Food and Drug Administration, or FDA, of our new drug application, or NDA, for ZULRESSO in the treatment of postpartum depression, or PPD, and the potential timing of such a decision;

•

the prospect of the FDA following the joint recommendation of the Psychopharmacologic Drugs Advisory Committee, or PDAC, and Drug Safety and Risk Management, or DSaRM, Advisory Committee supporting the benefit/risk profile of ZULRESSO in the treatment of PPD when administered in healthcare settings certified under a Risk Evaluation and Mitigation Strategies, or REMS, program;

•

our expectations as to the timing of a potential launch of ZULRESSO in the U.S. as a treatment for PPD, if our NDA is approved by the FDA; our views as to our future readiness for such a launch; our plans with respect to the size, readiness and focus of our field force; our plans with respect to possible pricing of ZULRESSO; and our expectations with respect to the availability of healthcare facilities qualified and willing to be certified under the REMS as sites of care for administration of ZULRESSO, and the potential for expanding sites of care in the future;

•

our views as to the anticipated rate and degree of market acceptance, prescription and use of ZULRESSO, if approved, including the impact of: expected limitations on sites of care for administration of ZULRESSO to REMS certified healthcare facilities, implementation of the REMS program, pricing, and the potential scope, level and availability of reimbursement;

•

our expectations with respect to the potential development and regulatory pathway for our proprietary formulation of brexanolone in the European Union, or EU, including our planned activities, and our plans and expectations with respect to the potential development of our other product candidates for markets outside the United States;

•

our expectations as to the sufficiency of our planned development program for SAGE-217 in major depressive disorder and PPD, if successful, to expedite our development of SAGE-217, and to support filing of an NDA with the FDA; our statements regarding the potential for approval in such indications in the U.S.; and our view of the potential product profile and market for SAGE-217 and our other product candidates, if successfully developed and approved.

•

our ability, within the expected time-frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our estimates regarding expenses, use of cash, timing of future cash needs, and capital requirements;
•	our expectations as to the potential to achieve future revenues;
•	our expectations with respect to the availability of supplies of ZULRESSO and our other product candidates, and the expected performance of our third-party manufacturers;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;
•

the estimated number of patients with diseases or disorders of interest to us; the size of the potential markets for our product candidates; the potential for our product candidates in those markets, if approved; and our ability to serve those markets;

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$253,123	$306,235
Marketable securities	768,278	212,613
Prepaid expenses and other current assets	18,511	6,227
Total current assets	1,039,912	525,075
Property and equipment, net	5,168	4,013
Restricted cash	1,919	849
Total assets	$1,046,999	$529,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,879	$9,350
Accrued expenses	48,647	42,601
Total current liabilities	54,526	51,951
Other liabilities	3,968	2,511
Total liabilities	58,494	54,462
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2018 and December 31, 2017; 46,832,103 and 42,003,894 shares issued at September 30, 2018 and December 31, 2017, respectively; 46,830,589 and 42,002,934 shares outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost, 1,514 and 960 shares at September 30, 2018 and December 31, 2017, respectively	(211)	(113)
Additional paid-in capital	1,793,909	1,066,059
Accumulated deficit	(804,941)	(590,447)
Accumulated other comprehensive loss	(257)	(29)
Total stockholders’ equity	988,505	475,475
Total liabilities and stockholders’ equity	$1,046,999	$529,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$—	$90,000	$—
Operating expenses:
Research and development	75,052	58,286	193,302	159,386
General and administrative	53,693	16,087	125,709	43,320
Total operating expenses	128,745	74,373	319,011	202,706
Loss from operations	(128,745)	(74,373)	(229,011)	(202,706)
Interest income, net	5,817	677	14,483	2,056
Other income (expense), net	10	(23)	34	(48)
Net loss	$(122,918)	$(73,719)	$(214,494)	$(200,698)
Net loss per share—basic and diluted	$(2.63)	$(1.97)	$(4.68)	$(5.37)
Weighted average number of common shares outstanding—basic and diluted	46,706,770	37,470,912	45,866,676	37,367,802
Comprehensive loss:
Net loss	$(122,918)	$(73,719)	$(214,494)	$(200,698)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(112)	52	(228)	87
Total other comprehensive gain (loss)	(112)	52	(228)	87
Total comprehensive loss	$(123,030)	$(73,667)	$(214,722)	$(200,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(214,494)	$(200,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	70,323	25,289
Premium on marketable securities	(165)	(49)
Amortization of discount on marketable securities	(6,901)	(57)
Depreciation	780	396
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,271)	208
Accounts payable	(3,370)	221
Accrued expenses and other liabilities	7,205	14,312
Net cash used in operating activities	(158,893)	(160,378)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	724,132	214,436
Purchases of marketable securities	(1,272,959)	(93,816)
Purchases of property and equipment	(2,052)	(556)
Net cash provided by (used in) investing activities	(550,879)	120,064
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	27,480	6,998
Payment of employee tax obligations related to vesting of restricted stock units	(904)	—
Payments of offering costs	(340)	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	631,494	—
Net cash provided by financing activities	657,730	6,998
Net decrease in cash, cash equivalents and restricted cash	(52,042)	(33,316)
Cash, cash equivalents and restricted cash at beginning of period	307,084	169,081
Cash, cash equivalents and restricted cash at end of period	$255,042	$135,765
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment financed with landlord tenant incentive	$—	$353
Purchases of property and equipment included in accounts payable	$19	$—

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

The Company is subject to risks and uncertainties common to companies in the biotech and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products, if approved for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had an accumulated deficit of $804.9 million. From its inception through September 30, 2018, the Company received net proceeds of $1.6 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017 and February 2018. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2018, its results of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018. The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2018, cash equivalents were comprised of cash equivalents and money market funds.  As of December 31, 2017, cash equivalents were comprised of cash equivalents, money market funds and overnight reverse repurchase agreements.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Marketable securities that have remaining contractual maturities of one year or less are classified as short term. No declines in value were deemed to be other than temporary during the three and nine months ended September 30, 2018 and 2017.

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

The Company’s cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements herein.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.  Prior to the three months ended June 30, 2018, when the Company recorded its initial revenue under Topic 606, the Company did not have any revenue-generating arrangements and therefore there was no transition impact from the adoption of Topic 606.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which will replace the existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842):  Targeted Improvements. The updated standards aim to increase transparency and comparability among organizations by requiring lessees to recognize leased assets and leased liabilities on the consolidated balance sheets and requiring disclosure of key information about leasing arrangements. The standards will be effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.  The Company has started the process of creating a list of all leases to which the Company is a party and has created draft calculations of the amounts that will be recorded on the implementation date for such leases.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents in the statements of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statements of cash flows. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statements of cash flows by $0.8 million and $0.6 million, respectively, and the ending balances by $1.9 million and $0.8 million, respectively, for the nine months ended September 30, 2018 and 2017.

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

The following tables summarize the Company’s money market funds and marketable securities as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$253,123	$253,123	$—	$—
Total cash equivalents	253,123	253,123	—	—
Marketable securities:
U.S. government securities	283,570	—	283,570	—
U.S. corporate bonds	152,747	—	152,747	—
International corporate bonds	89,551	—	89,551	—
U.S. commercial paper	103,531	—	103,531	—
International commercial paper	138,879	—	138,879	—
Total marketable securities	768,278	—	768,278	—
Total cash equivalents and marketable securities	$1,021,401	$253,123	$768,278	$—

	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$306,235	$306,235	$—	$—
Total cash equivalents	306,235	306,235	—	—
Marketable securities:
U.S. government securities	49,606	—	49,606	—
U.S. corporate bonds	48,959	—	48,959	—
U.S. commercial paper	65,583	—	65,583	—
International commercial paper	48,465	—	48,465	—
Total marketable securities	212,613	—	212,613	—
Total cash equivalents and marketable securities	$518,848	$306,235	$212,613	$—

During the nine months ended September 30, 2018 and 2017, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$283,701	$—	$(131)	$283,570
U.S. corporate bonds	152,848	5	(106)	152,747
International corporate bonds	89,610	1	(60)	89,551
U.S. commercial paper	103,516	34	(19)	103,531
International commercial paper	138,860	30	(11)	138,879
	$768,535	$70	$(327)	$768,278

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$49,612	$—	$(6)	$49,606
U.S. corporate bonds	48,982	2	(25)	48,959
U.S. commercial paper	65,583	—	—	65,583
International commercial paper	48,465	—	—	48,465
	$212,642	$2	$(31)	$212,613

As of September 30, 2018, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2018 and the year ended December 31, 2017.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Computer hardware and software	$1,778	$1,090
Furniture and equipment	938	1,029
Leasehold improvements	4,305	2,967
	7,021	5,086
Less: Accumulated depreciation	(1,853)	(1,073)
	$5,168	$4,013

Depreciation expense for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.1 million, respectively.  Depreciation expense for the nine months ended September 30, 2018 and 2017 was $0.8 million and $0.4 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Development costs	$23,364	$23,473
Employee-related expenses	13,001	15,838
Professional services	12,110	3,166
Other accrued expenses	172	124
	$48,647	$42,601

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of March 31, 2018, of 54,943 square feet in the first building under an operating lease that expires on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022.

In April 2018, the Company entered into the First Amendment to the lease for office space in the second building.  The Company increased the amount of square feet of office space from 19,805 square feet to 40,419 square feet, an increase of 20,614 square feet, consisting of (i) 13,481 square feet beginning on August 1, 2018, and (ii) 7,133 square feet beginning on October 1, 2018.  The term for this additional space will expire on August 31, 2024.  Additionally, the term of the existing lease was extended from February 28, 2022 until August 31, 2024.

In May 2018, the Company entered into a lease for office space in a multi-tenant building in Raleigh, North Carolina.  The amount of square feet of office space is 15,525 square feet and the lease period began on September 1, 2018.  The term for this space will expire on November 30, 2024.

In October 2018, the Company entered into the Seventh Amendment to the lease for office space in the first building.  The Company increased the amount of square feet of office space from 54,943 square feet to 58,442 square feet, an increase of 3,499 square feet, beginning on December 1, 2018.  The term for this additional space will expire on August 31, 2024.

Future minimum lease payments under non-cancelable operating leases are as follows at September 30, 2018:

Years Ending December 31,	(in thousands)
2018	$1,572
2019	6,657
2020	6,784
2021	6,913
2022	7,106
Thereafter	12,189
$41,221

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”) amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As of September 30, 2018, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of September 30, 2018, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones.

For the three months ended September 30, 2018 and 2017, the Company did not record any expense or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program under the license agreement with CyDex.  For the nine months ended September 30, 2018, the Company recorded research and development expense and made cash payments of $0.8 million related to regulatory milestones for the brexanolone program under the license agreement with CyDex.  For the nine months ended September 30, 2017, the Company did not record any expense or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. As of December 31, 2015, the Company paid to The Regents of the University of California clinical development milestones of $0.1 million and will be required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of September 30, 2018, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones.

For the three months ended September 30, 2018 and 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.  For the nine months ended September 30, 2018, the Company recorded research and development expense and made cash payments of $0.2 million related to regulatory milestones under the license agreements with The Regents of the University of California.  For the nine months ended September 30, 2017, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of September 30, 2018, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three and nine months ended September 30, 2018 and 2017, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a then non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of September 30, 2018, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three and nine months ended September 30, 2018 and 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

6.	Collaboration Agreement

Effective June 12, 2018, the Company entered into a strategic collaboration with Shionogi & Co., Ltd., (“Shionogi”) for the clinical development and commercialization of SAGE-217 for the treatment of major depressive disorder (“MDD”) and other indications in Japan, Taiwan and South Korea.

Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi. The Company will receive tiered royalties on sales of SAGE-217 in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote SAGE-217 in Japan. The Company maintains exclusive rights to develop and commercialize SAGE-217 outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable, non-creditable and not subject to set-off.

The Company concluded that Shionogi meets the definition to be accounted for as a customer since the Company is delivering intellectual property and know-how rights for the SAGE-217 program in support of territories in which the parties are not jointly sharing the risks and rewards.  In addition, the Company determined that the Shionogi collaboration met the requirements to be accounted for as a contract, including that it was probable that the Company will collect the consideration related to the up-front payment to which the Company was entitled in exchange for the goods or services that will be delivered to Shionogi.

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

The Company completed the evaluation of the standalone selling prices of each of the performance obligations and determined that the standalone selling price of the license performance obligation was $90.0 million. The Company recognized the transaction price allocated to the license performance obligation of $90.0 million as revenue during the quarter upon delivery of the license to Shionogi and resulting ability of Shionogi to use and benefit from the license. The remaining transaction price related to the performance obligation for the supply of certain clinical material is not significant. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

7.	Sale of Equity Securities

On November 17, 2017, the Company completed the sale of 4,058,822 shares of its common stock in an underwritten public offering at a price to the public of $85.00 per share, resulting in net proceeds of $325.8 million after deducting commissions and underwriting discounts and offering costs paid by the Company.

On February 13, 2018, the Company completed the sale of 4,032,012 shares of its common stock in an underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid by the Company.

8.	Stock-Based Compensation

Restricted Stock Units

During the nine months ended September 30, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and will be in February 2019, respectively.

During the three months ended March 31, 2018, the Company granted 33,600 performance restricted stock units to certain employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain regulatory milestone, in some cases upon meeting the milestone and, in other cases, upon the first anniversary of achievement of the milestone.

During the three months ended June 30, 2018, the Company granted 37,800 performance restricted stock units to certain employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain commercial milestone.

The fair value of restricted stock units that vested during the nine months ended September 30, 2018 was $2.6 million.  No restricted stock units vested during the nine months ended September 30, 2017 or during the three months ended September 30, 2018.

The table below summarizes activity relating to restricted stock units:

Shares
Outstanding as of December 31, 2017	29,100
Granted	71,400
Vested	(14,550)
Forfeited	(2,050)
Outstanding as of September 30, 2018	83,900

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

On December 15, 2016, the Board of Directors of the Company (the “Board”) approved the 2016 Inducement Equity Plan (the “2016 Stock Option Plan”). The 2016 Stock Option Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.  On September 20, 2018, the Board amended the 2016 Stock Option Plan to increase the total number of shares reserved for issuance under such plan by 1,200,000 shares.

As of September 30, 2018, the total number of shares reserved under all equity plans is 10,001,048, and 2,422,437 shares were available for future issuance under such plans.

During the three months ended March 31, 2018 and 2017, the Company granted 323,753 and 449,208 options, respectively, to certain employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended June 30, 2018 and 2017, the Company granted 200,250 and no options, respectively, to certain employees to purchase shares of common stock that contain performance-based vesting criteria, related to the achievement of certain clinical development, regulatory development and commercial milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended September 30, 2018 and 2017, the Company granted no options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended June 30, 2018, a performance milestone was achieved under a stock option granted to a consultant.  The milestone was related to the consummation of a licensing or corporate partnering arrangement.  During the three months ended June 30, 2018, the Company recognized stock-based compensation expense related to this milestone of $6.9 million.

During the nine months ended September 30, 2018 and 2017, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards for the nine months ended September 30, 2018 and 2017.

Stock-based compensation expense for stock options, restricted stock units and the employee stock purchase plan recognized during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$13,997	$5,399	$34,991	$14,239
General and administrative	11,481	4,332	35,332	11,050
	$25,478	$9,731	$70,323	$25,289

Stock-based compensation expense by award type recognized during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$25,015	$9,414	$69,023	$24,565
Restricted stock units	164	176	487	444
Employee stock purchase plan	299	141	813	280
	$25,478	$9,731	$70,323	$25,289

The weighted average grant date fair value per share relating to outstanding stock options granted under the Company’s stock option plans during the nine months ended September 30, 2018 and 2017 was $113.12 and $40.43, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	5,586,593	$43.58	8.09	$676,717
Granted	2,775,594	168.97
Exercised	(711,621)	35.13
Forfeited	(155,855)	79.46
Outstanding as of September 30, 2018	7,494,711	$90.07	8.15	$459,643
Exercisable as of September 30, 2018	2,460,232	$36.17	6.73	$258,528

At September 30, 2018, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $291.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.94 years. The intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $93.0 million and $14.1 million, respectively.

At September 30, 2018, 1,098,536 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $58.4 million.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(122,918)	$(73,719)	$(214,494)	$(200,698)
Denominator:
Weighted average common stock outstanding —basic	46,706,770	37,470,912	45,866,676	37,367,802
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	46,706,770	37,470,912	45,866,676	37,367,802
Net loss per share—basic and diluted	$(2.63)	$(1.97)	$(4.68)	$(5.37)

The following common stock equivalents outstanding as of September 30, 2018 and 2017 were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options	6,396,175	5,259,925	6,396,175	5,259,925
Restricted stock units	13,800	30,100	13,800	30,100
Employee stock purchase plan	6,481	6,500	6,481	6,500
	6,416,456	5,296,525	6,416,456	5,296,525

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

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system, or CNS, disorders, where there are no approved therapies or existing therapies are inadequate. We have a portfolio of product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. Our lead product candidate is ZULRESSOTM (brexanolone) injection, a proprietary intravenous, or IV, formulation of brexanolone for which we have filed a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, seeking approval to market and sell the product in the treatment of postpartum depression, or PPD.  The NDA is currently under FDA review.  Our next most advanced product candidate is SAGE-217, an oral compound, that is currently in Phase 3 clinical development with a focus on PPD and major depressive disorder, or MDD.

The following table summarizes the status of our development programs as of the filing date of this Quarterly Report.

Our lead product candidate is a proprietary IV formulation of brexanolone that we have developed for the treatment of PPD.  Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  The FDA is currently reviewing our NDA for this product candidate and has conditionally accepted the proprietary name, ZULRESSOTM (brexanolone) injection for the product, if approved.      On November 2, 2018, the FDA Psychopharmacologic Drugs Advisory Committee, or PDAC, and Drug Safety and Risk Management, or DSaRM, Advisory Committee jointly voted, by a vote of 17 to 1, that our data support a positive benefit/risk profile for ZULRESSO when administered by qualified staff in a healthcare facility certified under a Risk Mitigation and Evaluation Strategies, or REMS, program.  The joint recommendations of the PDAC and the DSaRM Advisory Committee are not binding on the FDA. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, target date of December 19, 2018 for completion of review of our NDA.  We continue to prepare for a potential commercial launch of ZULRESSO for the treatment of PPD in the U.S. in late March 2019, if our NDA is approved. We currently have a sales team in place in anticipation of a potential launch as well as a Patient Support team in Raleigh, North Carolina.  Our plans with respect to the rest of our commercial build will be subject to approval and final labeling.  We expect that the FDA will recommend that the Drug Enforcement Agency, or DEA, schedule brexanolone.  The DEA review period is typically completed 90 days after FDA approval.  If approved, we expect that the settings for administration for ZULRESSO will be limited to healthcare facilities that have been certified under a proposed REMS program.  We also plan to discuss with the FDA data and information that would be needed to support a potential regulatory pathway for possible future administration in the home setting under the care of a qualified healthcare provider.  As part of the proposed REMs, we expect that patients who are prescribed ZULRESSO will be required to enroll in a patient registry to compile additional information to further our understanding of the risk of a loss of consciousness during administration and management of the risk.

We have received PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, in the European Union, or EU, for our proprietary formulation of brexanolone as a potential treatment for PPD.  In October 2018, we received scientific advice from the EMA regarding the potential regulatory pathway for a marketing authorization application, or MAA, filing in the EU.  We anticipate obtaining additional scientific advice to help determine what additional data or information will be needed prior to a potential MAA filing, and to discuss expected post-approval commitments, if we file for and obtain approval of an MAA.

Our most advanced next-generation product candidate is SAGE-217, a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently developing SAGE-217 as a potential treatment for major depressive disorder, or MDD, PPD, bipolar depression, and sleep disorders.  The FDA has granted SAGE-217 Breakthrough Therapy designation in the treatment of MDD. In the second quarter of 2018, we announced our expedited development plan for SAGE-217 in depression following a Breakthrough Therapy meeting with the FDA. This development plan is intended, if successful, to support a potential filing for approval of SAGE-217 in the U.S. for the episodic treatment of MDD and in the treatment of PPD.  The planned expedited development program for SAGE-217 includes one additional placebo-controlled Phase 3 clinical trial in patients with MDD in which we plan to study two weeks of 20mg or 30mg SAGE-217 treatment compared to placebo in 450 patients with MDD, with four weeks of additional follow-up, as well as a retreatment study evaluating SAGE-217 initial treatment and episodic retreatment as needed, to evaluate the potential of episodic treatment for recurrent or new major depressive episodes and to provide additional safety data.  We plan to commence dosing of the placebo-controlled Phase 3 clinical trial in patients with MDD in the fourth quarter of 2018.  The proposed expedited development plan for SAGE-217 in depression also includes our placebo-controlled clinical trial of SAGE-217 in women with severe PPD.  We recently completed enrollment in this trial and expect to report top-line data in January of 2019.  As part of the SAGE-217 mood disorder program, we have also commenced dosing in a Phase 2 open-label trial evaluating four weeks of SAGE-217 treatment in up to 30 patients with bipolar I/II disorder with a current major depressive episode. The trial is intended to evaluate the safety and tolerability of SAGE-217 as the primary endpoint and to study secondary endpoints, including efficacy in improving depressive symptoms and sleep.  We expect to report top-line results from this trial in the first half of 2019.  If the results of the trial are positive and warrant moving forward, we then plan to conduct a randomized, placebo-controlled trial in this indication.

In addition to our mood disorder program, we also plan to study SAGE-217 in the treatment of sleep disorders.  We plan to initiate a placebo-controlled polysomnography trial of SAGE-217 in patients with MDD who have co-morbid insomnia in the fourth quarter of 2018, and also plan to seek feedback from the FDA in 2019 on a potential development plan for SAGE-217 in the treatment of sleep disorders.  We may also explore the development of SAGE-217 in other indications.

In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors.  We expect to complete a single ascending dose Phase 1 clinical trial of SAGE-324 in healthy volunteers, and to commence a multiple ascending dose clinical trial also in healthy volunteers, in the fourth quarter of 2018.   We expect to report top-line results from the multiple ascending dose trial of SAGE-324 in the first half of 2019.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We are considering developing SAGE-324 for a number of CNS disorders, including potentially certain epileptiform disorders, essential tremor and Parkinson’s disease and other indications involving GABA hypofunction.  Our portfolio of novel compounds targeting the GABAA receptor also includes SAGE-689, a GABAA receptor positive allosteric modulator, with which we have conducted non-clinical studies to date, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor.  Our initial areas of focus for development of SAGE-718 will be indications involving NMDA receptor hypofunction. Examples of these potential areas for future evaluation include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, Huntington’s disease, and neuropathic pain. We completed a Phase 1 single ascending dose trial of SAGE-718 in 2017, and recently completed a Phase 1 multiple ascending dose trial.  We are continuing our SAGE-718 Phase 1 clinical program with target engagement biomarker studies focused on electrophysiology and imaging, and we may also evaluate the safety, tolerability, and pharmacokinetic and pharmacodynamic profile of SAGE-718 in a Phase 1 clinical trial involving a patient cohort.

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

We have not generated any revenue to date from the sale of products. All of our revenue to date has been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of SAGE-217 in Japan, Taiwan and South Korea.  We have incurred net losses in each year since our inception, and we have an accumulated deficit of $804.9 million as of September 30, 2018. Our net losses were $214.5 million for the nine months ended September 30, 2018 and $270.1 million for the year ended December 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue preparations for a potential future commercial launch of ZULRESSO in PPD in the U.S., and commercialize the product, if approved;
•	implement the REMS program and any post-approval requirements related to ZULRESSO, if our NDA is approved;
•	continue to advance clinical development of SAGE-217 in a number of indications, including commencement of dosing in the planned Phase 3 clinical program in MDD;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•	continue Phase 1 clinical studies of SAGE-324 with potential future focus on certain epileptiform disorders, Parkinson’s disease, essential tremor and other indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•

continue regulatory and other activities focused on clarifying the potential pathway for filing an MAA in the EU for our proprietary formulation of brexanolone as a treatment for PPD, including planned additional discussions with the EMA, and on identifying the regulatory pathway for development of SAGE-217 in the EU;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

complete supply chain activities related to ZULRESSO to be ready for commercial supply if our NDA is approved; refine and scale-up the manufacturing process for SAGE-217 for planned late stage clinical trials; improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and future commercialization efforts and potential future expansion of EU activities, and incur increases in stock-based compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for our product candidates, including ZULRESSO in PPD, in other global markets;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, into 2020. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  All of our revenue to date has been derived from our collaboration with Shionogi.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

We anticipate that our general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities and prepare for the potential commercialization of ZULRESSO, if approved, and our other product candidates, if successfully developed. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	75,052	58,286	16,766
General and administrative	53,693	16,087	37,606
Total operating expenses	128,745	74,373	54,372
Loss from operations	(128,745)	(74,373)	(54,372)
Interest income, net	5,817	677	5,140
Other expense, net	10	(23)	33
Net loss	$(122,918)	$(73,719)	$(49,199)

Research and development expenses

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$8,053	$23,653	$(15,600)
SAGE-217	14,173	13,460	713
SAGE-718	3,486	1,216	2,270
Other research and development programs	13,597	2,769	10,828
Unallocated expenses	35,743	17,188	18,555
Total research and development expenses	$75,052	$58,286	$16,766

Research and development expenses for the three months ended September 30, 2018 were $75.1 million, compared to $58.3 million for the three months ended September 30, 2017. The increase of $16.8 million was primarily due to the following:

•

a decrease of $15.6 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trial in super-refractory status epilepticus, or SRSE, and the Phase 3 clinical trials in PPD;

•	an increase of $2.3 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-718 and supporting clinical activities;

•

an increase of $10.8 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $18.6 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $8.6 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2018 and 2017.

General and administrative expenses

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel-related	$31,110	$8,384	$22,726
Professional fees	6,698	3,286	3,412
Commercial planning	10,220	2,829	7,391
Other	5,665	1,588	4,077
Total general and administrative expenses	$53,693	$16,087	$37,606

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $53.7 million and $16.1 million, respectively.  The increase of $37.6 million was primarily due to the following:

•

an increase of $22.7 million in personnel-related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations, and the continued build of finance, human resources and legal functions, including an increase of $7.1 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2018 and 2017;

•

an increase of $3.4 million in professional fees associated with expanding operations, including costs related to legal services, including legal expenses to pursue patent protection of our intellectual property; and accounting services;

•	an increase of $7.4 million in costs related to preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of ZULRESSO in the U.S.; and

•

an increase of $4.1 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees, along with other corporate infrastructure and office-related costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended September 30, 2018 and 2017 were $5.8 million and $0.7 million, respectively.  The primary reasons for the increase were an increase in the balances of marketable securities and an increase in interest rates.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Collaboration revenue	$90,000	$—	$90,000
Operating expenses:
Research and development	193,302	159,386	33,916
General and administrative	125,709	43,320	82,389
Total operating expenses	319,011	202,706	116,305
Loss from operations	(229,011)	(202,706)	(26,305)
Interest income, net	14,483	2,056	12,427
Other expense, net	34	(48)	82
Net loss	$(214,494)	$(200,698)	$(13,796)

Research and development expenses

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
		(in thousands)
brexanolone (SAGE-547)	$26,239	$65,819	$(39,580)
SAGE-217	35,160	34,590	570
SAGE-718	7,703	4,027	3,676
Other research and development programs	31,077	8,931	22,146
Unallocated expenses	93,123	46,019	47,104
Total research and development expenses	$193,302	$159,386	$33,916

Research and development expenses for the nine months ended September 30, 2018 were $193.3 million, compared to $159.4 million for the nine months ended September 30, 2017. The increase of $33.9 million was primarily due to the following:

•

a decrease of $39.6 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trial in SRSE and the Phase 3 clinical trials in PPD.  Expenses related to payments to licensors upon achievement of certain regulatory milestones were $1.0 million during the nine months ended September 30, 2018 and none during the nine months ended September 30, 2017;

•	an increase of $3.7 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-718 and supporting clinical activities;

•

an increase of $22.1 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $47.1 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations, including an increase of $20.8 million of non-cash stock-based compensation. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2018 and 2017.

General and administrative expenses

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
		(in thousands)
Personnel-related	$74,393	$22,667	$51,726
Professional fees	16,488	8,547	7,941
Commercial planning	22,582	7,739	14,843
Other	12,246	4,367	7,879
Total general and administrative expenses	$125,709	$43,320	$82,389

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $125.7 million and $43.3 million, respectively.  The increase of $82.4 million was primarily due to the following:

•

an increase of $51.7 million in personnel-related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations, and the continued build of finance, human resources and legal functions, including an increase of $24.3 million of non-cash stock-based compensation. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.9 million during the nine months ended September 30, 2018 for a milestone related to the consummation of a licensing or corporate partnering arrangement;

•

an increase of $7.9 million in professional fees associated with expanding operations, including costs related to legal services, including legal expenses to pursue patent protection of our intellectual property; and investor relations and public relations;

•	an increase of $14.8 million in costs related to preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of ZULRESSO in the U.S.; and

•

an increase of $7.9 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees along with other corporate infrastructure and office-related costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the nine months ended September 30, 2018 and 2017 were $14.5 million and $2.0 million, respectively.  The primary reasons for the increase were an increase in the balances of marketable securities and an increase in interest rates.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue from the sale of products.  All of our revenue to date has been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of September 30, 2018, we had an accumulated deficit of $804.9 million. From our inception through September 30, 2018, we received net proceeds of $1.6 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017 and February 2018.

On November 17, 2017, we completed the sale of 4,058,822 shares of our common stock in an underwritten public offering at a price to the public of $85.00 per share, resulting in net proceeds of $325.8 million after deducting commissions and underwriting discounts and offering costs paid by us.

On February 13, 2018, we completed the sale of 4,032,012 shares of our common stock in an underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of September 30, 2018, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.0 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(158,893)	$(160,378)
Investing activities	(550,879)	120,064
Financing activities	657,730	6,998
Total	$(52,042)	$(33,316)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $158.9 million, compared to $160.4 million for the nine months ended September 30, 2017. The decrease of $1.5 million was primarily due to the following:

•

An increase of $13.8 million in cash used related to our net loss, primarily due to $90.0 million of collaboration revenue that was recorded in nine months ended September 30, 2018, offset by an increase in general and administrative expenses resulting from increased headcount and other costs to support our expanding operations and increased research and development activities related to our development programs along with increased headcount in related functions;

•

Offset by an increase of $38.5 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring and an increase in the fair market value of our common stock; and

•	An increase of $23.2 million in cash used in changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $550.9 million and net cash provided by investing activities was $120.1 million, respectively.  During the nine months ended September 30, 2018 and 2017, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our underwritten follow-on public offering during February 2018.

Financing Activities

During the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $657.7 million and $7.0 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2018 primarily consisted of $631.2 million of net proceeds from a follow-on underwritten public offering of our common stock after deducting commissions and underwriting discounts and offering costs.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. During that time, we expect that our expenses will increase substantially as we:

•	continue preparations for a potential future commercial launch of ZULRESSO in the U.S, and commercialize the product, if approved;
•	implement the REMS program and any post-approval requirements related to ZULRESSO, if our NDA is approved;
•	continue to advance clinical development of SAGE-217 in a number of indications, including commencement of dosing in the planned Phase 3 clinical program in MDD;
•	continue to advance SAGE-718, our early-stage novel allosteric modulator for NMDA, including continuing the ongoing Phase 1 clinical program;
•	continue Phase 1 clinical studies of SAGE-324 with a potential focus on certain epileptiform disorders, Parkinson’s disease, essential tremor and other indications involving GABA hypofunction;
•

continue our research and development efforts to evaluate the potential for our product candidates in the treatment of additional indications or in new formulations, and the identification of new drug candidates in the treatment of CNS disorders;

•

continue regulatory and other activities focused on clarifying the potential pathway for filing an MAA in the EU for our proprietary formulation of brexanolone as a treatment for PPD, including planned additional discussions with the EMA, and on identifying the regulatory pathway for development of SAGE-217 in the EU;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

complete supply chain activities related to ZULRESSO to be ready for commercial supply if our NDA is approved; refine and scale-up the manufacturing process for SAGE-217 for planned late stage clinical trials; continue to improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and future commercialization efforts, and potential expansion of EU activities, and incur increases in stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for ZULRESSO in PPD in other global markets;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

Our future capital requirements will depend on many factors, including:

•	the outcome of the FDA’s review of our NDA for ZULRESSO, and the scope and cost of any clinical trials or other commitments required post-approval;
•

the level, timing and amount of costs associated with preparing for a potential future commercial launch of ZULRESSO in the near term, and, if we are successful in obtaining regulatory approval, the cost of executing a commercial launch of ZULRESSO;

•

the rate, degree and level of market acceptance for ZULRESSO in the treatment of PPD in the U.S., if approved, including the impact of factors such as: availability of sites of care to be certified under our REMS program for administration of ZULRESSO; the level of pricing and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and the number of women with PPD who agree to be treated with ZULRESSO; and the amount and timing of revenues from sales of ZULRESSO in the U.S. if we are successful in our commercialization efforts;

•

the ability of SAGE-217 and our other clinical-stage product candidates to progress through clinical development successfully; the timing, scope and outcome of regulatory filings, reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products; and the level, timing and amount of costs associated with preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

•

the initiation, progress, timing, costs, and results of non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing regulatory filings;

•

the outcome of regulatory and other discussions and activities focused on potential pathways for advancing our product candidates, including our proprietary formulation of brexanolone and SAGE-217, in the EU and other markets outside the U.S., and the scope and timing of resulting decisions and plans, if any, we make to build or expand in those markets;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$41,221	$6,554	$13,633	$14,288	$6,746
Total(1)(2)(3)(4)	$41,221	$6,554	$13,633	$14,288	$6,746

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

(1)

We lease office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of September 30, 2018, of 54,943 square feet in the first building under an operating lease that will expire on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022. In April 2018, we entered into the First Amendment to the lease for office space in the second multi-tenant building and thereby increased the amount of square feet of office space from 19,805 square feet to 40,419 square feet, an increase of 20,614 square feet, consisting of (i) 13,481 square feet that began on August 1, 2018, and (ii) 7,133 square feet beginning on October 1, 2018.  The term for this additional space will expire on August 31, 2024.  Additionally, the term of the existing lease was extended from February 28, 2022 until August 31, 2024.  In May 2018, the Company entered into a lease for office space in a multi-tenant building in Raleigh, North Carolina.  The amount of square feet of office space is 15,525 square feet and the lease period began on September 1, 2018.  The term for this space will expire on November 30, 2024. In October 2018, we entered into the Seventh Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 54,943 square feet to 58,442 square feet. The increase of 3,499 square feet is scheduled to begin on December 1, 2018. The term for this additional space will expire on August 31, 2024. The increase in future expected payments under the Seventh Amendment will be approximately $0.9 million. We expect to lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $32.4 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the nine months ended September 30, 2018, we recorded $1.0 million of research and development expense under these license agreements.

(3)

We enter into contracts in the normal course of business with CROs for clinical trials, non-clinical research studies and testing, manufacturing and other services and products as part of general operations. These contracts generally provide for termination upon notice, and we believe that our non-cancelable obligations under these agreements are not material.

(4)

Under a January 2014 consulting agreement, we are obligated to make remaining milestone payments of up to $1.5 million and to issue up to 87,303 shares of our common stock to a non-employee consultant upon achieving certain clinical development milestones and regulatory approval milestones.  For the nine months ended September 30, 2018, we did not record any expense or make any milestone payments under this consulting agreement.

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

Effective January 1, 2017, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.  Prior to the three months ended June 30, 2018, when we recorded our initial revenue under Topic 606, we did not have any revenue-generating arrangements and therefore there was no transition impact from the adoption of Topic 606.

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

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices, or SSP, on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. In certain circumstances, we may apply the residual method to determine the SSP of a good or service if the SSP is considered highly variable or uncertain. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

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

We had cash, cash equivalents and marketable securities of approximately $1.0 billion as of September 30, 2018. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We contract with vendors in foreign countries and have subsidiaries in Europe. As such, we have exposure                                                                                                                      to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We currently do not hedge against this exposure to fluctuations in exchange rates.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product. We depend heavily on the success of ZULRESSOTM (brexanolone) injection, our proprietary intravenous, or IV, formulation of brexanolone in the U.S. for which we have submitted a new drug application, or NDA, with the FDA seeking approval to market ZULRESSO as a treatment for postpartum depression, or PPD.  We cannot be certain that the FDA will approve our NDA for ZULRESSO within the expected timeframes, or at all, or that we will file for or receive regulatory approval in any other region or country.  Even if ZULRESSO is approved for marketing and sale in the U.S., there is no assurance that our commercialization efforts in the U.S. will be successful or that we will be able to generate revenues or profits at the levels we expect or at levels necessary to support our goals.

We currently do not have any products approved for marketing and sale, and may never be able to successfully gain approval to market and sell any drug product.

Our business currently depends heavily on our ability to gain approval of ZULRESSO in the U.S. as a treatment for PPD.  We submitted an NDA to the FDA seeking such approval in April 2018, and the NDA is currently under review.  On November 2, 2018, the FDA Psychopharmacologic Drugs Advisory Committee, or PDAC, and Drug Safety and Risk Management, or DSaRM, Advisory Committee jointly voted, by a vote of 17 to 1, that our data support a favorable benefit/risk profile for ZULRESSO when administered by qualified staff in a healthcare setting certified under a Risk Mitigation and Evaluation Strategies, or REMS, program. The recommendations of PDAC and the DSaRM Advisory Committee are not binding on the FDA. The FDA may not agree with some or all of the Advisory Committees’ recommendations.  The FDA may determine that the clinical and non-clinical data we have generated to date are not sufficient to gain regulatory approval to commercialize ZULRESSO as a treatment for PPD in the U.S., and may seek additional trials or data in order for us to obtain approval.  Similarly, the FDA may find fault with the data generated at one of our clinical sites or with the activities of our trial monitor or may disagree with how we conducted our trials or our analyses of the trial results.  The FDA may also identify deficiencies or other issues with our manufacturing or quality systems or processes.  Any such findings or issues could require additional data or analyses or the need for changes to our systems or processes that could delay or prevent us from gaining approval of ZULRESSO in the U.S.   Even if the FDA decides to grant approval of ZULRESSO in the treatment of PPD, the FDA may impose the limitations, conditions and restrictions on any such approval that were discussed at the joint meeting of the Advisory Committees or that are different from or in addition to the limitations, conditions and restrictions discussed by the Advisory Committees.

Even if we gain approval of ZULRESSO, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.  We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of ZULRESSO in the U.S. in PPD.  We expect that administration of ZULRESSO will be limited to healthcare facilities that are trained and certified under a REMS, program under the supervision of qualified staff.   We do not yet have agreement with the FDA on the details of the REMS program.  We expect that, as part of the REMS program, patients receiving ZULRESSO will be required to enroll in a registry to gather information to help further characterize the risk of loss of consciousness during administration and management of the risk.  Implementing these requirements and finding and certifying sites of care for administration of ZULRESSO will be challenging and complex and may take time depending on the type of facility.  Certain healthcare facilities may not have the infrastructure to support administration of ZULRESSO or to implement the REMS program or the registry, or may not be willing to do so as a result of the limitations, restrictions and other requirements related to administration of ZULRESSO or the REMS or for other reasons.  Similarly, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a healthcare facility or to be enrolled in the registry.  Given the limitations on settings for administration of ZULRESSO and the requirements of the REMS program, use of ZULRESSO, if approved, may be limited to women with more severe PPD. If we receive regulatory approval to market or sell ZULRESSO, if approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or sufficient, accessible and acceptable REMS certified healthcare facilities for administration of ZULRESSO, or if we do not achieve a sufficient level of market acceptance, or if we are unable to do any of the foregoing in a timely manner and on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO.  We may encounter issues, delays or other challenges in launching or commercializing ZULRESSO, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  We may encounter unexpected limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or our other products, if approved, or other limitations or issues related to the price.  We may face issues related to market acceptance and use of any of our products, if approved, including: challenges related to the IV mode of administration of ZULRESSO; limitations in the number, accessibility and acceptability of settings for administration due to the requirement for a REMS certified healthcare facility or the other requirements of the REMS program; financial burdens of treatment for the patient or site of care; or competition from lower cost anti-depressants.  We may never be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration of ZULRESSO in the home setting even with monitoring and supervision requirements. Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our other current product candidates beyond ZULRESSO, of which SAGE-217 is in clinical development for major depressive disorder, or MDD, PPD, bipolar depression, and sleep disorders; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to SAGE-217 or any of our other product candidates on the time-lines we expect or at all. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of SAGE-217 and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of SAGE-217 or any of our other current product candidates or any future product candidate at each stage of clinical development. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates.  The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.  For example, the FDA may ultimately decide that the design or results of our planned clinical trials for SAGE-217 even if positive are not sufficient for regulatory approval in MDD, PPD or any other indication or do not support episodic treatment of MDD which is the current focus of our development plan. Changes in formulation, or the need to refine or scale-up the manufacturing process, for our product candidates could delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes.  We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the time-lines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required or where the patient population is small or where there are existing therapies.  These types of delays can lead to delays in completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

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

Even if we gain approval of any of our other product candidates, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.

Obtaining regulatory approval to market ZULRESSO or any of our other product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of any of our product candidates for many reasons.  Any setback or delay in obtaining regulatory approval for our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

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

•

if an NDA for any of our product candidates is reviewed by an advisory committee, the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee;

•

the FDA or applicable foreign regulatory authorities may approve a product candidate for which we are seeking regulatory approval for a more limited patient population than we expect or with substantial use restrictions;

•	as the FDA has proposed with respect to ZULRESSO, if approved, the FDA may require development of a REMS as a condition of approval or post-approval;
•

the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Even if we receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, we expect that the FDA will recommend controlled substances scheduling of brexanolone and may recommend scheduling with respect to any of our other product candidates.  In such event, prior to a product launch, the U.S. Drug Enforcement Agency, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The scheduling process may delay our ability to market any such product if it is approved.

Even if we receive marketing approval for our product candidates in the U.S., we may never seek or receive regulatory approval to market our product candidates outside of the U.S., or pricing and reimbursement outside the U.S. at acceptable levels. We cannot be certain that the results of our Phase 3 clinical trials of ZULRESSO in PPD will be sufficient to support the submission or approval of a marketing authorization application, or MAA, to the EMA for this product candidate in PPD.

Even if we receive marketing approval for any of our product candidates in the U.S., we may not seek, or may seek but never receive, regulatory approval to market our product candidates outside of the U.S. or in any particular country or region, including in the EU with respect to our proprietary intravenous formulation of brexanolone.  In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. For example, we anticipate having additional discussions with the EMA to better inform timing and additional requirements for a possible MAA submission for brexanolone IV in PPD in the EU, the potential for conditional approval and potential post-marketing clinical development obligations if we file an MAA and our application is approved. Even if after additional feedback from the EMA, we decide to file an MAA and the MAA is approved, we expect that we will have significant post-approval obligations, including additional clinical trials.

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

We have received Breakthrough Therapy designation in the U.S. and PRIME designation in the EU for ZULRESSO in the treatment of PPD.  We have received Breakthrough Therapy designation and Fast Track designation for SAGE-217 in the treatment of MDD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for these product candidates in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

We have filed an NDA in the U.S. seeking approval of our lead product, ZULRESSO, for the treatment of patients with PPD. We are developing our next generation product candidate, SAGE-217, in MDD, PPD, bipolar depression, and sleep disorders. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD, and bipolar depression, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, bipolar depression, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO, expected limitations on sites of care for administration of ZULRESSO to REMS certified healthcare facilities, if approved, the expected requirement for a registry as part of the REMS and the other requirements of the REMS may limit the type of women who are prescribed ZULRESSO or who actually receive treatment, if the drug is ultimately approved, to those patients with more severe symptoms of PPD.   In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

If serious adverse events or other undesirable side effects are identified during the use of any of our other product candidates in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect our development of such product candidates, our ability to gain regulatory approval or market acceptance if the product is approved.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, or could make it more difficult for us to enroll patients in our clinical trials.  If serious adverse events or other undesirable side effects, or unexpected characteristics of any of our other product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, expanded access, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect. Even if our product candidates are approved, any such events could limit market acceptance of our product.  The occurrence of any of these events could have a material adverse effect on our business.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, the results from our Phase 3 clinical trials of ZULRESSO in PPD may not be replicated in our ongoing pivotal clinical trial of SAGE-217 in PPD, and the results of our Phase 2 placebo-controlled clinical trial of SAGE-217 in MDD may not be replicated in the planned Phase 3 clinical trial in MDD which will involve a larger number of patients. By way of example, our results in an earlier clinical trial were not replicated in our Phase 3 clinical trial of ZULRESSO in super-refractory status epilepticus. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We are currently working with our contract manufacturers to prepare for commercial manufacture of our proprietary IV formulation of brexanolone. We will rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO, if approved. We will also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-217, SAGE-718 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our ability to develop and obtain regulatory approval for our product candidates and to market any approved products in the future. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We have a long-term supply agreement with our contract manufacturer with respect to ZULRESSO drug substance. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to ZULRESSO drug product or any of our other product candidates, and each batch of our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully complete development of our product candidates or commercialize our products, if approved.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products, if approved, or if we are unable to achieve market acceptance for such products, our business, results of operations, financial condition and prospects will be materially adversely affected.

We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of ZULRESSO in the U.S. in PPD, and to enable appropriate healthcare facilities to be certified as sites of care for administering the product. In addition to our efforts in the U.S., we are refining our strategy and market assessments with respect to a potential launch in the EU.  We also plan to continue to evaluate market opportunities for ZULRESSO in PPD in other global markets.  If we receive regulatory approval to market or sell ZULRESSO or any of our other product candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  For example, we expect that administration of ZULRESSO will be limited to healthcare facilities that are trained and certified under a REMS program under the supervision of qualified staff.   We do not yet have agreement with the FDA on the details of the REMS program.  We expect that, as part of the REMS program, patients receiving ZULRESSO will be required to enroll in a registry to gather information to help further characterize the risk of loss of consciousness during administration of ZULRESSO and on management of the risk.   Implementing these requirements and enabling sites of care will be challenging and complex and may take time depending on the site.  We may encounter issues, delays or other challenges in launching or commercializing ZULRESSO or any of our other product candidates, if approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Certain healthcare facilities may not have the infrastructure to support administration of ZULRESSO or to implement the REMS program or the registry, or may not be willing to do so as a result of the limitations, restrictions and other requirements.  Similarly, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a healthcare facility or to be enrolled in the registry.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering ZULRESSO or our products, if approved, or other limitations or issues related to the price.  We may never be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO or with respect to any other product candidate that may be approved in the future.

Even if we receive marketing approval for ZULRESSO or any of our other product candidates, our approved products may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

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
•

the potential and perceived advantages and limitations of our products over current treatment options or alternative treatments, including future alternative treatments, including in the case of ZULRESSO, the impact of limitations arising from the IV infusion mode of administration, restrictions on site of care to REMS certified healthcare facilities and other requirements of the REMS, and the risk of loss of consciousness during administration;

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

Our products, if approved, or our product candidates during development, may cause undesirable side effects that limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any; or delay or prevent further development or regulatory approval of a product candidate or cause regulatory authorities to require labeling statements, such as boxed warnings.

Undesirable side effects caused by our products, if and when approved, could limit the commercial profile of such product or result in significant negative consequences following marketing approval such as a more restrictive label or other limitations or restrictions.   For example, we expect that administration of ZULRESSO will be limited to healthcare settings certified under a REMS as a result of the risk of loss of consciousness during administration.

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

Even if we receive marketing approval for our product candidates, regulatory authorities may impose significant and potentially costly post-marketing obligations, including post-marketing studies, additional CMC work and additional pediatric studies. For example, we expect to have post-marketing commitments if ZULRESSO is approved by the FDA.  In the event we elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional nonclinical studies or clinical trials be completed prior to commencement of such pediatric studies.  Regulatory authorities may also impose significant restrictions on our products, including restrictions on indicated uses or marketing.

If the FDA approves our NDA for ZULRESSO in PPD, we expect that the FDA will recommend controlled substances scheduling in which case, prior to product launch, the DEA will need to determine the controlled substance schedule of brexanolone, taking into account the recommendation of the FDA.  The scheduling process may also apply to other product candidates. The process may delay our ability to market any such product if it is approved.  Our products, if approved, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS.  For example, the FDA has proposed a REMS for ZULRESSO, if approved.  Any REMS required by the FDA may lead to increased costs to assure compliance with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

If we participate in the Medicaid Drug Rebate Program, Section 703 of the National Defense Authorization Act for FY 2008 will require us to pay quarterly rebates to DoD on utilization of innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We expect brexanolone will, and our other product candidates may, be regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may entail additional restrictions and cause delays in commercialization even if a product candidate is approved.

We expect that the FDA will determine that brexanolone should be regulated as a controlled substance.  In such event or if the FDA makes that determination with respect to any other product candidates that we successfully develop, then before we can commercialize any such product candidate, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. The DEA has established certain registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA with respect to “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations. These requirements may be applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, should they issue; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to formulations and methods of use of ZULRESSO, and compositions and methods of use of certain other GABAA receptor modulators, including genus and species claims to SAGE-217, SAGE-105, SAGE-324 and SAGE-689 and NMDA receptor modulators, including SAGE-718.

We currently have one issued U.S. patent covering the composition of matter of SAGE-217, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering SAGE-689 and SAGE-718. We do not have any other issued patents covering ZULRESSO, SAGE-217, SAGE-718, or SAGE-324. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the patent applications that may provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, if a patent issues from such patent applications, it would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of our patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as our formulation of brexanolone. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

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

We are also party to a non-exclusive license with the Regents. Pursuant to this agreement the Regents granted us a non-exclusive, non-transferable license under all personal property rights of the Regents covering the tangible personal property in an IND application package owned by the Regents, or the Data, and a specified quantity of cGMP grade allopregnanolone, or the Material, to (i) use the Data for reference or incorporation in an IND for use of the Material as a treatment of status epilepticus, essential tremor and/or postpartum depression and (ii) use the Material or modifications of the Material to develop a pharmaceutical formulation for clinical trials for status epilepticus, essential tremor and/or postpartum depression. This agreement requires us to pay milestone payments in connection with the first derived product, which would include ZULRESSO, that meets the relevant milestones and we must also pay single-digit royalties for each derived product for a period of 15 years following the first commercial sale of such derived product. Termination of our license agreement with the Regents would have a material adverse impact on our ability to develop and commercialize derived products, which would include ZULRESSO.

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

If we do not obtain new chemical entity or other types of marketing and data exclusivity for ZULRESSO or our other product candidates and if we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms of our product candidates, our business may be materially harmed.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of $482.9 million and $479.9 million, respectively, which begin to expire in 2031. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $12.7 million and $2.3 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2017, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our initial public offering, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income. The TCJA reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2018, we had received net proceeds of $1.6 billion from such transactions. As of September 30, 2018, our cash, cash equivalents and marketable securities were $1.0 billion. We have incurred significant net losses in each year since our inception, including net losses of $214.5 million for the nine months ended September 30, 2018 and $270.1 million for the year ended December 31, 2017. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipation of potential future commercialization efforts. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing our product candidates through non-clinical and clinical development, and preparing for a potential commercial launch of ZULRESSO, if approved, and potentially other product candidates if successfully developed and approved. Developing small molecule products and preparing for a potential launch are expensive. We expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials, continue our discovery efforts, continue to seek regulatory approval of ZULRESSO and potentially other product candidates, if we generate positive data in our other clinical programs, and commercialize ZULRESSO and other products, if successfully developed and approved. Depending on the status of development efforts, regulatory approval or, if approved, commercialization of our product candidates, as well as the progress we make in selling our products, if approved, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of September 30, 2018, our cash, cash equivalents and marketable securities were $1.0 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our anticipated level of operations into 2020. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•

the failure or delay of the FDA or any other regulatory authority to approve ZULRESSO or any of our other product candidates that are successfully developed, or any unexpected limitations on the approved indication or on use or onerous conditions of approval;

•

plans for, progress of, timing of, changes to, delays in or results from, clinical trials or non-clinical studies of our SAGE-217 or any of our other product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1*	Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018

10.2*	Amended and Restated Non-Employee Director Compensation Policy, dated as of September 20, 2018

10.3*	Seventh Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated October 23, 2018

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

November 6, 2018	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 6, 2018	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)