Form 10-Q
period 2019-03-31
Sage Therapeutics, Inc.
filed 2019-05-02
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SAGE	The Nasdaq Global Market

As of April 25, 2019, there were 51,147,698 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our expectations as to the timing of anticipated commercial launch of our lead product, ZULRESSO™ (brexanolone) injection, in the U.S. as a treatment for postpartum depression, or PPD, including our expectations as to the timing of completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration and incorporation of the scheduling into our labeling and other product information approved by the U.S. Food and Drug Administration, or FDA;

•

our views as to our readiness for commercial launch of ZULRESSO in the U.S. as a treatment for PPD, including our plans with respect to the focus and activities of our field force, the nature of our planned marketing, market access and patient support activities, and our expected pricing of ZULRESSO and related assumptions;

•

our views as to potential future results of our commercialization efforts in the U.S. with respect to ZULRESSO, including our expectations with respect to: availability of sites of care for administration of ZULRESSO willing to be certified under the Risk Evaluation and Mitigation Strategy (REMS) program to which ZULRESSO is subject; the scope, level and availability of reimbursement and the nature of any limitations imposed by payors; and the level of market acceptance of ZULRESSO as a treatment for PPD by healthcare settings, prescribers and women suffering from PPD.

•

our expectations as to the sufficiency of our planned development program for SAGE-217 in major depressive disorder and PPD, if successful, to support filing of a New Drug Application, or NDA, with the FDA; our statements regarding the potential for approval of SAGE-217 in such indications in the U.S.; and our view of the potential product profile, market impact, market size and opportunity for SAGE-217, if successfully developed and approved.

•

our plans to develop and commercialize our other product candidates in the central nervous system, or CNS, disorders we discuss in this Quarterly Report, and potentially in other indications and our view of the potential product profile and treatment paradigm impact for such product candidates, if successfully developed and approved;

•

our ability, within the expected time-frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our plans and potential outcomes with respect to other research and development activities and our business development efforts;
•	our plans and expectations with respect to the potential development of any product or product candidate for markets outside the U.S.;
•	our estimates regarding expenses, use of cash and projected cash on hand at any given timepoint, timing of future cash needs, and capital requirements;
•	our expectations as to the potential to achieve future revenues;
•	our expectations with respect to the availability of supplies of ZULRESSO and our product candidates, and the expected performance of our third-party manufacturers;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•

the estimated number of patients with diseases or disorders of interest to us; the size of the potential market for ZULRESSO in PPD and for our product candidates in the indications we are studying or plan to study; the potential for ZULRESSO and current or future product candidates, if successfully developed and approved, in the markets for which they are approved; and our ability to serve those markets;

•

the level of costs we may incur in connection with our activities, the possible timing and sources of future financings, and our ability to obtain additional financing when needed to fund future operations;

•	the potential for success of competing products that are or become available for PPD or any of the indications that we are pursuing or may pursue in the future with our product candidates;
•	the potential risk of loss of key scientific or management personnel; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties; industry, medical and general publications; government data; and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$342,295	$190,943
Marketable securities	1,008,956	731,833
Prepaid expenses and other current assets	20,281	21,919
Total current assets	1,371,532	944,695
Property and equipment, net	6,513	5,643
Restricted cash	2,367	2,367
Right of use operating asset	38,124	—
Other long-term assets	4,378	—
Total assets	$1,422,914	$952,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,556	$34,036
Accrued expenses	47,651	51,994
Other current liabilities	7,169	—
Total current liabilities	68,376	86,030
Long-term lease operating liability, net of current portion	34,528	—
Other long-term liabilities	476	3,704
Total liabilities	103,380	89,734
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2019 and December 31, 2018; 51,037,205 and 46,891,296 shares issued at March 31, 2019 and December 31, 2018; 51,034,172 and 46,888,263 shares outstanding at March 31, 2019 and December 31, 2018	5	5
Treasury stock, at cost, 3,033 shares at March 31, 2019 and December 31, 2018	(400)	(211)
Additional paid-in capital	2,446,770	1,827,021
Accumulated deficit	(1,126,735)	(963,329)
Accumulated other comprehensive loss	(106)	(515)
Total stockholders’ equity	1,319,534	862,971
Total liabilities and stockholders’ equity	$1,422,914	$952,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$465	$—
Operating expenses:
Research and development	86,398	49,270
General and administrative	83,919	28,849
Total operating expenses	170,317	78,119
Loss from operations	(169,852)	(78,119)
Interest income, net	6,442	3,529
Other income (expense), net	4	(8)
Net loss	$(163,406)	$(74,598)
Net loss per share—basic and diluted	$(3.37)	$(1.68)
Weighted average number of common shares outstanding—basic and diluted	48,491,834	44,325,371
Comprehensive loss:
Net loss	$(163,406)	$(74,598)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	409	(156)
Total other comprehensive gain (loss)	409	(156)
Total comprehensive loss	$(162,997)	$(74,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(163,406)	$(74,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,116	15,817
Premium on marketable securities	(739)	(4)
Amortization of discount on marketable securities	(2,322)	(1,348)
Depreciation	415	247
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,637	(5,348)
Other long-term assets	(1,378)	—
Right of use operating asset	2,942	—
Operating lease liabilities	(2,500)	—
Accounts payable	(20,507)	(877)
Accrued expenses and other liabilities	(8,192)	(12,460)
Net cash used in operating activities	(149,934)	(78,571)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	307,263	81,960
Purchases of marketable securities	(580,916)	(394,109)
Purchases of property and equipment	(1,257)	(652)
Net cash used in investing activities	(274,910)	(312,801)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	15,681	12,757
Payment of employee tax obligations related to vesting of restricted stock units	(692)	(904)
Payments of offering costs	(70)	(235)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	561,277	631,494
Net cash provided by financing activities	576,196	643,112
Net increase in cash, cash equivalents and restricted cash	151,352	251,740
Cash, cash equivalents and restricted cash at beginning of period	193,310	307,084
Cash, cash equivalents and restricted cash at end of period	$344,662	$558,824
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$78	$15
Public offering costs included in accrued expenses	$259	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	42,002,934	$5	960	$(113)	$1,066,059	$(29)	$(590,447)	$475,475
Issuance of common stock from exercise of stock options	402,227	—	—	—	11,728	—	—	11,728
Issuance of common stock under employee stock purchase plan	11,683	—	—	—	1,127	—	—	1,127
Purchase of treasury stock	—	—	554	(98)	—	—	—	(98)
Stock-based compensation expense	—	—	—	—	15,549	—	—	15,549
Public offering of common stock, net of offering costs	4,032,012	—	—	—	631,153	—	—	631,153
Unrealized loss on available-for-sale securities	—	—	—	—	—	(156)	—	(156)
Vesting of restricted stock units, net of employee tax obligations	9,442	—	—	—	(904)	—	—	(904)
Net loss	—	—	—	—	—	—	(74,598)	(74,598)
Balances at March 31, 2018	46,458,298	$5	1,514	$(211)	$1,724,712	$(185)	$(665,045)	$1,059,276

Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercise of stock options	287,659	—	—	—	14,072	—	—	14,072
Issuance of common stock under employee stock purchase plan	16,398	—	—	—	1,799	—	—	1,799
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	43,622	—	—	43,622
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	409	—	409
Vesting of restricted stock units, net of employee tax obligations	8,518	—	—	—	(692)	—	—	(692)
Net loss	—	—	—	—	—	—	(163,406)	(163,406)
Balances at March 31, 2019	51,034,172	$5	3,033	$(400)	$2,446,770	$(106)	$(1,126,735)	$1,319,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system (“CNS”) disorders, where there are no approved therapies or existing therapies are inadequate.  The Company’s lead product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration (“FDA”) in March 2019, for the treatment of postpartum depression (“PPD”) in adults.  The Company expects to make ZULRESSO commercially available in the U.S. in late June 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration (“DEA”) and incorporation of the scheduling into the Company’s FDA-approved label and other product information. The Company has a portfolio of other product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

The Company is subject to risks and uncertainties common to companies in the biotech and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; and the uncertainty of being able to secure additional capital when needed to fund operations.

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of $1.1 billion. From its inception through March 31, 2019, the Company received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017, February 2018, and February 2019. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements. At some point after that time, the Company will require additional financing to fund its future operations.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these unaudited condensed consolidated financial statements.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2019, its results of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Intercompany accounts and transactions have been eliminated.

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

Effective January 1, 2019, the Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock, made to non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. Through December 31, 2018, the Company recognized compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the awards on each date on which the awards vest. Compensation expense was recognized over the vesting period, provided that services were rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options was re-measured using the then-current fair value of the common stock of the Company and updated assumptions in the Black-Scholes option-pricing model.

For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price for the duration of the expected term. The expected term of the options granted to employees and non-employee directors by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of its options granted to non-employee consultants has been determined based on the contractual term of the options, and effective January 1, 2019, the “simplified” method is used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2019 and December 31, 2018, cash equivalents were comprised of cash equivalents and money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. No declines in value were deemed to be other than temporary during the three months ended March 31, 2019 and 2018.

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

The Company’s cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements herein.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2019 and December 31, 2018, respectively.

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

Intangible assets

The Company had no intangible assets as of December 31, 2018. As a result of the approval by the FDA of the New Drug Application for ZULRESSO in March 2019, the Company was required to pay to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California milestone payments of $3.0 million and $0.5 million, respectively. At March 31, 2019, the amount of these milestones were capitalized as an intangible asset, and no amounts had been amortized.

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. In addition, the Company’s contracts contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as lease components.

The Company’s operating leases are reflected in right of use operating asset, other current liabilities and long-term lease operating liability, net of current portion in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842):  Targeted Improvements. The new leasing standards generally require lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.  The Company adopted the standards on the required effective date of January 1, 2019 and did not restate comparative periods.  Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows is generally consistent with the former lease accounting guidance.  The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and will recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.  On the implementation date, $44.2 million was recognized as total lease liabilities and $41.1 million was recognized as total right-of-use assets on the Company’s consolidated balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted the standard on the required effective date of January 1, 2019. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing guidance regarding employees will apply to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company adopted the standard on the required effective date of January 1, 2019. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The following tables summarize the Company’s money market funds and marketable securities as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$342,295	$342,295	$—	$—
Total cash equivalents	342,295	342,295	—	—
Marketable securities:
U.S. government securities	248,155	—	248,155	—
U.S. corporate bonds	386,263	—	386,263	—
International corporate bonds	155,517	—	155,517	—
U.S. commercial paper	108,439	—	108,439	—
International commercial paper	110,582	—	110,582	—
Total marketable securities	1,008,956	—	1,008,956	—
	$1,351,251	$342,295	$1,008,956	$—

	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$190,943	$190,943	$—	$—
Total cash equivalents	190,943	190,943	—	—
Marketable securities:
U.S. government securities	220,482	—	220,482	—
U.S. corporate bonds	258,566	—	258,566	—
International corporate bonds	78,468	—	78,468	—
U.S. commercial paper	77,611	—	77,611	—
International commercial paper	96,706	—	96,706	—
Total marketable securities	731,833	—	731,833	—
	$922,776	$190,943	$731,833	$—

During the three months ended March 31, 2019 and 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$248,082	$86	$(13)	$248,155
U.S. corporate bonds	386,333	119	(189)	386,263
International corporate bonds	155,571	42	(96)	155,517
U.S. commercial paper	108,487	5	(53)	108,439
International commercial paper	110,589	—	(7)	110,582
	$1,009,062	$252	$(358)	$1,008,956

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$220,531	$8	$(57)	$220,482
U.S. corporate bonds	258,876	6	(316)	258,566
International corporate bonds	78,600	—	(132)	78,468
U.S. commercial paper	77,630	8	(27)	77,611
International commercial paper	96,711	8	(13)	96,706
	$732,348	$30	$(545)	$731,833

As of March 31, 2019, all marketable securities, except for 58 bonds with a fair value of $166.2 million that have maturities of between one and two years, held by the Company had remaining contractual maturities of one year or less.   As of December 31, 2018, all marketable securities, except for two U.S. corporate bonds, held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2019 and the year ended December 31, 2018.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Computer hardware and software	$2,286	$2,148
Furniture and equipment	1,125	1,002
Leasehold improvements	5,733	4,709
	9,144	7,859
Less: Accumulated depreciation	(2,631)	(2,216)
	$6,513	$5,643

Depreciation expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $0.2 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

		December 31,
	March 31, 2019	2018
	(in thousands)
Development costs	$23,932	$21,216
Employee-related expenses	8,676	19,638
Professional services	11,746	10,903
Other accrued expenses	3,297	237
	$47,651	$51,994

5.	Leases, Commitments and Contingencies

Operating Leases

The Company has leases for office space, vehicles, and certain equipment. All of the leases recorded on the balance sheet are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately six years.  Some of the leases include options to extend the leases for up to five years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration.  The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

The Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of March 31, 2019, of 58,442 square feet in the first building under an operating lease that will expire on August 31, 2024 and 19,805 square feet in the second building under an operating lease that will expire on August 31, 2024.

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

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of operating leases:

(In thousands)	Balance sheet location	As of March 31, 2019
Assets
Right of use operating asset	Right of use operating asset	$38,124

Liabilities
Current operating lease liabilities	Other current liabilities	7,149
Long-term operating lease liabilities	Long-term lease operating liability, net of current portion	34,528
Total operating lease liabilities		$41,677

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations:

For the Three Months Ended
(In thousands)	March 31, 2019
Operating lease cost	$2,444

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.  For the three months ended March 31, 2019, the Company recorded $0.2 million of expense for its short-term leases.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(in thousands)
2019 (remaining nine months)	$7,513
2020	10,101
2021	9,812
2022	8,694
2023	8,894
Thereafter	5,415
Total lease payments	50,429
Less imputed interest	(8,752)
Present value of operating lease liabilities	$41,677

Under the prior lease guidance, future minimum lease payments under non-cancelable operating leases were as follows at December 31, 2018:

Years Ending December 31,	(in thousands)
2019	$7,918
2020	8,299
2021	8,463
2022	8,692
2023	8,894
Thereafter	5,415
$47,681

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of March 31, 2019
Weighted average remaining lease term in years	5.30
Weighted average discount rate	7.5%

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

For the Three Months Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,354

During the three months ended March 31, 2019, other than the initial adoption of the lease standard that required right of use assets and lease liabilities to be recorded, there were no right of use assets recorded arising from new lease liabilities.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. As of March 31, 2019, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of March 31, 2019, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; and has recorded an intangible asset of $3.0 million, which had not been paid as of March 31, 2019.

For the three months ended March 31, 2019, the Company recorded an intangible asset of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex; this amount had not been paid as of March 31, 2019.  For the three months ended March 31, 2018, the Company did not record any expense or intangibles, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale, if any, of a licensed product, the Company is obligated to pay royalties at a low single digit percentage of net sales, if any, of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of March 31, 2019, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended March 31, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California.  For the three months ended March 31, 2018, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of March 31, 2019, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three months ended March 31, 2019 and 2018, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a then non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of March 31, 2019, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three months ended March 31, 2019 and 2018, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.

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

On February 27, 2019, the Company completed the sale of 3,833,334 shares of its common stock in an underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and estimated offering costs paid by the Company.

8.	Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vest ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and February 2019, respectively.

During the three months ended March 31, 2018, the Company granted 33,600 performance restricted stock units to certain employees of the Company.  The milestones for these grants were not met, and accordingly, these grants were cancelled.

During the three months ended March 31, 2019, the Company granted 354,111 performance restricted stock units to employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain clinical and regulatory development milestones related to product candidates and a commercial milestone.

The fair value of restricted stock units that vested during the three months ended March 31, 2019 and 2018 was $2.0 million and $2.6 million, respectively.

The table below summarizes activity relating to restricted stock units:

Shares
Outstanding as of December 31, 2018	82,700
Granted	354,111
Vested	(13,250)
Forfeited	(34,091)
Outstanding as of March 31, 2019	389,470

Stock Option Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Stock Option Plan”), which became effective immediately prior to the completion of the Company’s IPO. The 2014 Stock Option Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Stock Option Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Stock Option Plan”). The Company no longer grants stock options or other awards under its 2011 Stock Option Plan, but any options or awards outstanding under the 2011 Stock Option Plan remain outstanding and effective.

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

As of March 31, 2019, the total number of shares reserved under all equity plans is 11,493,302, and 2,821,785 shares were available for future issuance under such plans.

During the three months ended March 31, 2018, the Company granted 323,753 options to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates and a commercial milestone. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended March 31, 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2019, the achievement of the one commercial milestone that had not been met that is the criteria for vesting of performance-based stock options was considered probable, and therefore $14.2 million of stock-based compensation expense was recognized related to these awards for the three months ended March 31, 2019. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017.

As of March 31, 2018, for grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards for the quarter ended March 31, 2018.

Stock-based compensation expense for stock options, restricted stock units and the employee stock purchase plan recognized during the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$20,745	$8,899
General and administrative	23,371	6,918
	$44,116	$15,817

Stock-based compensation expense by award type recognized during the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options	$43,564	$15,381
Restricted stock units	58	168
Employee stock purchase plan	494	268
	$44,116	$15,817

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2019 and 2018 was $98.23 and $125.80, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	7,530,767	$93.22	8.03	$227,447
Granted	1,179,861	155.30
Exercised	(298,102)	48.32
Forfeited	(130,479)	120.50
Outstanding as of March 31, 2019	8,282,047	$103.25	8.10	$499,599
Exercisable as of March 31, 2019	3,097,197	$55.80	6.73	$327,329

At March 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $342.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.91 years.

The intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $26.7 million and $47.7 million, respectively.

At March 31, 2019, 745,454 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $49.5 million.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(163,406)	$(74,598)
Denominator:
Weighted average common stock outstanding - basic	48,491,834	44,325,371
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding - diluted	48,491,834	44,325,371
Net loss per share—basic and diluted	$(3.37)	$(1.68)

The following common stock equivalents outstanding as of March 31, 2019 and 2018 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	7,536,593	5,590,175
Restricted stock units	—	14,150
Employee stock purchase plan	19,640	3,918
	7,556,233	5,608,243

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part II, Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines to treat life-altering central nervous system, or CNS, disorders, where there are no approved therapies or existing therapies are inadequate. Our lead product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 for the treatment of postpartum depression, or PPD, in adults.  We expect to make ZULRESSO commercially available in the U.S. in late June 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information. We have a portfolio of other product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

Our lead product, ZULRESSO™ (brexanolone) injection, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth. We expect to make ZULRESSO commercially available in the U.S. in late June 2019, after completion of controlled substance scheduling of brexanolone by the DEA, and incorporation of the scheduling into the FDA-approved label and other product information.  We anticipate that DEA scheduling will be completed within 90 days after FDA approval.  Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO will be required to enroll in a registry to allow us to compile additional information to further our understanding of the risk of sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, we expect that use of ZULRESSO, once commercially available, will, at least initially, be focused primarily on women with severe PPD, which we estimate is about 20 to 30% of women diagnosed with PPD.

We have received PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, in the European Union, or EU, for our proprietary formulation of brexanolone as a potential treatment for PPD.  The EMA has requested us to conduct an additional clinical trial evaluating brexanolone in the treatment of PPD to support submission of a potential marketing authorization application, or MAA, seeking approval of brexanolone in such indication.  We will continue to evaluate the EMA’s request in light of our overall portfolio and program priorities as well as the potential timing of development in the EU of SAGE-217, our next most advanced product candidate.

Our next most advanced product candidate is SAGE-217, an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  SAGE-217 is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to SAGE-217 in the treatment of MDD.  We have completed two positive placebo-controlled pivotal clinical trials with SAGE-217, one in MDD completed in 2017 and one in PPD for which top-line results were announced in January 2019.  Our development plan for SAGE-217 is subject to ongoing discussions with the FDA.  The ongoing Phase 3 clinical trials for SAGE-217 in MDD are: a placebo-controlled Phase 3 clinical trial in patients with MDD, known as the Mountain Study, in which we are studying two weeks of treatment with SAGE-217 followed by four weeks of follow-up and an ongoing open-label retreatment study, known as the Shoreline Study, evaluating initial treatment with SAGE-217, treatment-free intervals, and as needed retreatment, in patients with MDD in which patients will be followed for up to a year after treatment.  Dosing in the Mountain Study commenced in December 2018, and we expect to report top-line results from this study in the fourth quarter of 2019 or the first quarter of 2020.  We have added an open-label extension trial to the Mountain Study under a separate protocol to continue to follow patients from the Mountain Study after completion for up to six months. As part of our Phase 3 clinical development program for SAGE-217 in MDD, we also plan to initiate a placebo-controlled trial to evaluate fixed interval SAGE-217 monotherapy (treatment without traditional antidepressants) for up to a year, which we believe will help us meet the expected requirements for a potential NDA filing, and potentially enable inclusion of maintenance dosing as part of the label, if our development efforts are successful.   In addition, we are conducting a placebo-controlled polysomnography Phase 3 clinical trial of SAGE-217 in patients with MDD who have co-morbid insomnia, known as the Rainforest Study.  We expect to report top-line results from the Rainforest Study and the Shoreline Study in 2020.

We are also exploring SAGE-217 in other indications, including bipolar depression and sleep disorders.  We expect to report topline results from a small open-label Phase 2 clinical trial of SAGE-217 in bipolar depression in July 2019.

In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We are considering developing SAGE-324 for a number of neurological conditions, including essential tremor and certain epileptiform disorders. Results from a recently completed Phase 1 single ascending dose clinical trial of SAGE-324 demonstrated that the profile of SAGE-324 includes good oral bioavailability and a pharmacokinetic profile consistent with once-daily dosing. SAGE-324 demonstrated clear target engagement in the brain using pharmaco-EEG (beta-band power) as a functional biomarker. SAGE-324 was generally well-tolerated with no serious adverse events and with a safety profile consistent with GABAA positive allosteric modulation. A Phase 1 multiple ascending dose clinical trial of SAGE-324 is ongoing.  We also recently initiated a Phase 1 clinical trial to determine the safety, tolerability and pharmacokinetics of SAGE-324 in a small number of patients with essential tremor. We expect to report top-line results from the first set of cohorts of the Phase 1 multiple ascending dose clinical trial of SAGE-324 in July 2019 and to report top-line results from the Phase 1 essential tremor clinical trial in the second half of 2019. Our portfolio also includes SAGE-689, a novel GABAA receptor positive allosteric modulator, with which we have conducted non-clinical studies to date, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders impacted by NMDA receptor dysfunction, currently in Phase 1 development.  Our initial areas of exploration for potential development of SAGE-718 will be indications involving NMDA receptor hypofunction.  Indications involving NMDA receptor hypofunction include certain types, aspects or subpopulations of a number of diseases such as depression, Huntington’s disease, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. We completed a Phase 1 single ascending dose trial of SAGE-718 in 2017 and a Phase 1 multiple ascending dose trial in 2018. Results from these Phase 1 clinical trials of SAGE-718 demonstrated that the profile of SAGE-718 includes good oral bioavailability and a pharmacokinetic profile consistent with once-daily dosing. SAGE-718 was generally well-tolerated with no serious adverse events reported. We are continuing our SAGE-718 Phase 1 clinical program with target engagement biomarker studies in healthy volunteers, focused on electrophysiology and imaging, which are ongoing and for which we expect to report top-line results in July 2019. We also recently initiated a Phase 1 clinical trial to determine the safety, tolerability and pharmacokinetics of SAGE-718 in a small number of patients with early manifest Huntington’s disease. We expect to report top-line results from this trial in the second half of 2019.

We expect to continue our focus primarily on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on our knowledge of the chemical scaffolds of certain endogenous neuroactive steroids. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that may have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We have not generated any revenue to date from the sale of products. All of our revenue to date has been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of SAGE-217 in Japan, Taiwan and South Korea. We expect to commence generating revenue from product sales after launch of our first product, ZULRESSO, in the U.S. which we anticipate will occur in late June 2019, after completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The initial list price for ZULRESSO in the U.S. will be $7,450 per vial, which we estimate will result in a projected average course of therapy cost of $34,000 per patient before discounts based on an assumption of an average of 4.5 vials used per patient. The actual number of vials used and resulting cost of therapy per patient before discounts will vary from patient to patient and healthcare setting to healthcare setting. Given the anticipated U.S. launch of ZULRESSO in late June 2019, and the time required for healthcare settings to become REMS-certified, achieve formulary approvals, establish protocols for administering ZULRESSO and secure satisfactory reimbursement, we do not expect to see revenue momentum from sales of ZULRESSO, if such momentum is achieved, until the fourth quarter of 2019.

We have incurred net losses in each year since our inception, and we have an accumulated deficit of $1.1 billion as of March 31, 2019. Our net losses were $163.4 million for the three months ended March 31, 2019 and $372.9 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	launch ZULRESSO in the treatment of PPD in the U.S., and continue to expand our commercial activities related to the product;
•	implement the REMS program and fulfill our post-approval commitments related to ZULRESSO;
•	continue to advance clinical development of SAGE-217, including the ongoing Phase 3 clinical program in MDD;
•	continue to advance SAGE-324 through completion of Phase 1 clinical trials with potential future development in essential tremor, certain epileptiform disorders, and other neurological conditions;
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

•	determine the potential development and regulatory pathway for SAGE-217 in the EU;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

continue to manufacture supplies of SAGE-217 for ongoing late stage clinical trials; improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and ongoing and future commercialization efforts, and incur increases in stock-based compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for our products and product candidates in markets outside the U.S.;
•	evaluate business development opportunities in potential new areas of interest;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

As a result, we will need additional financing in the future to support our continuing operations. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity or debt financings or other sources, which may include collaborations with third parties. We may not be successful in our planned commercialization of ZULRESSO.  We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates; or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, at least the next 12 months from the filing date of this Form 10-Q. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales since our inception. We expect to commence generating revenue after launch our first product, ZULRESSO, in the U.S. which we anticipate will occur in late June 2019, after completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information. We do not expect to generate significant revenue from product sales of other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  All of our revenue to date has been derived from our collaboration with Shionogi.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

We have been developing our product candidates and focusing on other research and development programs, including exploratory efforts to identify new compounds, target validation for identified compounds and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis, and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, or CMOs, in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; and fees paid to outside consultants who perform work on our programs. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated or stock-based compensation in research and development expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions; and stock-based compensation expense. General and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; professional fees for expenses incurred under agreements with third parties relating to evaluation, planning and preparation for commercial launch of ZULRESSO; and professional fees for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We anticipate that our general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, launch ZULRESSO, and prepare for potential commercialization of our current or future product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Collaboration revenue	$465	$—	$465
Operating expenses:
Research and development	86,398	49,270	37,128
General and administrative	83,919	28,849	55,070
Total operating expenses	170,317	78,119	92,198
Loss from operations	(169,852)	(78,119)	(91,733)
Interest income, net	6,442	3,529	2,913
Other income (expense), net	4	(8)	12
Net loss	$(163,406)	$(74,598)	$(88,808)

Research and development expenses

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$1,899	$8,543	$(6,644)
SAGE-217	30,229	5,388	24,841
SAGE-324	2,910	1,519	1,391
SAGE-718	5,496	1,436	4,060
Other research and development programs	7,243	6,710	533
Unallocated expenses	17,876	16,775	1,101
Stock-based compensation	20,745	8,899	11,846
Total research and development expenses	$86,398	$49,270	$37,128

Research and development expenses for the three months ended March 31, 2019 were $86.4 million, compared to $49.3 million for the three months ended March 31, 2018. The increase of $37.1 million was primarily due to the following:

•

a decrease of $6.6 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trial in super-refractory status epilepticus, or SRSE, and the Phase 3 clinical trials in PPD;

•	an increase of $24.8 million in expenses related to conduct of our Phase 3 clinical trials of SAGE-217 in MDD and supporting supply chain activities;

•	an increase of $1.4 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-324;

•	an increase of $4.1 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-718 and supporting clinical activities;

•

an increase of $0.5 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs;

•	an increase of $1.1 million in unallocated expenses, mainly due to the hiring of additional full-time employees to support the growth of our operations; and

•

an increase of $11.8 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations and the increase in the fair market value of our common stock. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $8.5 million for the three months ended March 31, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2018.

General and administrative expenses

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel-related	$30,172	$8,000	$22,172
Stock-based compensation	23,371	6,918	16,453
Professional fees	18,375	11,199	7,176
Other	12,001	2,732	9,269
Total general and administrative expenses	$83,919	$28,849	$55,070

General and administrative expenses for the three months ended March 31, 2019 and 2018 were $83.9 million and $28.8 million, respectively.  The increase of $55.1 million was primarily due to the following:

•	an increase of $22.2 million in personnel-related costs in connection with the hiring of additional full-time employees to support the growth of our operations;

•

an increase of $16.5 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations and the increase in the fair market value of our common stock. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $5.7 million for the three months ended March 31, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2018.

•

an increase of $7.2 million in professional fees associated with expanding operations, including costs related to preparations for the anticipated commercialization of ZULRESSO in the U.S., subject to completion of DEA scheduling; legal services, including legal expenses to pursue patent protection of our intellectual property; and public relations; and

•

an increase of $9.3 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees, along with other corporate infrastructure and office-related costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended March 31, 2019 and 2018 were $6.4 million and $3.5 million, respectively.  The primary reasons for the increase were an increase in the balances of marketable securities.

Liquidity and Capital Resources

Since our inception in April 2010, we have not generated any revenue from the sale of products.  All of our revenue to date has been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of March 31, 2019, we had an accumulated deficit of $1.1 billion. From our inception through March 31, 2019, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017, February 2018 and February 2019.

On February 13, 2018, we completed the sale of 4,032,012 shares of our common stock in an underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid by us.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in an underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and estimated offering costs paid by us.

As of March 31, 2019, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.4 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$(149,934)	$(78,571)
Investing activities	(274,910)	(312,801)
Financing activities	576,196	643,112
Total	$151,352	$251,740

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $149.9 million, compared to $78.6 million for the three months ended March 31, 2018. The increase of $71.4 million was primarily due to the following:

•

An increase of $88.8 million in cash used related to our net loss, primarily due to an increase in general and administrative expenses due to increased headcount and other costs to support our expanding operations and increased research and development activities related to our development programs along with increased headcount in related functions;

•	Offset by an increase of $26.8 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring; and
•	An increase of $9.3 million in cash used in changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2019 and 2018, net cash used in investing activities was $274.9 million and $312.8 million, respectively.  During the three months ended March 31, 2019 and 2018, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our underwritten follow-on public offerings during February 2018 and February 2019.

Financing Activities

During the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $576.2 million and $643.1 million, respectively, which primarily consisted of net proceeds from follow-on underwritten public offerings of our common stock, after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We expect to commence generating revenue from product sales after launch our first product, ZULRESSO, which we anticipate will occur in late June 2019 subject to completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information. We do not expect to generate significant revenue from product sales of other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we launch our first product, ZULRESSO; continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential future commercialization of product candidates beyond ZULRESSO that are successfully developed and approved; begin to commercialize any such products, if successfully developed and approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur additional costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO and any future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements at least the next 12 months from the filing date of this Form 10-Q. During that time, we expect that our expenses will increase substantially as we:

•	launch ZULRESSO in the treatment of PPD in the U.S., and continue to expand our commercial activities related to the product;
•	implement the REMS program and fulfill our post-approval commitments related to ZULRESSO;
•	continue to advance clinical development of SAGE-217, including the ongoing Phase 3 clinical program in MDD;
•	continue to advance SAGE-324 through completion of Phase 1 clinical trials with potential future development in essential tremor, certain epileptiform disorders, and other neurological conditions;
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

•	determine the potential development and regulatory pathway for SAGE-217 in the EU;
•	seek regulatory approvals in the U.S. for any product candidates that successfully complete clinical development;
•

refine and scale-up the manufacturing process for SAGE-217 for planned late stage clinical trials; continue to improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

•

add personnel, including personnel to support our product development and ongoing and future commercialization efforts, and incur increases in stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for our products and product candidates in markets outside the U.S.;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

Our current operating plan does not contemplate other development activities that we may pursue or that all of our currently planned activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. We may also choose to change or increase our development, commercialization or other efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of any product or product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete development of our current or future product candidates or to commercialize any approved product.

Our future capital requirements will depend on many factors, including:

•	the level, timing and amount of costs associated with the commercial launch of ZULRESSO;
•

the rate, degree and level of market acceptance for ZULRESSO in the treatment of PPD in the U.S., including the impact of factors such as: availability of sites of care to be certified under our REMS program for administration of ZULRESSO; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting and the nature of limitations on reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO, healthcare settings willing to administer ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the amount and timing of revenues from sales of ZULRESSO in the U.S. if we are successful in our commercialization efforts;

•

the ability of SAGE-217 and our other clinical-stage product candidates to progress through clinical development successfully; the timing, scope and outcome of regulatory filings, reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

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

•

the size of the PPD indication for ZULRESSO and the size of any indications for which our product candidates, if successfully developed, may be approved in the future; the portion of the population in the approved indication for which our products are actually prescribed; the rate and degree of market acceptance for our products, and the pricing, availability and level of reimbursement for our products;

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 19, 2019.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Our preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 19, 2019.

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

We had cash, cash equivalents and marketable securities of approximately $1.4 billion as of March 31, 2019. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

Our business depends heavily on our ability to successfully commercialize ZULRESSO™ (brexanolone) injection in the U.S.  There is no assurance that launch of ZULRESSO in the U.S. will occur on our anticipated timing.  There is no assurance that our commercialization efforts in the U.S. with respect to ZULRESSO will be successful or that we will be able to generate revenues at the levels or on the timing we expect or at levels or on the timing necessary to support our goals.

To date, we have not generated any revenues from the sale of products.  Our lead product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for postpartum depression, or PPD, but is not yet commercially available.  We plan to launch ZULRESSO in the U.S. in late June 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information.  There is no assurance that launch will occur on the timing we anticipate.  We may encounter delays or hurdles related to our launch that affect timing.

Our business currently depends heavily on our ability to successfully commercialize ZULRESSO in the U.S. as a treatment for PPD.  We may never be able to successfully commercialize the product or meet our expectations with respect to revenues.  We have never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built in anticipation of the launch and commercialization of ZULRESSO in the U.S. in PPD will be sufficient for us to achieve success at the levels we expect. In addition, because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS program and meets the other requirements of the REMS program, including the requirement for monitoring of the patient while ZULRESSO is administered.  Patients who are prescribed ZULRESSO will be required to enroll in a registry to allow us to compile additional information to further our understanding of the risk of sudden loss of consciousness during administration and management of the risk.   Implementing the requirements and being ready to be certified as a site of care for administration of ZULRESSO will be challenging and complex and may take time depending on the type of facility.  Certain healthcare facilities may not have the infrastructure to support administration of ZULRESSO or to implement the REMS program or the registry, or may not be willing to do so as a result of the limitations, restrictions and other requirements related to administration of ZULRESSO or the REMS or for other reasons.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues.  For example, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness. Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, we expect that use of ZULRESSO for marketing and sale in the U.S., will, at least initially, be focused primarily on women with more severe symptoms of PPD. We may also encounter challenges related to reimbursement of ZULRESSO, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion.  Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of ZULRESSO.  For example, healthcare settings may use on average fewer or more vials of ZULRESSO per patient than we expect and the average course of therapy cost may be different than we expect which may impact our results. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our current product candidates beyond ZULRESSO, of which SAGE-217 is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD, and is being explored in other indications; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to SAGE-217 or any of our other product candidates on the time-lines we expect or at all or that the design or results of our development programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of SAGE-217 and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of SAGE-217 or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates.  The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.  For example, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results of our ongoing, planned and completed clinical trials for SAGE-217 even if positive are not sufficient for regulatory approval in MDD, PPD or any other indication, or do not support episodic treatment of MDD, which is the current focus of our development plan, or may ultimately require a development plan that supports chronic treatment based on results from clinical trials. We may not be able to meet the requirements for non-clinical data or clinical data needed to advance such a development plan. Changes in formulation, or the need to refine or scale-up the manufacturing process, for our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes.  We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the time-lines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required or where the patient population is small or where there are existing therapies.  These types of delays can lead to delays in completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized.  Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S.

Even if we gain approval of any of our current or future product candidates, beyond ZULRESSO, we may never be able to successfully commercialize such new product or to meet our expectations with respect to revenues or profits from sales of such product.

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of any of our product candidates for many reasons.  Any setback or delay in obtaining regulatory approval for our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

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

•	as was the case with ZULRESSO, the FDA may require a REMS as a condition of approval or post-approval;
•

the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Even if we receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO.  We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all.  The FDA has also recommended controlled substances scheduling of brexanolone which is the active ingredient of ZULRESSO and may recommend scheduling with respect to any of our other product candidates.  In such event, as is the case with ZULRESSO, prior to a product launch, the DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The timing of the scheduling process is uncertain and may delay our ability to market any product candidate that is successfully developed and approved.

We may never seek or receive regulatory approval to market any of our products or product candidates outside of the U.S., or receive pricing and reimbursement outside the U.S. at acceptable levels.

We may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region, including in the European Union, or EU.  In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. For example, the European Medicines Agency, or EMA, has requested that we conduct an additional clinical trial evaluating our proprietary formulation of brexanolone in the treatment of PPD to support submission of a potential marketing authorization application, or MAA, seeking approval of brexanolone in such indication.  We will continue to evaluate the EMA’s request in light of our overall portfolio and program priorities as well as the potential timing of development in the EU of SAGE-217. We may never file an MAA seeking approval of brexanolone or any of our other product candidates in the EU and we may never seek regulatory approval of any product or product candidate in any other country or region outside the U.S.  Even if generate the data and information we believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

Even if we are able to successfully develop our product candidates and obtain marketing approval in a country outside the U.S., we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. without onerous restrictions or limitations related to pricing or any delay or other setback in obtaining such approval, would impair our ability to market our product candidates successfully or at all in such foreign markets. Any such impairment would reduce the size of our potential market or revenue potential, which could have a material adverse impact on our business, results of operations and prospects.

Any setback or delay in obtaining regulatory approval for our product candidates in a country or region outside the U.S. where we have decided it makes business sense to proceed or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

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

The number of women with PPD, and the number of patients with the diseases and disorders for which we are developing our product candidates, has not been established with precision. If the number of women with PPD is smaller than we expect or our other assumptions with respect to the PPD market are not correct, or if ZULRESSO is actually prescribed for a smaller subset of women with PPD than we expect, our ability to achieve revenues and profits at the levels we expect could be materially adversely impacted.  If the actual number of patients with the diseases or disorders we elect to pursue with our current or future product candidates is smaller than we anticipate, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates, and even if such product candidates are successfully developed and approved, the markets for our products may be smaller than we expect and our revenue potential and ability to achieve profitability may be materially adversely affected.

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD pending completion of DEA scheduling. We are developing our next generation product candidate, SAGE-217, in the treatment of MDD, PPD, bipolar depression, and sleep disorders. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD, and bipolar depression, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, bipolar depression, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; and reimbursement restrictions or the cost of therapy compared to lower cost antidepressants may limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD even beyond the initial launch period.   In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

If serious adverse events or other undesirable side effects are identified during the use of any of our marketed products or product candidates, including commercial use or use in clinical trials, emergency-use cases, investigator sponsored trials, expanded access programs, or non-clinical studies, it may adversely affect market acceptance of an approved product or further development or our ability to gain regulatory approval of any product candidate.

Undesirable side effects caused by ZULRESSO in commercial use or in any further clinical trials, nonclinical studies, expanded access programs or investigator-initiated studies could limit market acceptance of the product, or cause the FDA or other regulatory authorities to add significant restrictions on use or cause us to withdraw the product from the market and could have other material adverse effects on our business.  Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, or could make it more difficult for us to enroll patients in our clinical trials.  If serious adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, expanded access, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates.  Even if development continues, such adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates may result in delay or denial of FDA or other regulatory approval or result in substantial restrictions on such approval.

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates. If we cannot replicate the positive results from our earlier non-clinical studies and clinical trials of our product candidates in our later non-clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. By way of example, our results in an earlier clinical trial were not replicated in our Phase 3 clinical trial of ZULRESSO in super-refractory status epilepticus. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans. Many drugs have failed to replicate efficacy results in larger or more complex later stage trials.  For example, the results of our Phase 2 placebo-controlled clinical trial of SAGE-217 in MDD may not be replicated in ongoing and planned Phase 3 clinical trials in MDD which will involve a larger number of patients. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our current and future product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any such product candidate and to generate revenue from resulting products.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA or equivalent filings outside the U.S. and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our ongoing or future clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	fail to comply with current Good Clinical Practices, or GCPs, or experience other regulatory compliance issues;

•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials and all of our clinical sites, CROs and contract laboratories comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under GMPs regulations. Our failure or the failure of our CROs or contract manufacturers to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties.

If any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay or prevent regulatory approval of such product candidates and require significantly greater expenditures. In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZULRESSO could be delayed.

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce non-clinical, clinical and commercial supplies of our approved products and product candidates in the future.

We do not currently have, nor do we plan to acquire or develop, the infrastructure or capability internally to manufacture supplies of ZULRESSO for commercial use, or of any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We will rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We will also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-217, SAGE-324, SAGE-718 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We have a long-term supply agreement with our contract manufacturer with respect to ZULRESSO drug substance. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to ZULRESSO drug product or, with respect to drug substance or drug product, for any of our product candidates, and each batch of ZULRESSO drug product and each batch of drug substance and drug product for our other product candidates is individually contracted through a purchase order governed by our master service and quality agreements. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate.  If our existing contract manufacturers are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers for any approved product must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our approved and successfully complete development of our current or future product candidates.

If we have not built, or do not maintain, sufficient sales, marketing and distribution capabilities to market, sell and distribute ZULRESSO or do not build sufficient capability with respect to any of our current or future product candidates, if successfully developed and approved, or if we are unable to achieve market acceptance for such products, our business, results of operations, financial condition and prospects will be materially adversely affected.

We have never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the systems, processes, policies, relationships and materials we have built in anticipation of launch of ZULRESSO in the U.S. in PPD will be sufficient for successful commercialization of the product.  If we have not established adequate sales, marketing and distribution capabilities for ZULRESSO, or do not establish capabilities, whether independently or with third parties, for any of future approved products, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. For example, administration of ZULRESSO will be limited to medically-supervised healthcare settings that are certified under a REMS program and meet the other requirements of the REMS, including the requirement for monitoring of the patient while ZULRESSO is administered,.   In addition, patients receiving ZULRESSO will be required, as part of the REMS program, to enroll in a registry to gather information to help further characterize the risk of excessive sedation and sudden loss of consciousness during administration of ZULRESSO and on management of the risk.   Implementing these requirements will be challenging and complex and may take time depending on the site.  Certain healthcare settings may not have the infrastructure to support administration of ZULRESSO or to implement the REMS program or the registry, or may not be willing to do so as a result of the limitations, restrictions and other requirements.  We may encounter issues, delays or other challenges in launching or commercializing ZULRESSO or any of our other product candidates that are successfully developed and approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a healthcare facility overnight or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness.  Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants. We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering ZULRESSO or the infusion, or other limitations or issues related to the price.  We may never seek or be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  We may encounter similar or different commercialization efforts with respect to any of our other product candidates, if successfully developed and approved.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO or with respect to any other product candidate that may be approved in the future.

ZULRESSO or any future product, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

The commercial success of ZULRESSO or of any of our current or future product candidates, if successful developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among the medical community, including physicians, patients and healthcare payors, and reimbursement at sufficient levels. Market acceptance will depend on a number of factors, including, among others:

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
•

the potential and perceived advantages and limitations of our products over current treatment options or alternative treatments, including future alternative treatments, including in the case of ZULRESSO, the impact of limitations arising from the IV infusion mode of administration, restrictions on site of care to REMS certified healthcare facilities and other requirements of the REMS, the risk of excessive sedation and loss of consciousness during administration, and the availability of lower cost antidepressants;

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

If ZULRESSO, or any of our product candidates that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or may not do so on the timelines we expect. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients or healthcare costs savings. Our efforts to educate the medical community and third-party payors about the benefits of ZULRESSO or any future approved products, to the extent permitted, may require significant resources and may never be successful.

ZULRESSO or our current or future product candidates or any future products, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to product candidates, or cause regulatory authorities to require labeling statements, such as boxed warnings.

Undesirable side effects caused by ZULRESSO or any future products, if and when approved, could limit the commercial profile of such product or result in significant negative consequences such as a more restrictive label or other limitations or restrictions.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO or of our current or future product candidates may only be uncovered with a significantly larger number of patients exposed to the product, and those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO or any future approved product (or any other similar products), a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such products;
•

regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease;

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

Even after marketing approval of a product, we may still face significant post-marketing obligations and future development and regulatory difficulties.

Regulatory authorities may impose significant and potentially costly post-marketing obligations with respect to approval of any product, including post-marketing studies, additional CMC work and additional pediatric studies. For example, the FDA has imposed post-marketing commitments with respect to approval of ZULRESSO, and we may encounter issues or delays in the conduct of these post-marketing commitments or we may generate unexpected results.

In the event we elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional nonclinical studies or clinical trials be completed prior to commencement of such pediatric studies.

As in the case of brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates.  In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA.  The process may delay our ability to market any such product if it is approved.

Our approved products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS.  For example, the FDA has required a REMS for ZULRESSO.  Any REMS required by the FDA may lead to increased costs to assure compliance with the REMS and with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  In addition, if we are unable to comply with the ZULRESSO REMS or any REMS imposed for a future product, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMPs and other regulations. If we or a regulatory agency discover problems with our approved products such as adverse events of unanticipated severity or frequency, or problems with the facility where our products are manufactured or in the manufacturing process, a regulatory agency may impose restrictions on our products, the manufacturer or us, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our approved products, our product candidates, or the manufacturer for our products or product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Competing therapies could emerge that adversely affect our opportunity to generate revenue from the sale of ZULRESSO or any of our current or future product candidates, if successfully developed and approved.

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

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD other than ZULRESSO.  Current standard of care for PPD commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

MDD patients are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs.    A number of companies have approved products or are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as esketamine, rapastinel, and apimostinel and the opioid receptor antagonist combination product, buprenorphine/samidorphan.

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

We may not be successful in our efforts to identify or discover additional product candidates beyond ZULRESSO or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends primarily upon our ability to commercialize ZULRESSO and to identify, develop and commercialize other products based on our proprietary chemistry platform. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates or our potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval.

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

The Medicaid Drug Rebate Program and other governmental programs impose obligations to report pricing figures to the federal government. We intend to participate in the Medicaid Drug Rebate Program, meaning that we will be subject to these price reporting and other compliance obligations. Other programs impose limits on the price we will be permitted to charge certain entities for our products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZULRESSO or any future products for which we receive regulatory approval and could negatively impact our results of operations.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule, or FSS pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our covered outpatient drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price”, or Non-FAMP, which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $181,071 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

Section 703 of the National Defense Authorization Act for FY 2008 requires us to pay quarterly rebates to DoD on utilization of innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of ZULRESSO and of any of our product candidates, if successfully developed and approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we expect to market, sell and distribute ZULRESSO and any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of off-label uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of ZULRESSO or any of our future approved products in compliance with applicable laws, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Brexanolone, which is the active ingredient of ZULRESSO, will, and our product candidates may, be regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may entail additional restrictions and cause delays in commercialization even if a product candidate is approved.

The FDA has determined that brexanolone, which is the active ingredient of ZULRESSO, should be regulated as a controlled substance, and may make that determination with respect to any current or future product candidates that we successfully develop.  In such event, then before we can commercialize any such product, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. The DEA has established certain registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA with respect to “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations. These requirements may be applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Reimbursement policies could limit our ability to sell ZULRESSO or any of our product candidates, if successfully developed and approved.

Market acceptance and sales of ZULRESSO and future approved products will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for our products, if approved, is challenging, and may become even more challenging in the future due to, among other reasons, policies advanced by the current presidential administration or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for ZULRESSO or any future approved product, and, if reimbursement is available, that the level of such reimbursement will be sufficient to cover administration of the drug and whether patients will be required to try other therapies prior to being prescribed our product. Reimbursement may impact the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize ZULRESSO or any future approved product.

Governments outside the U.S. may impose strict price controls, which may adversely affect our revenues, if any.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the U.S. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of our products in those countries would be negatively affected.

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

Recently, a U.S. patent covering the method of treating PPD using brexanolone i.v. issued.  This patent is exclusively licensed to Sage by The Regents of the University of California, and will expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of SAGE-217, one issued U.S. patent covering methods of using SAGE-217, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering SAGE-217, SAGE-689 and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued as a patent, will include claims having a scope sufficient to protect our current product candidates or any other products or product candidates;
•	any of our pending patent applications will issue as patents at all;
•	we will be able to successfully commercialize ZULRESSO or any of our product candidates, if successfully developed and approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe any patents that may be issued to us;
•	others will not use pre-existing technology to effectively compete against us;
•	any of our patents, if issued or as issued, will be found to ultimately be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop our current product candidates and commercialize ZULRESSO and any future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

For certain of our product candidates, we are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing certain of our products or product candidates. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

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

With respect to our proprietary formulation of brexanolone, we have entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop brexanolone for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical/regulatory milestones and a single-digit royalties on ZULRESSO. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our proprietary formulation of brexanolone is formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize brexanolone in its current formulations.

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

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payment, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement, and may accordingly seek to terminate our license. In addition, future licensors may decide to terminate their licenses with us at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop a product candidate or and commercialize a product, as well as harm our competitive business position and our business prospects.

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

General Company-Related Risks

As we plan for the commercial launch of ZULRESSO, the continued development of our current and future product candidates and the potential future commercialization of such product candidates, if successfully developed and approved, we will need to continue to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As we plan for the commercial launch of ZULRESSO, the continued development of our current and future product candidates and the potential future commercialization of such product candidates, if successfully developed and approved, we expect to continue to increase our number of employees and the scope of our operations. To successfully execute our activities, and to manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ZULRESSO, develop additional product candidates and commercialize such product candidates, if successfully developed and approved, and to compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

The sale of ZULRESSO and any future approved products and use of our product candidates in clinical trials will expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others using, prescribing, selling or otherwise coming into contact with our products and product candidates. For example, we may be sued if any product or product candidate allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials, or difficulty in enrolling clinical trials;
•	substantial monetary awards to patients or other claimants;
•	decreased demand for our approved products;
•	damage to our reputation and exposure to adverse publicity;
•	increased FDA warnings on product labels;
•	litigation costs;
•	distraction of management’s attention from our primary business;
•	loss of revenue; and
•	withdrawal of products from the market or our inability to successfully gain approval of product candidates.

We maintain product liability insurance coverage with a $20.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

The Tax Cuts and Jobs Act, or the TCJA, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a migration from a “worldwide” system of taxation to a territorial system, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income and an elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. This revaluation resulted in a reduction to the Company’s deferred tax asset of $66.4 million as of December 31, 2017. This amount was offset by a corresponding reduction to the Company’s valuation allowance. The other provisions of the TCJA did not have a material impact on the December 31, 2017 consolidated financial statements. Our final determination of the immediate TCJA impact and the remeasurement of our deferred assets and liabilities was completed prior to the deadline of one year from the enactment of the TCJA.  For the year ended December 31, 2018, there were no material changes to our analysis originally performed as of December 31, 2017. We continue to examine the future impact of this tax reform legislation on our business. The impact of any tax reform, including any further tax reform that could be enacted in the future, is uncertain and could be adverse.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our products, if any, and could adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for any current or future approved products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in April 2010. Our operations to date have been limited primarily to organizing and staffing our company, raising capital and conducting research and development activities and clinical trials of our product candidates. We have never generated any revenue from product sales. We anticipate the launch of our first product in late June, 2019, after completion of the DEA’s controlled substance scheduling of brexanolone and incorporation of the scheduling into our FDA-approved label and other product information.

We have funded our operations to date through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2019, we had received net proceeds of $2.2 billion from such transactions. As of March 31, 2019, our cash, cash equivalents and marketable securities were $1.4 billion. We have incurred significant net losses in each year since our inception, including net losses of $163.4 million for the three months ended March 31, 2019 and $372.9 million for the year ended December 31, 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our general and administrative costs to increase as we expand our operations, including in anticipated commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current of future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. To date, we have not generated any product revenue from our product candidates. We do not expect to generate significant revenue unless until we have launched ZULRESSO with the level of revenues depending on the success of our commercialization efforts. Our ability to generate product revenue depends on a number of factors, including, but not limited to:

•

with respect to an approved product, our ability to commercialize the product by developing and effectively deploying a sales force or entering into collaborations with third parties, and to achieve market acceptance of our product candidates in the medical community, with patients and with third-party payors.

•

with respect to a product candidate, our ability to initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed;

We expect to incur significant sales and marketing costs as we prepare to commercialize ZULRESSO and our product candidates, if and when successfully developed and approved. Even if we successfully launch ZULRESSO and complete clinical development of our product candidates, and our product candidates are approved for commercial sale, and despite expending these costs, our products may not be commercially successful. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently preparing for a commercial launch of ZULRESSO and advancing our product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development and general and administrative expenses to increase substantially in connection with our ongoing activities, particularly when we launch ZULRESSO and as we continue to advance our other product candidates in clinical trials, continue our discovery efforts, seek regulatory approval of our product candidates, if we generate positive data in our other clinical programs, and commercialize other products, if successfully developed and approved. Depending on progress we make in selling ZULRESSO and the status of development efforts, regulatory approval or, if approved, commercialization of our current or future product candidates, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2019, our cash, cash equivalents and marketable securities were $1.4 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved product, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	any delays in the launch of ZULRESSO, and once launched, the results of our commercialization efforts, and our ability to attain commercial success;
•

plans for, progress of, timing of, changes to, delays in or results from, clinical trials or non-clinical studies of our SAGE-217 or any of our other product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of our CNS therapies;

•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

SAGE THERAPEUTICS, INC.

May 2, 2019	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 2, 2019	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)