Form 10-Q
period 2019-06-30
Sage Therapeutics, Inc.
filed 2019-08-06
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 51,656,993 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our view as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO™ (brexanolone) injection which is approved in the U.S. for the treatment of postpartum depression, or PPD, including our expectations with respect to: future revenues and sales momentum; the number of patients who may receive ZULRESSO for the treatment of PPD; the availability and willingness of healthcare settings to administer ZULRESSO; the scope, level and availability of reimbursement, including reimbursement for costs incurred by the healthcare settings that administer ZULRESSO, reimbursement of cost of treatment to the patient, and the nature of any limitations imposed by payors; and the level of market acceptance of ZULRESSO as a treatment for PPD by healthcare settings, prescribers and women suffering from PPD.

•

our expectations as to the sufficiency of our planned development program for SAGE-217 in major depressive disorder and PPD, if successful, to support filing of a New Drug Application, or NDA, with the FDA; our statements regarding the potential for approval of SAGE-217 in such indications in the U.S.; our plans and expectations for development of SAGE-217 in additional indications; our plans and expectations for commercialization of SAGE-217 and our view of the potential product profile, market impact, market size and opportunity for SAGE-217, if successfully developed and approved.

•

our plans to develop SAGE-324, SAGE-718 and our other product candidates in the central nervous system, or CNS, disorders we discuss in this Quarterly Report, and potentially in other indications and our view of the potential product profile and treatment paradigm impact for such product candidates, if successfully developed and approved;

•

our ability, within the expected time-frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our plans and potential outcomes with respect to other research and development activities and our business development efforts;
•	our plans and expectations with respect to the potential development of any product or product candidate for markets outside the U.S.;
•	our estimates regarding expenses, use of cash and projected cash on hand at any given timepoint, timing of future cash needs, and capital requirements;
•	our expectations as to the amount of future revenues that may be achieved;
•	our expectations with respect to the availability of supplies of ZULRESSO and our product candidates, and the expected performance of our third-party manufacturers;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•

the estimated number of patients with diseases or disorders of interest to us; the potential size of the market for ZULRESSO in PPD and for our product candidates in the indications we are studying or plan to study; the potential for ZULRESSO as a treatment for PPD and current or future product candidates, if successfully developed and approved, in the markets for which they are approved; and our ability to serve those markets;

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$166,185	$190,943
Marketable securities	1,070,364	731,833
Prepaid expenses and other current assets	27,021	21,919
Total current assets	1,263,570	944,695
Property and equipment, net	8,363	5,643
Restricted cash	2,367	2,367
Right of use operating asset	37,224	—
Other long-term assets	4,023	—
Total assets	$1,315,547	$952,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,431	$34,036
Accrued expenses	58,912	51,994
Other current liabilities	7,610	—
Total current liabilities	78,953	86,030
Long-term lease operating liability, net of current portion	33,309	—
Other long-term liabilities	410	3,704
Total liabilities	112,672	89,734
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2019 and December 31, 2018; 51,472,137 and 46,891,296 shares issued at June 30, 2019 and December 31, 2018; 51,469,104 and 46,888,263 shares outstanding at June 30, 2019 and December 31, 2018	5	5
Treasury stock, at cost, 3,033 shares at June 30, 2019 and December 31, 2018	(400)	(211)
Additional paid-in capital	2,496,651	1,827,021
Accumulated deficit	(1,294,956)	(963,329)
Accumulated other comprehensive gain (loss)	1,575	(515)
Total stockholders’ equity	1,202,875	862,971
Total liabilities and stockholders’ equity	$1,315,547	$952,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue, net	$519	$—	$519	$—
Collaboration revenue	354	90,000	819	90,000
Total revenue	873	90,000	1,338	90,000
Operating costs and expenses:
Cost of goods sold	44	—	44	—
Research and development	89,059	68,980	175,457	118,250
Selling, general and administrative	88,227	43,167	172,146	72,016
Total operating costs and expenses	177,330	112,147	347,647	190,266
Loss from operations	(176,457)	(22,147)	(346,309)	(100,266)
Interest income, net	8,220	5,137	14,662	8,666
Other income, net	16	32	20	24
Net loss	$(168,221)	$(16,978)	$(331,627)	$(91,576)
Net loss per share—basic and diluted	$(3.28)	$(0.36)	$(6.65)	$(2.02)
Weighted average number of common shares outstanding—basic and diluted	51,257,640	46,541,716	49,882,377	45,439,666
Comprehensive loss:
Net loss	$(168,221)	$(16,978)	$(331,627)	$(91,576)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	1,681	40	2,090	(116)
Total other comprehensive gain (loss)	1,681	40	2,090	(116)
Total comprehensive loss	$(166,540)	$(16,938)	$(329,537)	$(91,692)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(331,627)	$(91,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	78,883	44,845
Premium on marketable securities	(1,887)	(75)
Amortization of discount on marketable securities	(4,973)	(4,154)
Depreciation	920	493
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,102)	(25,091)
Other long-term assets	(4,023)	—
Right of use operating asset	4,713	—
Operating lease liabilities	(4,346)	—
Accounts payable	(21,806)	(903)
Accrued expenses and other liabilities	5,970	(2,245)
Net cash used in operating activities	(283,278)	(78,706)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	588,652	263,460
Purchases of marketable securities	(918,233)	(813,337)
Purchases of property and equipment	(3,438)	(1,054)
Net cash used in investing activities	(333,019)	(550,931)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	31,282	19,402
Payment of employee tax obligations related to vesting of restricted stock units	(692)	(904)
Payments of offering costs	(328)	(340)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	561,277	631,494
Net cash provided by financing activities	591,539	649,652
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,758)	20,015
Cash, cash equivalents and restricted cash at beginning of period	193,310	307,084
Cash, cash equivalents and restricted cash at end of period	$168,552	$327,099
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$252	$10
Right of use assets obtained in exchange for new operating lease liabilities	$872	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	42,002,934	$5	960	$(113)	$1,066,059	$(29)	$(590,447)	$475,475
Issuance of common stock from exercise of stock options	402,227	—	—	—	11,727	—	—	11,727
Issuance of common stock under employee stock purchase plan	11,683	—	—	—	1,127	—	—	1,127
Purchase of treasury stock	—	—	554	(98)	—	—	—	(98)
Stock-based compensation expense	—	—	—	—	15,549	—	—	15,549
Public offering of common stock, net of offering costs	4,032,012	—	—	—	631,154	—	—	631,154
Unrealized loss on available-for-sale securities	—	—	—	—	—	(156)	—	(156)
Vesting of restricted stock units, net of employee tax obligations	9,442	—	—	—	(904)	—	—	(904)
Net loss	—	—	—	—	—	—	(74,598)	(74,598)
Balances at March 31, 2018	46,458,298	$5	1,514	$(211)	$1,724,712	$(185)	$(665,045)	$1,059,276
Issuance of common stock from exercise of stock options	145,541	—	—	—	6,643	—	—	6,643
Stock-based compensation expense	—	—	—	—	28,782	—	—	28,782
Unrealized loss on available-for-sale securities	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(16,978)	(16,978)
Balances at June 30, 2018	46,603,839	$5	1,514	$(211)	$1,760,137	$(145)	$(682,023)	$1,077,763

Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercise of stock options	287,659	—	—	—	14,072	—	—	14,072
Issuance of common stock under employee stock purchase plan	16,398	—	—	—	1,799	—	—	1,799
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	43,622	—	—	43,622
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	409	—	409
Vesting of restricted stock units, net of employee tax obligations	8,518	—	—	—	(692)	—	—	(692)
Net loss	—	—	—	—	—	—	(163,406)	(163,406)
Balances at March 31, 2019	51,034,172	$5	3,033	$(400)	$2,446,770	$(106)	$(1,126,735)	$1,319,534
Issuance of common stock from exercise of stock options	434,932	—	—	—	15,601	—	—	15,601
Stock-based compensation expense	—	—	—	—	34,280	—	—	34,280
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,681	—	1,681
Net loss	—	—	—	—	—	—	(168,221)	(168,221)
Balances at June 30, 2019	51,469,104	$5	3,033	$(400)	$2,496,651	$1,575	$(1,294,956)	$1,202,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.  The Company’s lead product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration (“FDA”) in March 2019, for the treatment of postpartum depression (“PPD”) in adults, and was made commercially available in the U.S. beginning on June 24, 2019 after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration and incorporation of the scheduling into the FDA-approved label and other product information. The Company has a portfolio of other product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

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

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $1.3 billion. From its inception through June 30, 2019, the Company received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017, February 2018, and February 2019. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements. At some point after that time, the Company will require additional financing to fund its future operations.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2019, its results of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, its cash flows for the six months ended June 30, 2019 and 2018, and its statements of changes in stockholders’ equity for the six months ended June 30, 2019 and 2018. The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2019 and December 31, 2018, cash equivalents were comprised of cash equivalents and money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. No declines in value were deemed to be other than temporary during the three and six months ended June 30, 2019 and 2018.

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

The Company’s cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements herein.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2019 and December 31, 2018, respectively.

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that may be within the scope of other standards, such as collaboration arrangements and leases. The adoption of Topic 606 had no impact on the Company’s consolidated financial statements as the Company did not have any revenue prior to adoption.

The Company received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of the revenues of the Company were derived from the Company’s collaboration agreement with Shionogi & Co., Ltd., (“Shionogi”). The terms of the Company’s collaboration agreement include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services to supply drug product for clinical trials, and sales-based milestones and royalties on product sales.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For contracts determined to be within the scope of Topic 606, the Company assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company allocates the transaction price (the amount of consideration it expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled.

Collaboration and license revenue

In assessing whether a promised good or service is distinct in the evaluation of a collaboration or license arrangement subject to Topic 606, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its arrangement with Shionogi and concluded that a significant financing component does not exist. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. To date, revenue from the Company’s collaboration agreement with Shionogi has come from an initial, up-front fee upon execution of the agreement and payment for the supply of SAGE-217 drug product for Shionogi clinical trials.

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when delivery is made and when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2019, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the consolidated balance sheets.

The Company records reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as its estimate of product that remains in the distribution channel inventory of its customers at the end of the reporting period. On a quarterly basis, the Company will update its estimates and record any necessary material adjustments in the period they are identified.

Chargebacks: The Company estimates chargebacks from its customers who directly purchase the product from the Company for fees and discounts resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to its customers. Customers charge the Company for the difference between what they pay to the Company for the product and the selling price to the qualified healthcare providers. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates: The Company is subject to discount obligations under government programs, including Medicaid. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenues and a current liability that is included in accrued expenses on its consolidated balance sheet.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Trade Discounts and Allowances: The Company generally provides customary invoice discounts on ZULRESSO sales to its customers for prompt payment and the Company pays fees for sales order management, data, and distribution services. The Company estimates its customers will earn these discounts and fees and deducts these discounts and fees in full from gross ZULRESSO revenues and accounts receivable at the time the Company recognizes the related revenues.

Financial Assistance: The Company provides voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. The Company estimates the average financial assistance amounts for ZULRESSO based on demographics for patients who have registered and been approved for assistance and records any such amounts within accrued expenses on its consolidated balance sheet. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period, as well as claims that have been approved but not yet paid. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the consolidated balance sheets. Based on the distribution model for ZULRESSO, contractual inventory limits with its customers, the product price and limited contractual return rights, the Company believes there will be minimal ZULRESSO returns. The Company will update its estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive loss. Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's consolidated balance sheets. At June 30, 2019, the Company did not have any such inventory.

Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive loss in the period incurred. The Company received FDA approval for ZULRESSO on March 19, 2019 and subsequently began capitalizing costs related to inventory manufacturing.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO on March 19, 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors and specialty pharmacies in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 60 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets and the amount was not significant as of June 30, 2019.

Intangible assets

The Company had no intangible assets as of December 31, 2018. As a result of the approval by the FDA of the New Drug Application for ZULRESSO in March 2019, the Company was required to pay to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California milestone payments of $3.0 million and $0.5 million, respectively. At March 31, 2019, the amount of these milestones was capitalized as an intangible asset, and no amounts had been amortized. During the three months ended June 30, 2019, the Company began to amortize the asset and record the expense to cost of goods sold.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842):  Targeted Improvements (“ASC 842”). The ASC 842 standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. Presentation of leases within the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows is generally consistent with the former lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and will recognize the associated lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.  On the implementation date, $44.2 million was recognized as total lease liabilities and $41.1 million was recognized as total right-of-use assets on the Company’s consolidated balance sheet.

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

The following tables summarize the Company’s money market funds and marketable securities as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$166,185	$166,185	$—	$—
Total cash equivalents	166,185	166,185	—	—
Marketable securities:
U.S. government securities	290,571	—	290,571	—
U.S. corporate bonds	478,806	—	478,806	—
International corporate bonds	147,470	—	147,470	—
U.S. commercial paper	107,099	—	107,099	—
International commercial paper	46,418	—	46,418	—
Total marketable securities	1,070,364	—	1,070,364	—
	$1,236,549	$166,185	$1,070,364	$—

	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$190,943	$190,943	$—	$—
Total cash equivalents	190,943	190,943	—	—
Marketable securities:
U.S. government securities	220,482	—	220,482	—
U.S. corporate bonds	258,566	—	258,566	—
International corporate bonds	78,468	—	78,468	—
U.S. commercial paper	77,611	—	77,611	—
International commercial paper	96,706	—	96,706	—
Total marketable securities	731,833	—	731,833	—
	$922,776	$190,943	$731,833	$—

During the six months ended June 30, 2019 and 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$290,271	$302	$(2)	$290,571
U.S. corporate bonds	477,932	942	(68)	478,806
International corporate bonds	147,062	434	(26)	147,470
U.S. commercial paper	107,105	1	(7)	107,099
International commercial paper	46,419	—	(1)	46,418
	$1,068,789	$1,679	$(104)	$1,070,364

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$220,531	$8	$(57)	$220,482
U.S. corporate bonds	258,876	6	(316)	258,566
International corporate bonds	78,600	—	(132)	78,468
U.S. commercial paper	77,630	8	(27)	77,611
International commercial paper	96,711	8	(13)	96,706
	$732,348	$30	$(545)	$731,833

As of June 30, 2019, all marketable securities, except for 48 bonds with a fair value of $185.0 million that have maturities of between one and two years, held by the Company had remaining contractual maturities of one year or less.   As of December 31, 2018, all marketable securities, except for two U.S. corporate bonds, held by the Company had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2019 and the year ended December 31, 2018.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Computer hardware and software	$2,427	$2,148
Furniture and equipment	1,774	1,002
Leasehold improvements	7,298	4,709
	11,499	7,859
Less: Accumulated depreciation	(3,136)	(2,216)
	$8,363	$5,643

Depreciation expense for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $0.9 million and $0.5 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Development costs	$28,498	$21,216
Employee-related expenses	15,585	19,638
Professional services	14,299	10,903
Other accrued expenses	530	237
	$58,912	$51,994

5.	Leases, Commitments and Contingencies

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

The Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of June 30, 2019, of 63,017 square feet in the first building under an operating lease that will expire on August 31, 2024 and 19,805 square feet in the second building under an operating lease that will expire on August 31, 2024.

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

In December 2018, the Company entered into a lease in a third multi-tenant building in Cambridge, Massachusetts, for 15,975 square feet of office space which began on March 1, 2019. The term for this lease will expire on February 28, 2024.

In March 2019, the Company entered into the Eighth Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019.  The term for this additional space will expire on August 31, 2024.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of operating leases:

(In thousands)	Balance sheet location	As of June 30, 2019
Assets
Right of use operating asset	Right of use operating asset	$37,224

Liabilities
Current operating lease liabilities	Other current liabilities	7,393
Long-term operating lease liabilities	Long-term lease operating liability, net of current portion	33,309
Total operating lease liabilities		$40,702

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$2,436	$4,880

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.  For the three and six months ended June 30, 2019, the Company recorded $0.1 million and $0.3 million of expense for its short-term leases, respectively.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(in thousands)
2019 (remaining six months)	$5,080
2020	10,244
2021	9,972
2022	8,898
2023	9,105
Thereafter	5,560
Total lease payments	48,859
Less imputed interest	(8,157)
Present value of operating lease liabilities	$40,702

Under the prior lease guidance, future minimum lease payments under non-cancelable operating leases were as follows at December 31, 2018:

Years Ending December 31,	(in thousands)
2019	$7,918
2020	8,299
2021	8,463
2022	8,692
2023	8,894
Thereafter	5,415
$47,681

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of June 30, 2019
Weighted average remaining lease term in years	4.86
Weighted average discount rate	7.5%

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

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,513	$4,867

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$872	$872

During the three and six months ended June 30, 2019, other than the initial adoption of the lease standard that required right of use assets and lease liabilities to be recorded, one right of use asset was recorded arising from new lease liabilities. In March 2019, the Company entered into the Eighth Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019.  The term for this additional space will expire on August 31, 2024.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of June 30, 2019, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of June 30, 2019, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; and has recorded an intangible asset and made a cash payment of $3.0 million.

For the three months ended June 30, 2019, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program under the license agreement with CyDex. For the six months ended June 30, 2019, the Company recorded an intangible asset and made a cash payment of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex. For the three and six months ended June 30, 2018, the Company recorded research and development expense and made cash payments of $0.8 million related to regulatory milestones for the brexanolone program under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. As of December 31, 2015, the Company paid to The Regents of the University of California clinical development milestones of $0.1 million. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of June 30, 2019, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended June 30, 2019, the Company did not record any expense or make any milestone payments under either license agreement with The Regents of the University of California. For the six months ended June 30, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California. For the three and six months ended June 30, 2018, the Company recorded research and development expense and made cash payments of $0.2 million related to regulatory milestones under the license agreements with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of June 30, 2019, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three and six months ended June 30, 2019 and 2018, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a then non-employee advisor whereby the Company is obligated to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of June 30, 2019, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three and six months ended June 30, 2019 and 2018, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.
6.	Collaboration Agreement

Effective June 12, 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of SAGE-217 for the treatment of major depressive disorder (“MDD”) and other potential indications in Japan, Taiwan and South Korea.

Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or any royalty payments from Shionogi. The Company will receive tiered royalties on sales of SAGE-217 in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote SAGE-217 in Japan. The Company maintains exclusive rights to develop and commercialize SAGE-217 outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.

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

On February 27, 2019, the Company completed the sale of 3,833,334 shares of its common stock in an underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by the Company.
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

During the three and six months ended June 30, 2019, the Company granted 16,345 and 370,456, performance restricted stock units, respectively, to employees of the Company.  These performance restricted stock units will vest upon the achievement of a certain clinical and regulatory development milestones related to product candidates and a commercial milestone.

The fair value of restricted stock units that vested during the six months ended June 30, 2019 and 2018 was $2.0 million and $2.6 million, respectively. No restricted stock units vested during the three months ended June 30, 2019 and 2018.

The table below summarizes activity relating to restricted stock units:

Shares
Outstanding as of December 31, 2018	82,700
Granted	370,456
Vested	(13,250)
Forfeited	(43,240)
Outstanding as of June 30, 2019	396,666

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

As of June 30, 2019, the total number of shares reserved under all equity plans was 11,045,846, and 2,781,281 shares were available for future issuance under such plans.

During the three and six months ended June 30, 2018, the Company granted 200,250 and 524,003 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates and a commercial milestone. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the six months ended June 30, 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2019, the achievement of one un-met commercial milestone that is the criteria for vesting of performance-based stock options was considered probable, and therefore $14.2 million of stock-based compensation expense was recognized related to these awards for the three months ended March 31, 2019. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017.  During the three months ended June 30, 2019, this commercial milestone was achieved.  This milestone represents 20% and 33% of the performance-based option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the three months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $2.1 million. During the six months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

As of June 30, 2018, for grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense had been recognized related to these awards for the six months ended June 30, 2018.

As of June 30, 2019, for grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense had been recognized related to these awards for the three months ended June 30, 2019.

During the three months ended June 30, 2018, a performance milestone was achieved under a stock option granted to a consultant.  The milestone was related to the consummation of a licensing or corporate partnering arrangement. During the three months ended June 30, 2018, the Company recognized stock-based compensation expense related to this milestone of $6.9 million.

Stock-based compensation expense for stock options, restricted stock units and the employee stock purchase plan recognized during the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$13,672	$12,095	$34,417	$20,994
Selling, general and administrative	21,095	16,933	44,466	23,851
	$34,767	$29,028	$78,883	$44,845

Stock-based compensation expense by award type recognized during the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$34,280	$28,627	$77,844	$44,007
Restricted stock units	—	155	58	324
Employee stock purchase plan	487	246	981	514
	$34,767	$29,028	$78,883	$44,845

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2019 and 2018 was $99.11 and $114.72, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	7,530,767	$93.22	8.03	$227,447
Granted	1,355,931	—
Exercised	(745,558)	—
Forfeited	(281,850)	—
Outstanding as of June 30, 2019	7,859,290	$107.81	7.98	$600,965
Exercisable as of June 30, 2019	3,321,049	$70.02	6.89	$378,713

At June 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $310.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.74 years.

The intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $87.4 million and $64.4 million, respectively.

At June 30, 2019, 505,131 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $35.2 million.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(168,221)	$(16,978)	$(331,627)	$(91,576)
Denominator:
Weighted average common stock outstanding - basic	51,257,640	46,541,716	49,882,377	45,439,666
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding - diluted	51,257,640	46,541,716	49,882,377	45,439,666
Net loss per share—basic and diluted	$(3.28)	$(0.36)	$(6.65)	$(2.02)

The following common stock equivalents outstanding as of June 30, 2019 and 2018 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	7,362,768	6,207,172	7,362,768	6,207,172
Restricted stock units	—	13,950	—	13,950
Employee stock purchase plan	39,006	8,004	39,006	8,004
	7,401,774	6,229,126	7,401,774	6,229,126

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

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our lead product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 for the treatment of postpartum depression, or PPD, in adults, and was made commercially available in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA and incorporation of the scheduling into the FDA-approved label and other product information. We have a portfolio of other product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA.  The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

Our lead product, ZULRESSO™ (brexanolone) injection, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. PPD is a common biological complication of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or in the months following childbirth.  Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO are required to enroll in a registry to allow us to compile additional information to further our understanding of the risk of sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, we expect use of ZULRESSO will, at least initially, be focused primarily on women with severe PPD.  We estimate that about 20 to 30% of women diagnosed with PPD fall into this category.

We have received PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, in the European Union, or EU, for our proprietary formulation of brexanolone as a potential treatment for PPD.  The EMA has requested that we conduct an additional clinical trial evaluating brexanolone in the treatment of PPD to support submission of a potential marketing authorization application, or MAA, seeking approval of brexanolone in such indication.  We will continue to evaluate the EMA’s request in light of our overall portfolio and program priorities as well as the potential timing of development in the EU of SAGE-217, our next most advanced product candidate.

Our next most advanced product candidate is SAGE-217, an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  SAGE-217 is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to SAGE-217 in the treatment of MDD.  We have completed two positive placebo-controlled pivotal clinical trials with SAGE-217, one in MDD completed in 2017 and one in PPD for which top-line results were announced in January 2019.  The ongoing Phase 3 clinical program for SAGE-217 in MDD is comprised of:

-

a placebo-controlled Phase 3 clinical trial in patients with MDD, known as the Mountain Study, in which we are studying two weeks of treatment with SAGE-217 followed by four weeks of follow-up, with an open-label extension to continue to follow patients for up to six months;

-

an ongoing open-label retreatment study, known as the Shoreline Study, evaluating initial treatment with SAGE-217, treatment-free intervals, and as needed retreatment, in patients with MDD in which patients will be followed for up to a year after treatment; and

-	a placebo-controlled trial to evaluate fixed interval SAGE-217 monotherapy (treatment without traditional antidepressants) for up to a year, known as the Redwood Study; and

We are also conducting a placebo-controlled polysomnography Phase 3 clinical trial of SAGE-217 in patients with MDD who have co-morbid insomnia, known as the Rainforest Study.  We expect to report top-line results from the Mountain Study in the fourth quarter of 2019 or the first quarter of 2020.  We expect to report top-line results from the Shoreline Study and the Rainforest Study in 2020.  We expect to initiate the Redwood Study in the third quarter of 2019.

We also plan to explore SAGE-217 in other indications.  Based on analysis of subpopulations of patients from our completed placebo-controlled clinical trials of SAGE-217 in MDD and PPD who had ongoing symptoms of depression at baseline despite receiving standard anti-depressant pharmacotherapy, we plan to initiate clinical trials of SAGE-217 in the treatment of treatment resistant depression, or TRD.  We also plan to continue to evaluate the potential for development of SAGE-217 in generalized anxiety disorder and bipolar depression.  In July 2019, we reported positive top-line results from a small open-label clinical trial of SAGE-217 in patients with bipolar depression.

In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including essential tremor, epileptiform disorders and Parkinson’s disease. Results from our Phase 1 clinical program demonstrated that the profile of SAGE-324 includes good oral bioavailability and a pharmacokinetic profile consistent with once-daily dosing. We have also studied SAGE-324 in a Phase 1 single dose, open-label trial involving a small number of patients with essential tremor.  Based on the results of the Phase 1 clinical program, including the positive signal observed in the small cohort of patients with essential tremor, and our other work in this area to date, we plan to initiate a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor in the second half of 2019. Our portfolio of novel GABAA receptor positive allosteric modulators also includes SAGE-689, with which we have conducted non-clinical studies to date, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders impacted by NMDA receptor dysfunction.  Examples of indications involving NMDA receptor dysfunction include certain types, aspects or subpopulations of a number of diseases such as depression, Huntington’s disease, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. We have completed a Phase 1 single ascending dose trial and multiple ascending dose trials of SAGE-718.  We have also completed a suite of Phase 1 clinical trials in healthy volunteers designed to demonstrate CNS-target engagement using a low-dose ketamine challenge paradigm.  SAGE-718 demonstrated a long half-life consistent with once-daily dosing in Phase 1 clinical trials.  Results of an integrated analysis of the target engagement studies in healthy volunteers demonstrated that SAGE-718 had effects on electrophysiological, functional neuroimaging, and cognitive measures consistent with CNS activity.  In addition, healthy volunteers dosed with

SAGE-718 in the trials exhibited superior performance on tests of working memory and complex problem solving than the placebo-group.  A Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of SAGE-718 in a small number of patients with early manifest Huntington’s disease is ongoing. We expect to report top-line results from this trial in the second half of 2019.  Based on the results we have generated to date in the SAGE-718 Phase 1 clinical program, we plan to evaluate SAGE-718 in a Phase 2 development program in certain neurodegenerative disorders and other conditions where executive function is impaired.

We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also continue to evaluate business development opportunities in potential new areas of interest.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of SAGE-217 in Japan, Taiwan and South Korea.  The initial list price for ZULRESSO in the U.S. is $7,450 per vial, which we estimate will result in a projected average course of therapy cost of $34,000 per patient before discounts based on an assumption of an average of 4.5 vials used per patient. The actual number of vials used and resulting cost of therapy per patient before discounts will vary by patient and by healthcare setting. Given the timing of U.S. launch of ZULRESSO and the time required for healthcare settings to become REMS-certified, achieve formulary approvals, establish protocols for administering ZULRESSO and secure satisfactory reimbursement which may take six to nine months or more, depending on the site, we do not expect to start to see revenue momentum from sales of ZULRESSO to build, if such momentum is achieved, until the fourth quarter of 2019 into 2020.

We have incurred net losses in each year since our inception, and we have an accumulated deficit of $1.3 billion as of June 30, 2019. Our net losses were $331.6 million for the six months ended June 30, 2019 and $372.9 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S.;
•	fulfill our post-approval commitments related to ZULRESSO;
•	continue to advance clinical development of SAGE-217, including the ongoing Phase 3 clinical program in MDD and initiation of development in TRD;
•	continue to advance clinical development of SAGE-324 with an initial focus on development in essential tremor, certain epileptiform disorders, and potentially other neurological conditions;
•	continue to advance clinical development of SAGE-718 with an initial focus on development in indications involving NMDA receptor hypofunction;
•	advance one or more non-clinical stage compounds into Phase 1 clinical development;
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

•

continue to manufacture supplies of SAGE-217 for ongoing late stage clinical trials; refine the formulation and improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

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

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of revenue, equity or debt financings or other sources, which may include collaborations with third parties. We may not be successful in our commercialization of ZULRESSO, and may not generate revenues at the levels we expect.  We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates; or achieve commercial viability for any resulting approved product.  We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, at least the next 12 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi.  All of our revenue from sales of ZULRESSO in the second quarter of 2019 was attributable to channel stocking of ZULRESSO by distributors upon launch of the product. No patients had been administered ZULRESSO using commercial product as of the end of the second quarter of 2019.  Given the timing of U.S. launch of ZULRESSO, and the time required for healthcare settings to become REMS-certified, achieve formulary approvals, establish protocols for administering ZULRESSO and secure satisfactory reimbursement which may take six to nine months or more, depending on the site, we do not expect to start to see revenue momentum from sales of ZULRESSO to build, if such momentum is achieved, until the fourth quarter of 2019 into 2020.   We expect that, even if we start to see revenue momentum in the fourth quarter of 2019, revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenues and amortization of intangible assets associated with ZULRESSO.

Operating Expenses

Our operating expenses since inception have consisted primarily of costs associated with research and development activities and selling, general and administrative activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions; and stock-based compensation expense. Selling, general and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZULRESSO; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.

We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, continue to support our commercial activities associated with ZULRESSO, and prepare for potential commercialization of our current or future product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Product revenue, net	$519	$—	$519
Collaboration revenue	354	90,000	(89,646)
Total revenue	873	90,000	(89,127)
Operating costs and expenses:
Cost of goods sold	44	—	44
Research and development	89,059	68,980	20,079
Selling, general and administrative	88,227	43,167	45,060
Total operating costs and expenses	177,330	112,147	65,183
Loss from operations	(176,457)	(22,147)	(154,310)
Interest income, net	8,220	5,137	3,083
Other income, net	16	32	(16)
Net loss	$(168,221)	$(16,978)	$(151,243)

Product revenue, net

We began to record net product revenues in the second quarter of 2019 following the approval of ZULRESSO by the FDA on March 19, 2019 and its subsequent commercial launch in the United States in June 2019. During the three months ended June 30, 2019, we recognized $0.5 million of net product revenues related to sales of ZULRESSO. All of our revenue from sales of ZULRESSO in the second quarter of 2019 was attributable to channel stocking of ZULRESSO by distributors upon launch of the product.  No patients had been administered ZULRESSO using commercial product as of the end of the second quarter of 2019. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

For the three months ended June 30, 2019, we recognized $0.4 million in collaboration revenue from our agreement with Shionogi related to the supply of SAGE-217 drug product for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement and Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Effective June 12, 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of SAGE-217 for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea. Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to us upon execution of the agreement of $90.0 million, and it was recorded as collaboration revenue in the three months ended June 30, 2018.

Cost of goods sold

Cost of goods sold of $44,000 for the three months ended June 30, 2019 is related to royalties on net sales payable to CyDex and The Regents of the University of California under license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report), labeling and packaging costs incurred after FDA approval, and certain distribution costs. Prior to receiving regulatory approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended June 30, 2019. We expect our cost of goods sold of ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$2,350	$9,643	$(7,293)
SAGE-217	37,450	15,600	21,850
SAGE-324	4,367	1,242	3,125
SAGE-718	1,453	2,781	(1,328)
Other research and development programs	10,248	8,009	2,239
Unallocated expenses	19,519	19,610	(91)
Stock-based compensation	13,672	12,095	1,577
Total research and development expenses	$89,059	$68,980	$20,079

Research and development expenses for the three months ended June 30, 2019 were $89.1 million, compared to $69.0 million for the three months ended June 30, 2018. The increase of $20.1 million was primarily due to the following:

•	a decrease of $7.3 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trials in PPD;

•	an increase of $21.9 million in expenses related to conduct of our Phase 3 clinical trials of SAGE-217 in MDD and supporting supply chain activities;

•	an increase of $3.1 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-324;

•	a decrease of $1.3 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-718;

•

an increase of $2.2 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $1.6 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations and the increase in the fair market value of our common stock. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $1.0 million for the three months ended June 30, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2018.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel-related	$31,993	$11,432	$20,561
Stock-based compensation	21,095	16,933	4,162
Professional fees	20,670	10,953	9,717
Other	14,469	3,849	10,620
Total selling, general and administrative expenses	$88,227	$43,167	$45,060

Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 were $88.2 million and $43.2 million, respectively.  The increase of $45.1 million was primarily due to the following:

•	an increase of $20.6 million in personnel-related costs in connection with the hiring of additional full-time employees to support the growth of our operations and commercial-related activities;

•

an increase of $4.2 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations and the increase in the fair market value of our common stock. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $1.1 million for the three months ended June 30, 2019. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.9 million during the three months ended June 30, 2018 for a milestone related to the consummation of a licensing or corporate partnering arrangement;

•

an increase of $9.7 million in professional fees associated with expanding operations, primarily for costs related to preparations for the launch of ZULRESSO in the U.S., which commenced on June 24, 2019; and

•

an increase of $10.6 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees, along with other corporate infrastructure and office-related costs, such as information technology costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended June 30, 2019 and 2018 were $8.2 million and $5.2 million, respectively.  The primary reason for the increase was an increase in the balance of marketable securities.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Product revenue, net	$519	$—	$519
Collaboration revenue	819	90,000	(89,181)
Total revenue	1,338	90,000	(88,662)
Operating costs and expenses:
Cost of goods sold	44	—	44
Research and development	175,457	118,250	57,207
Selling, general and administrative	172,146	72,016	100,130
Total operating costs and expenses	347,647	190,266	157,381
Loss from operations	(346,309)	(100,266)	(246,043)
Interest income, net	14,662	8,666	5,996
Other income, net	20	24	(4)
Net loss	$(331,627)	$(91,576)	$(240,051)

Product revenue, net

We began to record net product revenues in the second quarter of 2019 following the approval of ZULRESSO by the FDA on March 19, 2019 and its subsequent commercial launch in the United States in June 2019. During the six months ended June 30, 2019, we recognized $0.5 million of net product revenues related to sales of ZULRESSO. All of our revenue from sales of ZULRESSO in the second quarter of 2019 was attributable to channel stocking of ZULRESSO by distributors upon launch of the product.  No patients had been administered ZULRESSO using commercial product as of the end of the second quarter of 2019. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

For the six months ended June 30, 2019, we recognized $0.8 million in collaboration revenue from our agreement with Shionogi related to the supply of SAGE-217 drug product for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement and Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Effective June 12, 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of SAGE-217 for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea. Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to us upon execution of the agreement of $90.0 million, and it was recorded as collaboration revenue in the six months ended June 30, 2018.

Cost of goods sold

Cost of goods sold of $44,000 for the six months ended June 30, 2019 is related to royalties on net sales payable to CyDex and The Regents of the University of California related to license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report), labeling and packaging costs incurred after FDA approval, and certain distribution costs. Prior to receiving regulatory approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the six months ended June 30, 2019. We expect our cost of goods sold of ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
brexanolone (SAGE-547)	$4,248	$18,186	$(13,938)
SAGE-217	67,679	20,987	46,692
SAGE-324	7,278	2,761	4,517
SAGE-718	6,949	4,217	2,732
Other research and development programs	17,491	14,719	2,772
Unallocated expenses	37,395	36,386	1,009
Stock-based compensation	34,417	20,994	13,423
Total research and development expenses	$175,457	$118,250	$57,207

Research and development expenses for the six months ended June 30, 2019 were $175.5 million, compared to $118.3 million for the six months ended June 30, 2018. The increase of $57.2 million was primarily due to the following:

•	a decrease of $13.9 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trials in PPD;

•	an increase of $46.7 million in expenses related to conduct of our Phase 3 clinical trials of SAGE-217 in MDD and supporting supply chain activities;

•	an increase of $4.5 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-324;

•	an increase of $2.7 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-718 and supporting clinical activities;

•

an increase of $2.8 million in expenses related to research and development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest, and on our back-up programs; and

•

an increase of $13.4 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations and the increase in the fair market value of our common stock. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $9.5 million for the six months ended June 30, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2018.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel-related	$62,164	$19,432	$42,732
Stock-based compensation	44,466	23,851	20,615
Professional fees	39,045	22,152	16,893
Other	26,471	6,581	19,890
Total selling, general and administrative expenses	$172,146	$72,016	$100,130

Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were $172.1 million and $72.0 million, respectively.  The increase of $100.1 million was primarily due to the following:

•	an increase of $42.7 million in personnel-related costs in connection with the hiring of additional full-time employees to support the growth of our operations and commercial-related activities;

•

an increase of $20.6 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations and the increase in the fair market value of our common stock. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.8 million for the six months ended June 30, 2019. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.9 million during the six months ended June 30, 2018 for a milestone related to the consummation of a licensing or corporate partnering arrangement;

•

an increase of $16.9 million in professional fees associated with expanding operations, primarily for costs related to preparations for the launch of ZULRESSO in the U.S., which commenced on June 24, 2019; and

•

an increase of $19.9 million in other expenses due to increased costs associated with facilities, mainly due to the increase in the amount of rented square feet of office space to accommodate our increased number of employees, along with other corporate infrastructure and office-related costs, such as information technology costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the six months ended June 30, 2019 and 2018 were $14.7 million and $8.7 million, respectively.  The primary reason for the increase was an increase in the balance of marketable securities.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of June 30, 2019, we had an accumulated deficit of $1.3 billion. From our inception through June 30, 2019, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017, February 2018 and February 2019.

On February 13, 2018, we completed the sale of 4,032,012 shares of our common stock in an underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid by us.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in an underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of June 30, 2019, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.2 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(283,278)	$(78,706)
Investing activities	(333,019)	(550,931)
Financing activities	591,539	649,652
Total	$(24,758)	$20,015

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $283.3 million, compared to $78.7 million for the six months ended June 30, 2018. The increase of $204.6 million was primarily due to the following:

•

An increase of $240.1 million in cash used related to our net loss, primarily due to an increase in selling, general and administrative expenses due to increased headcount and other costs to support our expanding operations and increased research and development activities related to our development programs along with increased headcount in related functions;

•	Offset by an increase of $31.8 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to increased hiring; and
•	A decrease of $3.6 million in cash used in changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $333.0 million and $550.9 million, respectively.  During the six months ended June 30, 2019 and 2018, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our underwritten follow-on public offerings during February 2018 and February 2019.

Financing Activities

During the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $591.5 million and $649.7 million, respectively, which primarily consisted of net proceeds from follow-on underwritten public offerings of our common stock, after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Given the timing of the U.S. launch of ZULRESSO and the time required for healthcare settings to become REMS-certified, achieve formulary approvals, establish protocols for administering ZULRESSO and secure satisfactory reimbursement, which may take six to nine months or more, depending on the site, we do not expect to start to see revenue momentum from sales of ZULRESSO build, if such momentum is achieved, until the fourth quarter of 2019 into 2020.  We expect that, even if we start to see revenue momentum in the fourth quarter of 2019, revenues are likely to fluctuate quarter to quarter. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential future commercialization of product candidates beyond ZULRESSO that are successfully developed and approved; begin to commercialize any such products, if successfully developed and approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur additional costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO and any future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements at least the next 12 months from the filing date of this Quarterly Report. During that time, we expect that our expenses will increase substantially as we:

•	continue our commercial activities related to ZULRESSO in the treatment of PPD in the U.S.;
•	fulfill our post-approval commitments related to ZULRESSO;
•	continue to advance clinical development of SAGE-217, including the ongoing Phase 3 clinical program in MDD;
•	continue to advance clinical development of SAGE-324 with an initial focus on development in essential tremor, certain epileptiform disorders, and other neurological conditions;
•	continue to advance clinical development of SAGE-718 with an initial focus on development in indications involving NMDA receptor hypofunction;
•	advance one or more non-clinical stage compounds into Phase 1 clinical development;
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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, the success of which will depend on the rate, degree and level of market acceptance for ZULRESSO in the treatment of PPD in the U.S., including the impact of factors such as: availability and willingness of sites of care to undertake the responsibilities necessary to administer ZULRESSO; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting and the nature of limitations on reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO, healthcare settings willing to administer ZULRESSO and women with PPD who agree to be treated with ZULRESSO;

•	the timing and amount of costs associated with our commercialization of ZULRESSO;
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

•

the outcome of regulatory and other discussions and activities focused on potential pathways for advancing our product candidates in the EU and other markets outside the U.S., if we choose to proceed there, and the scope and timing of resulting decisions and plans, if any, we make to build or expand in those markets;

•

the size of the PPD market and the size of the markets for which SAGE-217 and our other product candidates may be approved in the future, if successfully developed; the portion of the population in the approved indication for which our products are actually prescribed; the rate and degree of market acceptance for our products, and the pricing, availability and level of reimbursement for our products;

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

Except for the revenue recognition, inventory, cost of goods sold and accounts receivable policies described below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed by us with the SEC on February 19, 2019.

Revenue Recognition

Effective January 1, 2017, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases. The adoption of Topic 606 had no impact on our consolidated financial statements as we did not have any revenue prior to adoption.

We received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of our revenues were derived from our collaboration agreement with Shionogi. The terms of our collaboration agreement include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services to supply drug product for clinical trials, and sales-based milestones and royalties on product sales.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For contracts determined to be within the scope of Topic 606, we assess whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.

Collaboration and license revenue

In assessing whether a promised good or service is distinct in the evaluation of a collaboration or license arrangement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed our arrangement with Shionogi and concluded that a significant financing component does not exist. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. To date, revenue from our collaboration agreement with Shionogi has come from an initial, up-front fee upon execution of the agreement and payment for the supply of drug product for Shionogi clinical trials.

Product revenue

We recognize product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when delivery is made and when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss. We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at June 30, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at June 30, 2019, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced are included in accounts receivable, net on the consolidated balance sheets.

We record reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as our estimate of product that remains in the distribution channel inventory of our customers at the end of the reporting period. On a quarterly basis, we will update our estimates and record any necessary material adjustments in the period they are identified.

Chargebacks: We estimate chargebacks from our customers who directly purchase the product from us for fees and discounts resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers. Customers charge us for the difference between what they pay to us for the product and the selling price to the qualified healthcare providers. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at the end of each reporting period that we expect will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

Government Rebates: We are subject to discount obligations under government programs, including Medicaid. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenues and a current liability that is included in accrued expenses on our consolidated balance sheet.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Trade Discounts and Allowances: We generally provide customary invoice discounts on ZULRESSO sales to our customers for prompt payment and we pay fees for sales order management, data, and distribution services. We estimate our customers will earn these discounts and fees and deduct these discounts and fees in full from gross ZULRESSO revenues and accounts receivable at the time we recognize the related revenues.

Financial Assistance: We provide voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. We estimate the average financial assistance amounts for ZULRESSO based on demographics for patients who have registered and been approved for assistance and record any such amounts within accrued expenses on our consolidated balance sheet. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period, as well as claims that have been approved but not yet paid. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we offer the specialty pharmacies and specialty distributors that are our customers limited product return rights for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on our consolidated balance sheets. Based on the distribution model for ZULRESSO, contractual inventory limits with our customers, the product price and limited contractual return rights, we believe there will be minimal ZULRESSO returns. We will update our estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. We perform an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive loss. Inventory on-hand that will be sold beyond our normal operating cycle is classified as non-current and grouped with other assets on our consolidated balance sheets. At June 30, 2019, we did not have any such inventory.

Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on our consolidated statements of operations and comprehensive loss in the period incurred. We received FDA approval for ZULRESSO on March 19, 2019 and subsequently began capitalizing costs related to inventory manufacturing.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenues and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO on March 19, 2019, we subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period.

Accounts Receivable

Our trade accounts receivable consist of amounts due from specialty distributors and specialty pharmacies in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 60 days from the invoice date. We monitor the financial performance and creditworthiness of customers so that we can properly assess and respond to changes in their credit profile. We reserve against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected.

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

We had cash, cash equivalents and marketable securities of approximately $1.2 billion as of June 30, 2019. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, in connection with the FDA approval of ZULRESSO, we implemented certain internal controls related to capitalization of ZULRESSO inventory costs and ZULRESSO product sales. There were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Our lead product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for postpartum depression, or PPD, and was made commercially available beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act.  Our business currently depends heavily on our ability to successfully commercialize ZULRESSO in the U.S. as a treatment for PPD.  We may never be able to successfully commercialize the product or meet our expectations with respect to revenues.  Prior to launch of ZULRESSO, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of ZULRESSO in the U.S. in PPD will be sufficient for us to achieve success at the levels we expect. In addition, because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS program and meets the other requirements of the REMS program, including the requirement for monitoring of the patient while ZULRESSO is administered.  Patients who are prescribed ZULRESSO are required to enroll in a registry to allow us to compile additional information to further our understanding of the risk of sudden loss of consciousness during administration and management of the risk.   Implementing the requirements and being ready to be certified as a site of care for administration of ZULRESSO is challenging and complex and can take a significant amount of time depending on the type of facility. We may find that this process takes longer even than the six to nine months we have estimated. Certain healthcare facilities may not have the infrastructure to support administration of ZULRESSO or to implement the REMS program or the registry, or may not be willing to do so as a result of the limitations, restrictions and other requirements related to administration of ZULRESSO or the REMS or for other reasons.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues.  For example, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness. Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, we expect that use of ZULRESSO in the U.S., will, at least initially, be focused primarily on women with more severe symptoms of PPD. We may also encounter challenges related to reimbursement of ZULRESSO, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion.  Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of ZULRESSO.  For example, healthcare settings may use on average fewer or more vials of ZULRESSO per patient than we expect and the average course of therapy cost may be different than we expect which may impact our results. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Any of these issues could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO.

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

•

the FDA or regulatory authorities outside the U.S. may impose a clinical hold prior to the initiation of development or during development of our product candidates which could cause us to have to stop, delay or restrict further development;

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Even if we receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO.  We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all.  The FDA may recommend scheduling with respect to any of our current or future product candidates.  In such event, as was the case with ZULRESSO, prior to a product launch, the DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The timing of the scheduling process is uncertain and may delay our ability to market any product candidate that is successfully developed and approved.

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

We have received Breakthrough Therapy designation and Fast Track designation for SAGE-217 in the treatment of MDD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for this product candidate in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD. We are developing our next generation product candidate, SAGE-217, in the treatment of MDD, PPD, and other potential indications. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD and MDD, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; and reimbursement restrictions or the cost of therapy compared to lower cost antidepressants may limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD even beyond the initial launch period.   In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We will also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-217, SAGE-324, and SAGE-718 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

ZULRESSO is the first product we have marketed, sold and distributed for commercial use. There is no guarantee that the systems, processes, policies, relationships and materials we have built will be sufficient for successful commercialization of the product in the U.S. as a treatment for PPD.  If we have not established adequate sales, marketing and distribution capabilities for ZULRESSO, or do not establish capabilities, whether independently or with third parties, for any of future approved products, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  For example, administration of ZULRESSO is limited to medically-supervised healthcare settings that are certified under a REMS program and meet the other requirements of the REMS, including the requirement for monitoring of the patient while ZULRESSO is administered.   In addition, patients receiving ZULRESSO are required, as part of the REMS program, to enroll in a registry to gather information to help further characterize the risk of excessive sedation and sudden loss of consciousness during administration of ZULRESSO and on management of the risk.   Implementing these requirements is challenging and complex and may take time depending on the site.  Certain healthcare settings may not have the infrastructure to support administration of ZULRESSO or to implement the REMS program or the registry, or may not be willing to do so as a result of the limitations, restrictions and other requirements.  We may encounter issues, delays or other challenges in commercializing ZULRESSO or any of our other product candidates that are successfully developed and approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a healthcare facility overnight for the length of stay required for treatment or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness.  Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering ZULRESSO or the infusion, or other limitations or issues related to the price.  We may never seek or be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements.  Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  We may encounter similar or different commercialization efforts with respect to any of our other product candidates, if successfully developed and approved.  There is no guarantee that we will be successful in our commercialization efforts with respect to ZULRESSO or with respect to any other product candidate that may be approved in the future.

ZULRESSO or any future product, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

The commercial success of ZULRESSO or of any of our current or future product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among the medical community, including physicians, patients and healthcare payors, and reimbursement at sufficient levels. Market acceptance will depend on a number of factors, including, among others:

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
•

the potential and perceived advantages and limitations of our products over current treatment options or alternative treatments, including future alternative treatments, including in the case of ZULRESSO, the impact of limitations arising from the IV infusion mode of administration, the length of stay required for treatment, restrictions on site of care to REMS certified healthcare facilities and other requirements of the REMS, the risk of excessive sedation and loss of consciousness during administration, and the availability of lower cost antidepressants;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	pricing and cost effectiveness;
•	the effectiveness of our sales and marketing deployment and strategies;
•	our ability to increase awareness of our approved products through marketing efforts;
•	the availability of sufficient third-party coverage or reimbursement, including in the case of ZULRESSO for both the product and the cost of the infusion; or
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or as co-pay amounts under third party coverage.

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

Even after marketing approval of a product, we face significant post-marketing obligations and future development and regulatory difficulties.

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

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates.  In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA.  The process may delay our ability to market any such product if it is approved.

ZULRESSO is, and any future approved products will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

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

We and the third party manufacturers of our drug substance and drug products and our respective facilities are subject to extensive regulations in the manufacture of our products and product candidates, including GMP, and are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMPs and other regulations. If we or a regulatory agency discover problems with our approved products or product candidates such as poor control of production processes or other problems with the facility where our products are manufactured or in the manufacturing process, introduction of contaminants, or adverse events of unanticipated severity or frequency, a regulatory agency may impose restrictions on our products, the manufacturer or us, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our approved products, our product candidates, or the manufacturer for our products or product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Competing therapies could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO or any of our current or future product candidates, if successfully developed and approved.

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

Our most advanced development candidate, SAGE-217, is in Phase 3 development for MDD and PPD.  MDD patients are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, SAGE-217 may also face competition from esketamine which is approved in the treatment of TRD. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as apimostinel and the opioid receptor antagonist combination product, buprenorphine/samidorphan.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from Marinus Pharmaceuticals, Inc., or Marinus.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid.

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

The success of our business depends primarily upon our ability to commercialize ZULRESSO successfully and to successfully develop, gain approval of and commercialize other products based on our current product candidates or other compounds we identify in the future. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates or our potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval.

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

The Medicaid Drug Rebate Program and other governmental programs impose obligations to report pricing figures to the federal government. We participate in the Medicaid Drug Rebate Program, meaning that we are subject to these price reporting and other compliance obligations. Other programs impose limits on the price we are permitted to charge certain entities for ZULRESSO or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZULRESSO or any future products for which we receive regulatory approval and could negatively impact our results of operations.

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We are required to pay a rebate to each state Medicaid program for covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the state for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer, subject to exceptions, to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

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

The Affordable Care Act obligates HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA, the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Affordable Care Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation was delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

We could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and consequently the 340B drug pricing program. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and will play similar role with respect to any of our future products, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

Various federal and state health information and data protection laws and regulations, and similar types of laws outside the U.S., govern the collection, use, disclosure and protection of health-related and other personal information by us and our collaborators.

Ensuring that our future practices and business arrangements comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices and arrangements do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our practices or operations, including anticipated activities to be conducted by our commercial team or other of our employees, consultants or vendors, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations and materially adversely affect our business and financial condition. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Brexanolone, which is the active ingredient of ZULRESSO, is, and our product candidates may, be regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may entail additional restrictions and cause delays in commercialization even if a product candidate is approved.

Brexanolone, which is the active ingredient of ZULRESSO is regulated as a Schedule IV controlled substance.  The FDA may similarly recommend that any current or future product candidates that we successfully develop be regulated as controlled substances.  In such event, then before we can commercialize any such product, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could delay our marketing of a product candidate and could potentially shorten the benefit of any regulatory exclusivity periods for which we may be eligible. The DEA has established certain registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA with respect to “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations. These requirements may be applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Reimbursement policies could limit market acceptance and sales of ZULRESSO or any of our product candidates, if successfully developed and approved.

Market acceptance and sales of ZULRESSO and future approved products will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for our products, if approved, is challenging, and may become even more challenging in the future due to, among other reasons, policies advanced by the current presidential administration or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for ZULRESSO or for any future approved product from a sufficient number of payors, and, if reimbursement is available, that the level and terms of such reimbursement will be sufficient.  Payors may adopt restrictions on reimbursement such as requiring patients to try other lower cost therapies prior to being prescribed our product or to meet criteria more restrictive than the approved label for our product. These restrictions might impede appropriate use of our product for the approved indication.  Reimbursement may impact the demand for, or the price of, our products. If reimbursement is not available on acceptable terms or is available only at limited levels, we may not be able to successfully commercialize ZULRESSO or any future approved product, or generate revenues at the levels we expect.

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

We have one issued U.S. patent covering the method of treating PPD using brexanolone i.v. which is exclusively licensed to Sage by The Regents of the University of California, and will expire in 2033.  Recently a U.S. patent covering the formulation of brexanalone i.v. issued, which will also expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of SAGE-217, one issued U.S. patent covering methods of using SAGE-217, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering SAGE-217, SAGE-689 and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

If we do not obtain new chemical entity or other types of marketing and data exclusivity for our product candidates and if we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms of our product candidates, our business may be materially harmed.

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone, and plan to seek NCE exclusivity for our current and future product candidates.  There is also no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient to for our business.  The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

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

Proposed legislation in Congress, if passed into law, could limit the patent exclusivity on our products or facilitate earlier entry of generic competition.

Members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs.  Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance.

Such legislation, if passed into law, could limit the duration of patent exclusivity on ZULRESSO or any future products or result in earlier entry into the market of generic versions of our drugs.

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

General Company-Related Risks

Given the complexity and level of activities and resources necessary to commercialize ZULRESSO, continue the development of our current and future product candidates, and potentially commercialize future products, if our development efforts are successful, we will need to continue to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

Given the complexity and level of activities and resources necessary to commercialize ZULRESSO, continue the development of our current and future product candidates, and potentially commercialize future products, if our development efforts are successful, we expect to continue to increase our number of employees and the scope of our operations. To successfully execute our activities, and to manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize ZULRESSO, develop additional product candidates and commercialize such product candidates, if successfully developed and approved, and to compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.

There have been, and likely will continue to be, legislation and legislative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions aimed at reducing healthcare costs.  The implementation of unreasonable cost containment measures, drug pricing control or other reforms that do not recognize the clinical value of innovative medicines could have an adverse effect on our revenue from ZULRESSO or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or the TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the current Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, on May 10, 2019, CMS announced a new pricing transparency rule, which was to go into effect on July 9, 2019. This final rule requires direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The pricing transparency rule is being challenged in court.  The pricing transparency rule could have a negative effect on our business. Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare or limiting exclusivity periods for pharmaceutical products.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues at the level we expect for ZULRESSO or to commercialize any future product candidates and achieve profitability. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if approved;
•	our ability to receive or set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the amount of taxes that we are required to pay; and
•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, from sales of ZULRESSO, successfully commercialize any future products approved in the future, and achieve profitability.

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

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history, and have just begun to generate revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in April 2010. We have only one approved product, and only began generating revenue from product sales in the second quarter of 2019.

We have funded our operations to date primarily through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2019, we had received net proceeds of $2.2 billion from such transactions. As of June 30, 2019, our cash, cash equivalents and marketable securities were $1.2 billion. We have incurred significant net losses in each year since our inception, including net losses of $331.6 million for the six months ended June 30, 2019 and $372.9 million for the year ended December 31, 2018, and our accumulated deficit was $1.3 billion as of June 30, 2019. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our selling, general and administrative costs to increase as we expand our operations, including in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current of future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Our ability to generate significant product revenue from sales of ZULRESSO or any future approved product depends on a number of factors, including, but not limited to:

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

We expect to incur significant sales and marketing costs as we commercialize ZULRESSO and our product candidates, if and when successfully developed and approved. We may not be successful in our efforts to commercialize ZULRESSO or any future products. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently commercializing ZULRESSO and advancing our product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development and selling, general and administrative expenses to increase substantially in connection with our ongoing activities, particularly as we continue commercialization activities related to ZULRESSO, continue to advance our product candidates in clinical trials, continue our discovery efforts, seek regulatory approval of our product candidates, if we generate positive data in our other clinical programs, and commercialize other products, if successfully developed and approved. Depending on the amount and timing of revenues from sales of ZULRESSO and the status of development efforts, regulatory approval or, if approved, commercialization of our current or future product candidates, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of June 30, 2019, our cash, cash equivalents and marketable securities were $1.2 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	the results of our commercialization efforts with respect to ZULRESSO, and our ability to attain commercial success;
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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1*	Eighth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated March 29, 2019

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

August 6, 2019	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 6, 2019	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)