Form 10-Q
period 2019-09-30
Sage Therapeutics, Inc.
filed 2019-11-12
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, there were 51,817,529 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our view as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO™ (brexanolone) injection which is approved in the U.S. for the treatment of postpartum depression, or PPD, including our expectations with respect to: future revenue growth; the number of patients who may receive ZULRESSO for the treatment of PPD; the availability and willingness of healthcare settings to administer ZULRESSO; the timing for healthcare settings to become infusion-ready and expectations regarding capacity; the scope, level and availability of reimbursement, including reimbursement for costs incurred by the healthcare settings that administer ZULRESSO, reimbursement of cost of treatment to the patient, and the nature of any limitations imposed by payors; and the level of market acceptance of ZULRESSO as a treatment for PPD by healthcare settings, prescribers and women suffering from PPD;

•

our planned development and regulatory activities with respect to SAGE-217 and related timelines, and our expectations as to the sufficiency of our planned development program in major depressive disorder and PPD, if successful, to support filing of a New Drug Application, or NDA, with the FDA; our statements regarding the potential for positive clinical outcomes, filing for approval and approval of SAGE-217 in such indications in the U.S.; our plans and expectations for development of SAGE-217 in additional indications; our plans and expectations for commercialization of SAGE-217; and our view of the potential product profile, market impact, market size and opportunity for SAGE-217, if successfully developed and approved;

•

our plans to develop SAGE-324, SAGE-718, SAGE-904 and SAGE-689 and our other product candidates in the central nervous system, or CNS, disorders we discuss in this Quarterly Report, and potentially in other indications and our view of the potential product profile and treatment paradigm impact for such product candidates, if successfully developed and approved;

•

our ability, within the expected time frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our plans and potential outcomes with respect to other research and development activities and our business development efforts;
•	our plans and expectations with respect to the potential development of any product or product candidate for markets outside the U.S.;
•

our estimates regarding the level of expenses we may incur in connection with our activities; use of cash and projected cash on hand at any given timepoint; timing of future cash needs; capital requirements; sources of future financings; and our ability to obtain additional financing when needed to fund future operations;

•	our expectations as to the amount of future revenues that may be achieved;
•	our expectations with respect to the availability of supplies of ZULRESSO and our product candidates, and the expected performance of our third-party manufacturers;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•

the estimated number of patients with diseases or disorders of interest to us; the potential size of the market for ZULRESSO in PPD and for our product candidates in the indications we are studying or plan to study; the potential for ZULRESSO as a treatment for PPD and current or future product candidates, if successfully developed and approved, for the indications and in the markets for which they are approved; and our ability to serve those markets;

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$259,181	$190,943
Marketable securities	863,069	731,833
Prepaid expenses and other current assets	30,413	21,919
Total current assets	1,152,663	944,695
Property and equipment, net	9,365	5,643
Restricted cash	2,367	2,367
Right-of-use operating asset	35,514	—
Other long-term assets	3,818	—
Total assets	$1,203,727	$952,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,041	$34,036
Accrued expenses	78,127	51,994
Other current liabilities	7,788	—
Total current liabilities	90,956	86,030
Long-term lease operating liability, net of current portion	31,360	—
Other long-term liabilities	340	3,704
Total liabilities	122,656	89,734
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2019 and December 31, 2018; 51,819,025 and 46,891,296 shares issued at September 30, 2019 and December 31, 2018; 51,815,992 and 46,888,263 shares outstanding at September 30, 2019 and December 31, 2018	5	5
Treasury stock, at cost, 3,033 shares at September 30, 2019 and December 31, 2018	(400)	(211)
Additional paid-in capital	2,554,603	1,827,021
Accumulated deficit	(1,474,914)	(963,329)
Accumulated other comprehensive gain (loss)	1,777	(515)
Total stockholders’ equity	1,081,071	862,971
Total liabilities and stockholders’ equity	$1,203,727	$952,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue, net	$1,478	$—	$1,997	$—
Collaboration revenue	2,092	—	2,911	90,000
Total revenue	3,570	—	4,908	90,000
Operating costs and expenses:
Cost of goods sold	137	—	181	—
Research and development	102,108	75,052	277,565	193,302
Selling, general and administrative	88,502	53,693	260,648	125,709
Total operating costs and expenses	190,747	128,745	538,394	319,011
Loss from operations	(187,177)	(128,745)	(533,486)	(229,011)
Interest income, net	7,227	5,817	21,889	14,483
Other income (expense), net	(8)	10	12	34
Net loss	$(179,958)	$(122,918)	$(511,585)	$(214,494)
Net loss per share—basic and diluted	$(3.48)	$(2.63)	$(10.13)	$(4.68)
Weighted average number of common shares outstanding—basic and diluted	51,704,687	46,706,770	50,496,489	45,866,676
Comprehensive loss:
Net loss	$(179,958)	$(122,918)	$(511,585)	$(214,494)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	202	(112)	2,292	(228)
Total other comprehensive gain (loss)	202	(112)	2,292	(228)
Total comprehensive loss	$(179,756)	$(123,030)	$(509,293)	$(214,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(511,585)	$(214,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	122,552	70,323
Premium on marketable securities	(2,652)	(165)
Amortization of discount on marketable securities	(6,429)	(6,901)
Depreciation	1,618	780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,494)	(12,271)
Other long-term assets	(3,818)	—
Right-of-use operating asset	6,424	—
Operating lease liabilities	(6,133)	—
Accounts payable	(28,955)	(3,370)
Accrued expenses and other liabilities	25,492	7,205
Net cash used in operating activities	(411,980)	(158,893)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	957,840	724,132
Purchases of marketable securities	(1,077,702)	(1,272,959)
Purchases of property and equipment	(5,378)	(2,052)
Net cash used in investing activities	(125,240)	(550,879)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	46,684	27,480
Payment of employee tax obligations related to vesting of restricted stock units	(2,175)	(904)
Payments of offering costs	(328)	(340)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	561,277	631,494
Net cash provided by financing activities	605,458	657,730
Net increase (decrease) in cash, cash equivalents and restricted cash	68,238	(52,042)
Cash, cash equivalents and restricted cash at beginning of period	193,310	307,084
Cash, cash equivalents and restricted cash at end of period	$261,548	$255,042
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$11	$19
Right-of-use assets obtained in exchange for new operating lease liabilities	$872	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	42,002,934	$5	960	$(113)	$1,066,059	$(29)	$(590,447)	$475,475
Issuance of common stock from exercise of stock options	402,227	—	—	—	11,727	—	—	11,727
Issuance of common stock under employee stock purchase plan	11,683	—	—	—	1,127	—	—	1,127
Purchase of treasury stock	—	—	554	(98)	—	—	—	(98)
Stock-based compensation expense	—	—	—	—	15,549	—	—	15,549
Public offering of common stock, net of offering costs	4,032,012	—	—	—	631,154	—	—	631,154
Unrealized loss on available-for-sale securities	—	—	—	—	—	(156)	—	(156)
Vesting of restricted stock units, net of employee tax obligations	9,442	—	—	—	(904)	—	—	(904)
Net loss	—	—	—	—	—	—	(74,598)	(74,598)
Balances at March 31, 2018	46,458,298	$5	1,514	$(211)	$1,724,712	$(185)	$(665,045)	$1,059,276
Issuance of common stock from exercise of stock options	145,541	—	—	—	6,643	—	—	6,643
Stock-based compensation expense	—	—	—	—	28,782	—	—	28,782
Unrealized gain on available-for-sale securities	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(16,978)	(16,978)
Balances at June 30, 2018	46,603,839	$5	1,514	$(211)	$1,760,137	$(145)	$(682,023)	$1,077,763
Issuance of common stock from exercise of stock options	218,746	—	—	—	7,014	—	—	7,014
Issuance of common stock under employee stock purchase plan	8,004	—	—	—	1,579	—	—	1,579
Stock-based compensation expense	—	—	—	—	25,179	—	—	25,179
Unrealized loss on available-for-sale securities	—	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	—	(122,918)	(122,918)
Balances at September 30, 2018	46,830,589	$5	1,514	$(211)	$1,793,909	$(257)	$(804,941)	$988,505

Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercise of stock options	287,659	—	—	—	14,072	—	—	14,072
Issuance of common stock under employee stock purchase plan	16,398	—	—	—	1,799	—	—	1,799
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	43,622	—	—	43,622
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	409	—	409
Vesting of restricted stock units, net of employee tax obligations	8,518	—	—	—	(692)	—	—	(692)
Net loss	—	—	—	—	—	—	(163,406)	(163,406)
Balances at March 31, 2019	51,034,172	$5	3,033	$(400)	$2,446,770	$(106)	$(1,126,735)	$1,319,534
Issuance of common stock from exercise of stock options	434,932	—	—	—	15,601	—	—	15,601
Stock-based compensation expense	—	—	—	—	34,280	—	—	34,280
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,681	—	1,681
Net loss	—	—	—	—	—	—	(168,221)	(168,221)
Balances at June 30, 2019	51,469,104	$5	3,033	$(400)	$2,496,651	$1,575	$(1,294,956)	$1,202,875
Issuance of common stock from exercise of stock options	248,196	—	—	—	12,436	—	—	12,436
Issuance of common stock under employee stock purchase plan	39,006	—	—	—	3,946	—	—	3,946
Stock-based compensation expense	—	—	—	—	43,053	—	—	43,053
Unrealized gain on available-for-sale securities	—	—	—	—	—	202	—	202
Vesting of restricted stock units, net of employee tax obligations	59,686	—	—	—	(1,483)	—	—	(1,483)
Net loss	—	—	—	—	—	—	(179,958)	(179,958)
Balances at September 30, 2019	51,815,992	$5	3,033	$(400)	$2,554,603	$1,777	$(1,474,914)	$1,081,071

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

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $1.5 billion. From its inception through September 30, 2019, the Company received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017, February 2018, and February 2019. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to also finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself. The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”). At some point after that time, the Company will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek additional capital if market conditions are favorable or in light of other strategic considerations.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these condensed consolidated financial statements.

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2019, its results of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, its cash flows for the nine months ended September 30, 2019 and 2018, and its statements of changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018. The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock units, made to employees and non-employee directors based on the estimated fair value on the date of grant, over the requisite service period. The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest.

Effective January 1, 2019, the Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock units, made to non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. Through December 31, 2018, the Company recognized compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the awards on each date on which the awards vest. Compensation expense was recognized over the vesting period, provided that services were rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options was re-measured using the then-current fair value of the common stock of the Company and updated assumptions using the Black-Scholes option-pricing model.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2019 and December 31, 2018, cash equivalents were comprised of cash equivalents and money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. No declines in value were deemed to be other than temporary during the three and nine months ended September 30, 2019 and 2018.

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

The Company’s cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2019 and December 31, 2018, respectively.

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases. The adoption of Topic 606 had no impact on the Company’s condensed consolidated financial statements as the Company did not have any revenue prior to adoption.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. To date, revenue from the Company’s collaboration agreement with Shionogi has come from an initial, upfront fee upon execution of the agreement and payment for the supply of drug product for Shionogi’s clinical trials.

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when delivery is made and when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at September 30, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2019, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Chargebacks: The Company estimates chargebacks from its customers who directly purchase the product from the Company for discounts resulting from contractual commitments to sell products to eligible healthcare settings at prices lower than the list prices charged to its customers. Customers charge the Company for the difference between what they pay to the Company for the product and the selling price to the eligible healthcare settings. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expects will be sold to eligible healthcare settings, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates: The Company is subject to discount obligations under government programs, including Medicaid. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenues and a current liability that is included in accrued expenses on its condensed consolidated balance sheets.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Financial Assistance: The Company provides voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. The Company estimates the average financial assistance amounts for ZULRESSO based on demographics for patients who have registered and been approved for assistance and records any such amounts within accrued expenses on its condensed consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period, as well as claims that have been approved but not yet paid. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the condensed consolidated balance sheets. Based on the distribution model for ZULRESSO, contractual inventory limits with its customers, the product price and limited contractual return rights, the Company believes there will be minimal ZULRESSO returns. The Company will update its estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of September 30, 2019.

Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s condensed consolidated statements of operations and comprehensive loss in the period incurred. The Company received FDA approval for ZULRESSO on March 19, 2019 and subsequently began capitalizing costs related to inventory manufacturing.

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

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors and specialty pharmacies in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 60 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of September 30, 2019.

Intangible assets

The Company had no intangible assets as of December 31, 2018. The Company received FDA approval for ZULRESSO on March 19, 2019, and as a result, the Company was required to pay to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California milestone payments of $3.0 million and $0.5 million, respectively. At March 31, 2019, the amount of these milestones was capitalized as an intangible asset, and no amounts had been amortized. Upon FDA approval, the Company began to amortize the asset and record the expense to cost of goods sold.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. In addition, the Company’s contracts contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as lease components.

The Company’s operating leases are reflected in the right-of-use operating asset, other current liabilities and long-term lease operating liability, net of current portion in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842):  Targeted Improvements (“ASC 842”). The ASC 842 standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the condensed consolidated balance sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. Presentation of leases within the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows is generally consistent with the former lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the condensed consolidated balance sheets and will recognize the associated lease payments in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.  On the implementation date, $44.2 million was recognized as total lease liabilities and $41.1 million was recognized as total right-of-use assets on the Company’s condensed consolidated balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted the standard on the required effective date of January 1, 2019. This guidance did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing guidance regarding employees will apply to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company adopted the standard on the required effective date of January 1, 2019. This guidance did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.
3.	Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy.  The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources.  Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs.  Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The following tables summarize the Company’s money market funds and marketable securities as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$259,181	$259,181	$—	$—
Total cash equivalents	259,181	259,181	—	—
Marketable securities:
U.S. government securities	207,395	—	207,395	—
U.S. corporate bonds	395,804	—	395,804	—
International corporate bonds	157,780	—	157,780	—
U.S. commercial paper	53,541	—	53,541	—
International commercial paper	48,549	—	48,549	—
Total marketable securities	863,069	—	863,069	—
	$1,122,250	$259,181	$863,069	$—

	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$190,943	$190,943	$—	$—
Total cash equivalents	190,943	190,943	—	—
Marketable securities:
U.S. government securities	220,482	—	220,482	—
U.S. corporate bonds	258,566	—	258,566	—
International corporate bonds	78,468	—	78,468	—
U.S. commercial paper	77,611	—	77,611	—
International commercial paper	96,706	—	96,706	—
Total marketable securities	731,833	—	731,833	—
	$922,776	$190,943	$731,833	$—

During the nine months ended September 30, 2019 and 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$207,183	$217	$(5)	$207,395
U.S. corporate bonds	394,825	1,045	(66)	395,804
International corporate bonds	157,241	557	(18)	157,780
U.S. commercial paper	53,505	36	—	53,541
International commercial paper	48,538	11	—	48,549
	$861,292	$1,866	$(89)	$863,069

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$220,531	$8	$(57)	$220,482
U.S. corporate bonds	258,876	6	(316)	258,566
International corporate bonds	78,600	—	(132)	78,468
U.S. commercial paper	77,630	8	(27)	77,611
International commercial paper	96,711	8	(13)	96,706
	$732,348	$30	$(545)	$731,833

As of September 30, 2019, all marketable securities held by the Company, except for bonds with a fair value of $170.7 million that have maturities of between one and two years, had remaining contractual maturities of one year or less. As of December 31, 2018, all marketable securities held by the Company, except for two U.S. corporate bonds, had remaining contractual maturities of one year or less.

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2019 and the year ended December 31, 2018.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Computer hardware and software	$2,713	$2,148
Furniture and equipment	1,827	1,002
Leasehold improvements	8,659	4,709
	13,199	7,859
Less: Accumulated depreciation	(3,834)	(2,216)
	$9,365	$5,643

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $1.6 million and $0.8 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Development costs	$42,736	$21,216
Employee-related expenses	17,391	19,638
Professional services	17,109	10,903
Other accrued expenses	891	237
	$78,127	$51,994

5.	Leases, Commitments and Contingencies

Operating Leases

The Company has leases for office space, vehicles, and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately six years.  Some of the leases include options to extend the leases for up to five years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration.  The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of January 1, 2018, the Company leased office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 54,943 square feet in the first building under an operating lease that will expire on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022.

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

In May 2018, the Company entered into a lease for office space in a multi-tenant building in Raleigh, North Carolina. The amount of square feet of office space is 15,525 square feet and the lease period began on September 1, 2018. The term for this lease will expire on November 30, 2024.

In October 2018, the Company entered into the Seventh Amendment to the lease for office space in the first multi-tenant building and thereby increased the amount of square feet of office space from 54,943 square feet to 58,442 square feet. The increase of 3,499 square feet began on December 1, 2018.  The term for this additional space will expire on August 31, 2024.

In December 2018, the Company entered into a lease for office space in a third multi-tenant building in Cambridge, Massachusetts. The amount of square feet of office space is 15,975 square feet and the lease period began on March 1, 2019. The term for this lease will expire on February 29, 2024.

In March 2019, the Company entered into the Eighth Amendment to the lease for office space in the first multi-tenant building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019.  The term for this additional space will expire on August 31, 2024.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of operating leases:

(In thousands)	Balance sheet location	As of September 30, 2019
Assets
Right-of-use operating asset	Right-of-use operating asset	$35,514

Liabilities
Current operating lease liabilities	Other current liabilities	7,557
Long-term operating lease liabilities	Long-term lease operating liability, net of current portion	31,360
Total operating lease liabilities		$38,917

The following table summarizes the lease costs recorded in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$2,462	$7,342

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.  For the nine months ended September 30, 2019, the Company recorded $0.3 million of expense for its short-term leases.  For the three months ended September 30, 2019, the Company did not record any expense for its short-term leases.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2019 (remaining three months)	$2,543
2020	10,244
2021	9,972
2022	8,898
2023	9,105
Thereafter	5,560
Total lease payments	46,322
Less imputed interest	(7,405)
Present value of operating lease liabilities	$38,917

Under the prior lease guidance, future minimum lease payments under non-cancelable operating leases were as follows at December 31, 2018:

Years Ending December 31,	(In thousands)
2019	$7,918
2020	8,299
2021	8,463
2022	8,692
2023	8,894
Thereafter	5,415
$47,681

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of September 30, 2019
Weighted average remaining lease term in years	4.62
Weighted average discount rate	7.5%

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

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the condensed consolidated statements of cash flows is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,537	$7,404

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$872

During the nine months ended September 30, 2019, other than the initial adoption of the lease standard that required right-of-use assets and lease liabilities to be recorded, one right-of-use asset was recorded arising from new lease liabilities. In March 2019, the Company entered into the Eighth Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019.  The term for this additional space will expire on August 31, 2024.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of September 30, 2019, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of September 30, 2019, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three months ended September 30, 2019, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex. For the nine months ended September 30, 2019, the Company recorded an intangible asset and made a cash payment of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex. For the three months ended September 30, 2018, the Company did not record any expense or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program under the license agreement with CyDex. For the nine months ended September 30, 2018, the Company recorded research and development expense and made cash payments of $0.8 million related to regulatory milestones for the brexanolone program under the license agreement with CyDex. The Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of September 30, 2019, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended September 30, 2019, the Company did not record any expense or make any milestone payments under the license agreements with The Regents of the University of California. For the nine months ended September 30, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California. For the three months ended September 30, 2018, the Company did not record any expense or make any milestone or royalty payments under either license agreement with The Regents of the University of California. For the nine months ended September 30, 2018, the Company recorded research and development expense and made cash payments of $0.2 million related to regulatory milestones under the license agreements with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of September 30, 2019, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three and nine months ended September 30, 2019 and 2018, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a then non-employee advisor whereby the Company agreed to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of September 30, 2019, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three and nine months ended September 30, 2019 and 2018, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.
6.	Collaboration Agreement

Effective June 12, 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of SAGE-217 for the treatment of major depressive disorder (“MDD”) and other potential indications in Japan, Taiwan and South Korea.  On October 26, 2018, the Company entered into a supply agreement with Shionogi for SAGE-217 clinical material.

Under the terms of the collaboration and license agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or any royalty payments from Shionogi. The Company will receive tiered royalties on sales of SAGE-217 in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote SAGE-217 in Japan. The Company maintains exclusive rights to develop and commercialize SAGE-217 outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.

The Company concluded that Shionogi meets the definition to be accounted for as a customer because the Company is delivering intellectual property and know-how rights for the SAGE-217 program in support of territories in which the parties are not jointly sharing the risks and rewards.  In addition, the Company determined that the Shionogi collaboration met the requirements to be accounted for as a contract, including that it was probable that the Company will collect the consideration related to the upfront payment to which the Company was entitled in exchange for the goods or services that will be delivered to Shionogi.

In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfied each performance obligation.

The Company determined that the performance obligations included the license to SAGE-217, supply of certain clinical materials and manufacturing supply of the active pharmaceutical ingredient (“API”). The performance obligation related to the license to SAGE-217 was determined to be distinct from other performance obligations and therefore was a standalone performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials was determined to be a separate performance obligation.  The supply agreement for API was determined to be an option for Shionogi to purchase, rather than a firm obligation, because no minimum amount or quantities are specified and, therefore, was not considered a performance obligation within the main agreement. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 studies of SAGE-217 in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the supply agreement. The Company records the costs related to the supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss.

The Company completed the evaluation of the standalone selling prices of each of the performance obligations and determined that the standalone selling price of the license performance obligation was $90.0 million. The Company recognized the transaction price allocated to the license performance obligation of $90.0 million as revenue during the quarter upon delivery of the license to Shionogi and resulting ability of Shionogi to use and benefit from the license, which was in the three months ended June 30, 2018. The remaining transaction price related to the performance obligation for the supply of certain clinical material is not significant. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.
7.	Sale of Equity Securities

On February 13, 2018, the Company completed the sale of 4,032,012 shares of its common stock in a follow-on underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid by the Company.

On February 27, 2019, the Company completed the sale of 3,833,334 shares of its common stock in a follow-on underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by the Company.
8.	Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vested ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and February 2019, respectively. The fair value of restricted stock units that vested during the nine months ended September 30, 2019 and 2018 was $2.0 million and $2.6 million, respectively.

During the three months ended March 31, 2018, the Company granted 33,600 performance restricted stock units to certain employees of the Company.  The milestones for these grants were not met, and accordingly, these grants were cancelled.

During the three months ended June 30, 2018, the Company granted 37,800 performance restricted stock units to certain employees of the Company. During the three and nine months ended September 30, 2019, the Company granted 16,258 and 386,714 performance restricted stock units, respectively, to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones. Recognition of stock-based compensation expense associated with these performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended September 30, 2019, one milestone was achieved. This milestone represents 18% of the performance restricted stock units that were granted during the nine months ended September 30, 2019.

The fair value of performance restricted stock units that vested during the three and nine months ended September 30, 2019 was $11.1 million. No performance restricted stock units vested during the nine months ended September 30, 2018.

The table below summarizes activity relating to restricted stock units:

Shares
Outstanding as of December 31, 2018	82,700
Granted	386,714
Vested	(82,128)
Forfeited	(52,914)
Outstanding as of September 30, 2019	334,372

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

As of September 30, 2019, the total number of shares reserved under all equity plans was 10,712,317, and 2,801,948 shares were available for future issuance under such plans.

During the nine months ended September 30, 2018, the Company granted 524,003 options to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates and a commercial milestone. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three and nine months ended September 30, 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2019, the achievement of one unmet commercial milestone that is the criteria for vesting of performance-based stock options was considered probable, and therefore $14.2 million of stock-based compensation expense was recognized related to these awards for the three months ended March 31, 2019. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017.  During the three months ended June 30, 2019, this commercial milestone was achieved.  This milestone represents 20% and 33% of the performance-based option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the three months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $2.1 million. During the six months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

During the three months ended June 30, 2018, a performance milestone was achieved under a stock option granted to a consultant.  The milestone was related to the consummation of a licensing or corporate partnering arrangement. During the three months ended June 30, 2018, the Company recognized stock-based compensation expense related to this milestone of $6.9 million.

As of September 30, 2019 and 2018, for grants that were outstanding, the achievement of the milestones that are the criteria for vesting of performance-based stock options that had not been met was considered not probable, and therefore no expense had been recognized related to these awards for the nine months ended September 30, 2019 and 2018.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$17,111	$13,997	$51,528	$34,991
Selling, general and administrative	26,558	11,481	71,024	35,332
	$43,669	$25,478	$122,552	$70,323

Stock-based compensation expense recognized during the three and nine months ended September 30, 2019 and 2018 by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$32,119	$25,015	$109,963	$69,023
Restricted stock units	10,934	164	10,992	487
Employee stock purchase plan	616	299	1,597	813
	$43,669	$25,478	$122,552	$70,323

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the nine months ended September 30, 2019 and 2018 was $99.49 and $113.12, respectively.

The table below summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	7,530,767	$93.22	8.03	$227,447
Granted	1,428,948	157.95
Exercised	(971,203)	43.20
Forfeited	(412,515)	134.99
Outstanding as of September 30, 2019	7,575,997	$109.56	7.78	$327,724
Exercisable as of September 30, 2019	3,473,244	$75.59	6.79	$251,232

At September 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $285.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.54 years.

The intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $115.2 million and $93.0 million, respectively.

At September 30, 2019, 490,675 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $35.1 million.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(179,958)	$(122,918)	$(511,585)	$(214,494)
Denominator:
Weighted average common stock outstanding —basic	51,704,687	46,706,770	50,496,489	45,866,676
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	51,704,687	46,706,770	50,496,489	45,866,676
Net loss per share—basic and diluted	$(3.48)	$(2.63)	$(10.13)	$(4.68)

The following common stock equivalents outstanding as of September 30, 2019 and 2018 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	7,085,322	6,396,175	7,085,322	6,396,175
Restricted stock units	—	13,800	—	13,800
Employee stock purchase plan	10,900	6,481	10,900	6,481
	7,096,222	6,416,456	7,096,222	6,416,456

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part II, Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our lead product, ZULRESSO™ (brexanolone) injection, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. PPD is one of the most common medical complications during and after pregnancy.  Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO are required to enroll in a registry to allow us to compile additional information to further our understanding of the risk of sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, we expect use of ZULRESSO will, at least initially, be focused primarily on women with severe PPD.  We estimate that about 20 to 30% of women diagnosed with PPD fall into this category.

We have received PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, in the European Union, or EU, for our proprietary formulation of brexanolone as a potential treatment for PPD.  The EMA has requested that we conduct an additional clinical trial evaluating brexanolone in the treatment of PPD to support submission of a potential marketing authorization application, or MAA, seeking approval of brexanolone in such indication.  We are currently focused on evaluating the potential for development of SAGE-217, our next most advanced product candidate, in the EU as a treatment for depressive disorders, and will continue to assess the EMA’s request for an additional clinical trial with respect to brexanolone in the context of the potential timing and outcome of development of SAGE-217 in the EU and in light of our overall portfolio and program priorities.

Our next most advanced product candidate is SAGE-217, an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  SAGE-217 is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to SAGE-217 in the treatment of MDD.  We have completed two positive placebo-controlled pivotal clinical trials with SAGE-217, one in MDD completed in 2017 and one in PPD for which top-line results were announced in January 2019.  The ongoing pivotal program for SAGE-217 in MDD is comprised of:

-

a placebo-controlled Phase 3 clinical trial in MDD, known as the Mountain Study, in which patients receive a two-week course of SAGE-217 or placebo followed by four weeks of blinded follow-up, with an open-label extension to continue to follow patients for up to six months;

-

a placebo-controlled Phase 3 clinical trial in MDD, known as the Redwood Study, evaluating the efficacy (time to first relapse) and long-term safety of fixed interval SAGE-217 monotherapy maintenance treatment (treatment without traditional antidepressants), in which randomized patients receive a two-week course of SAGE-217 or placebo every two months until the first relapse for up to one year; and

-

an open-label, long-term Phase 3 clinical trial in MDD, known as the Shoreline Study, evaluating the safety of as needed repeat treatment with SAGE-217, in which patients receive an initial two-week course of SAGE-217 and as needed retreatment for up to one year.

We expect to report top-line results from the Mountain Study in the fourth quarter of 2019 and to report top-line results from the Shoreline Study in 2020. We commenced dosing in the Redwood Study in the third quarter of 2019.

We are also conducting a placebo-controlled polysomnography Phase 3 clinical trial of SAGE-217 in patients with MDD who have co-morbid insomnia, known as the Rainforest Study. We expect to report top-line results from the Rainforest Study in 2020.

We also plan to explore SAGE-217 in other indications.  Based on analysis of subpopulations of patients from our completed placebo-controlled clinical trials of SAGE-217 in MDD and PPD who had ongoing symptoms of depression at baseline despite receiving standard anti-depressant pharmacotherapy, we plan to initiate a Phase 3 placebo-controlled clinical trial of SAGE-217 in the treatment of treatment-resistant depression, or TRD.  We are in the process of evaluating the design and timing of the study. We also plan to continue to evaluate the potential for development of SAGE-217 in generalized anxiety disorder and bipolar depression.  In July 2019, we reported positive top-line results from a small open-label clinical trial of SAGE-217 in patients with bipolar depression.

In addition to SAGE-217, we have a portfolio of other novel compounds that target GABAA receptors.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including essential tremor, epileptiform disorders and Parkinson’s disease. Results from our Phase 1 clinical program demonstrated that the profile of SAGE-324 includes good oral bioavailability and a pharmacokinetic profile consistent with once-daily dosing. We have also studied SAGE-324 in a Phase 1 single dose, open-label trial involving a small number of patients with essential tremor.  Based on the results of the Phase 1 clinical program, including the positive signal observed in the small cohort of patients with essential tremor, and our other work in this area to date, we plan to initiate study-related activities for a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor in the fourth quarter of 2019, with dosing expected to commence in the first half of 2020. Our portfolio of novel GABAA receptor positive allosteric modulators also includes SAGE-689, intended for intramuscular administration, with which we plan to commence a Phase 1 clinical trial in healthy volunteers in 2020, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. We have completed a Phase 1 single ascending dose trial and multiple ascending dose trials of SAGE-718.  We have also completed a suite of Phase 1 clinical trials in healthy volunteers designed to demonstrate CNS-target engagement using a low-dose ketamine challenge paradigm.  SAGE-718 demonstrated a long half-life consistent with once-daily dosing in Phase 1 clinical trials.  Results of an integrated analysis of the target engagement studies in healthy volunteers demonstrated that SAGE-718 had effects on electrophysiological, functional neuroimaging, and cognitive measures consistent with CNS activity.  In addition, healthy volunteers dosed with SAGE-718 in the trials exhibited superior performance on tests of working memory and complex problem solving than the placebo-group.  We expect to report top-line results from a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of SAGE-718 in a small cohort of patients with early Huntington’s disease in the fourth quarter of 2019.  Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019.

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

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of SAGE-217 in Japan, Taiwan and South Korea.  The initial list price for ZULRESSO in the U.S. is $7,450 per vial, which we estimate will result in a projected average course of therapy cost of $34,000 per patient before discounts based on an assumption of an average of 4.5 vials used per patient. The actual number of vials used and resulting cost of therapy per patient before discounts will vary by patient and by healthcare setting. We continue to expect that it will take six to nine months or more, varying by site, for the majority of interested healthcare settings to complete the key actions required to become ready to infuse patients, including becoming REMS-certified, achieving formulary approvals, establishing protocols for administering ZULRESSO and securing satisfactory reimbursement. We also expect that some treatment-ready sites will wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.  As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next few quarters and expect to see a meaningful increase in revenue from sales of ZULRESSO in the second half of 2020.  We are early in the launch of ZULRESSO and will continue to evaluate trends related to revenue momentum for ZULRESSO.

We have incurred net losses in each year since our inception, and we have an accumulated deficit of $1.5 billion as of September 30, 2019. Our net losses were $511.6 million for the nine months ended September 30, 2019 and $372.9 million for the year ended December 31, 2018. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S.;
•	fulfill our post-approval clinical trial commitments related to ZULRESSO;
•	continue to advance clinical development of SAGE-217, including the ongoing Phase 3 clinical program in MDD;
•	prepare for a potential NDA filing and pre-launch activities with respect to SAGE-217, if our pivotal program is successful and supports a filing;

•	continue to advance clinical development of SAGE-324 with an initial focus on development in essential tremor, certain epileptiform disorders, and potentially other neurological conditions;
•	continue to advance clinical development of SAGE-718 with an initial focus on development in indications involving NMDA receptor hypofunction, including Huntington’s disease;
•	advance one or more non-clinical stage compounds into Phase 1 clinical development, and conduct ongoing and planned Phase 1 clinical trials;
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

Until such time that we can generate significant revenue from product sales, if ever, we expect to also finance our operations through a combination of revenue, equity or debt financings or other sources, which may include collaborations with third parties. We may not be successful in our commercialization of ZULRESSO, and may not generate revenues at the levels or on the timing we expect.  We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates; or achieve commercial viability for any resulting approved product.  We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi.  We continue to expect that it will take six to nine months or more, varying by site, for the majority of interested healthcare settings to complete the key actions necessary to become infusion ready, including becoming REMS-certified, achieving formulary approvals, establishing protocols for administering ZULRESSO and securing satisfactory reimbursement.  We also expect that some treatment-ready sites will wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.  As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next few quarters and expect to see a meaningful increase in revenue from sales of ZULRESSO in the second half of 2020.  We are early in the launch of ZULRESSO and will continue to evaluate trends related to revenue momentum for ZULRESSO.  We expect that, even if we start to see revenue growth in the second half of 2020, revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;
•	expenses associated with manufacturing materials for use in clinical trials and developing external manufacturing capabilities;
•	costs of outside consultants engaged in research and development activities, including their fees and travel expenses;
•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and
•	payments made under our third-party license agreements.

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

We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, continue to support our commercial activities associated with ZULRESSO, and prepare for potential commercialization of our current or future product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Product revenue, net	$1,478	$—	$1,478
Collaboration revenue	2,092	—	2,092
Total revenue	3,570	—	3,570
Operating costs and expenses:
Cost of goods sold	137	—	137
Research and development	102,108	75,052	27,056
Selling, general and administrative	88,502	53,693	34,809
Total operating costs and expenses	190,747	128,745	62,002
Loss from operations	(187,177)	(128,745)	(58,432)
Interest income, net	7,227	5,817	1,410
Other income (expense), net	(8)	10	(18)
Net loss	$(179,958)	$(122,918)	$(57,040)

Product revenue, net

We began to record net product revenues in the second quarter of 2019 following the approval of ZULRESSO by the FDA on March 19, 2019 and its subsequent commercial launch in the U.S. in June 2019. During the three months ended September 30, 2019, we recognized $1.5 million of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

For the three months ended September 30, 2019, we recognized $2.1 million in collaboration revenue from our agreement with Shionogi related to the supply of SAGE-217 drug product for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement and Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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

Cost of goods sold

Cost of goods sold of $0.1 million for the three months ended September 30, 2019 is related to royalties on net sales payable to CyDex and The Regents of the University of California under license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report), labeling and packaging costs incurred after FDA approval, and certain distribution costs. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2019. We expect our cost of goods sold for ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
SAGE-217	$43,133	$14,173	$28,960
SAGE-324	8,212	1,899	6,313
SAGE-718	2,495	3,486	(991)
brexanolone (SAGE-547)	3,485	8,053	(4,568)
Other research and development programs	10,293	11,698	(1,405)
Unallocated expenses	17,379	21,746	(4,367)
Stock-based compensation	17,111	13,997	3,114
Total research and development expenses	$102,108	$75,052	$27,056

Research and development expenses for the three months ended September 30, 2019 were $102.1 million, compared to $75.1 million for the three months ended September 30, 2018. The increase of $27.1 million was primarily due to the following:

•	an increase of $29.0 million in expenses related to conduct of our Phase 3 clinical trials of SAGE-217 in MDD and supporting supply chain activities;

•	an increase of $6.3 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-324;

•	a decrease of $4.6 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trials in PPD; and

•

an increase of $3.1 million in non-cash stock-based compensation expense, due to the achievement of performance-based vesting criteria of $4.5 million for the three months ended September 30, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2018.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel-related	$31,780	$19,629	$12,151
Stock-based compensation	26,558	11,481	15,077
Professional fees	16,880	16,918	(38)
Other	13,284	5,665	7,619
Total selling, general and administrative expenses	$88,502	$53,693	$34,809

Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 were $88.5 million and $53.7 million, respectively.  The increase of $34.8 million was primarily due to the following:

•	an increase of $12.2 million in personnel-related costs in connection with the hiring of additional full-time employees to support the growth of our operations and commercial-related activities;

•

an increase of $15.1 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations, the increase in the fair market value of our common stock and the achievement of performance-based vesting criteria. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.4 million for the three months ended September 30, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2018; and

•

an increase of $7.6 million in other expenses due to increased costs associated with facilities, along with other corporate infrastructure and office-related costs, such as information technology costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended September 30, 2019 and 2018 were $7.2 million and $5.8 million, respectively.  The primary reason for the increase was an increase in the balance of marketable securities.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Product revenue, net	$1,997	$—	$1,997
Collaboration revenue	2,911	90,000	(87,089)
Total revenue	4,908	90,000	(85,092)
Operating costs and expenses:
Cost of goods sold	181	—	181
Research and development	277,565	193,302	84,263
Selling, general and administrative	260,648	125,709	134,939
Total operating costs and expenses	538,394	319,011	219,383
Loss from operations	(533,486)	(229,011)	(304,475)
Interest income, net	21,889	14,483	7,406
Other income (expense), net	12	34	(22)
Net loss	$(511,585)	$(214,494)	$(297,091)

Product revenue, net

We began to record net product revenues in the second quarter of 2019 following the approval of ZULRESSO by the FDA on March 19, 2019 and its subsequent commercial launch in the U.S. in June 2019. During the nine months ended September 30, 2019, we recognized $2.0 million of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

For the nine months ended September 30, 2019, we recognized $2.9 million in collaboration revenue from our agreement with Shionogi related to the supply of SAGE-217 drug product for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement and Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Effective June 12, 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of SAGE-217 for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea. Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of SAGE-217 for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to us upon execution of the agreement of $90.0 million, and it was recorded as collaboration revenue in the nine months ended September 30, 2018.

Cost of goods sold

Cost of goods sold of $0.2 million for the nine months ended September 30, 2019 is related to royalties on net sales payable to CyDex and The Regents of the University of California related to license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report), labeling and packaging costs incurred after FDA approval, and certain distribution costs. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2019. We expect our cost of goods sold for ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
SAGE-217	$110,813	$35,160	$75,653
SAGE-324	15,490	4,660	10,830
SAGE-718	9,444	7,703	1,741
brexanolone (SAGE-547)	7,733	26,239	(18,506)
Other research and development programs	27,782	26,417	1,365
Unallocated expenses	54,775	58,132	(3,357)
Stock-based compensation	51,528	34,991	16,537
Total research and development expenses	$277,565	$193,302	$84,263

Research and development expenses for the nine months ended September 30, 2019 were $277.6 million, compared to $193.3 million for the nine months ended September 30, 2018. The increase of $84.3 million was primarily due to the following:

•	an increase of $75.7 million in expenses related to conduct of our Phase 3 clinical trials of SAGE-217 in MDD and supporting supply chain activities;

•	an increase of $10.8 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-324;

•	a decrease of $18.5 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trials in PPD; and

•

an increase of $16.5 million in non-cash stock-based compensation expense, mainly due to the achievement of performance-based vesting criteria. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $14.0 million for the nine months ended September 30, 2019. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria for the nine months ended September 30, 2018.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel-related	$93,945	$39,061	$54,884
Stock-based compensation	71,024	35,332	35,692
Professional fees	55,926	39,070	16,856
Other	39,753	12,246	27,507
Total selling, general and administrative expenses	$260,648	$125,709	$134,939

Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $260.6 million and $125.7 million, respectively.  The increase of $134.9 million was primarily due to the following:

•	an increase of $54.9 million in personnel-related costs in connection with the hiring of additional full-time employees to support the growth of our operations and commercial-related activities;

•

an increase of $35.7 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations, the increase in the fair market value of our common stock and the achievement of performance-based vesting criteria. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $13.2 million for the nine months ended September 30, 2019. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.9 million during the nine months ended September 30, 2018 for a milestone related to the consummation of a licensing or corporate partnering arrangement;

•

an increase of $16.9 million in professional fees associated with expanding operations, primarily for costs related to preparations for the launch of ZULRESSO in the U.S., which commenced on June 24, 2019; and

•

an increase of $27.5 million in other expenses due to increased costs associated with facilities, along with other corporate infrastructure and office-related costs, such as information technology costs.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the nine months ended September 30, 2019 and 2018 were $21.9 million and $14.5 million, respectively.  The primary reason for the increase was an increase in the balance of marketable securities.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of September 30, 2019, we had an accumulated deficit of $1.5 billion. From our inception through September 30, 2019, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017, February 2018 and February 2019.

On February 13, 2018, we completed the sale of 4,032,012 shares of our common stock in a follow-on underwritten public offering at a price to the public of $164.00 per share, resulting in net proceeds of $631.2 million after deducting commissions and underwriting discounts and offering costs paid by us.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in a follow-on underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of September 30, 2019, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.1 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(411,980)	$(158,893)
Investing activities	(125,240)	(550,879)
Financing activities	605,458	657,730
Total	$68,238	$(52,042)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $412.0 million, compared to $158.9 million for the nine months ended September 30, 2018. The increase of $253.1 million was primarily due to the following:

•

An increase of $297.1 million in cash used related to our net loss, primarily due to an increase in selling, general and administrative expenses due to increased headcount and other costs to support our expanding operations and increased research and development activities related to our development programs along with increased headcount in related functions;

•

Offset by an increase of $51.1 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to the hiring of additional full-time employees to support the growth of our operations, the increase in the fair market value of our common stock and the achievement of performance-based vesting criteria; and

•	A decrease of $7.0 million in cash used in changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $125.2 million and $550.9 million, respectively.  During the nine months ended September 30, 2019 and 2018, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our follow-on underwritten public offerings during February 2018 and February 2019.

Financing Activities

During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $605.5 million and $657.7 million, respectively, which primarily consisted of net proceeds from follow-on underwritten public offerings of our common stock, after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  We continue to expect that it will take six to nine months or more, varying by site, for the majority of interested healthcare settings to complete the key actions necessary to become infusion ready, including becoming REMS-certified, achieving formulary approvals, establishing protocols for administering ZULRESSO and securing satisfactory reimbursement.  We also expect that some treatment-ready sites will wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.  As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next few quarters and expect to see a meaningful increase in revenue from sales of ZULRESSO in the second half of 2020.  We are early in the launch of ZULRESSO and will continue to evaluate trends related to revenue momentum for ZULRESSO.  We expect that, even if we start to see revenue growth in the second half of 2020, revenues are likely to fluctuate quarter to quarter. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential future commercialization of product candidates beyond ZULRESSO that are successfully developed and approved; begin to commercialize any such products, if successfully developed and approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur additional costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO and any future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. During that time, we expect that our expenses will increase substantially as we:

•	continue our commercial activities related to ZULRESSO in the treatment of PPD in the U.S.;
•	fulfill our post-approval clinical trial commitments related to ZULRESSO;
•	continue to advance clinical development of SAGE-217, including the ongoing Phase 3 clinical program in MDD;
•	prepare for a potential NDA filing and pre-launch activities with respect to SAGE-217, if our pivotal program is successful and supports a filing;
•	continue to advance clinical development of SAGE-324 with an initial focus on development in essential tremor, certain epileptiform disorders, and other neurological conditions;
•	continue to advance clinical development of SAGE-718 with an initial focus on development in indications involving NMDA receptor hypofunction, including Huntington’s disease;
•	advance one or more non-clinical stage compounds into Phase 1 clinical development, and conduct ongoing and planned Phase 1 clinical trials;

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

•

add personnel, including personnel to support our product development and ongoing and future commercialization efforts, and incur increases in non-cash stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, the success of which will depend on the rate, degree and level of market acceptance for ZULRESSO in the treatment of PPD in the U.S., including the impact of factors such as: the availability of healthcare settings that have achieved the key steps necessary to administer ZULRESSO; the willingness of healthcare settings to undertake those steps and to make sufficient capacity available; the number, geographic scope and amount of capacity of infusion-ready sites; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting, both by commercial and government payors, and the nature of limitations on reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO, healthcare settings willing to administer ZULRESSO and women with PPD who agree to be treated with ZULRESSO;

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

•

the initiation, progress, timing, costs, and results of ongoing and planned non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing regulatory filings;

•

the outcome of regulatory and other discussions and activities focused on potential pathways for advancing our product candidates in the EU and other markets outside the U.S., if we choose to proceed there, and the scope and timing of resulting decisions and plans, if any, we make to build or expand in those markets;

•

the size of the PPD market and the portion of the population for which ZULRESSO may be prescribed; the size of the markets for which SAGE-217 and our other product candidates may be approved in the future, if successfully developed; the portion of the population in the approved indications for which our future products are actually prescribed; the rate and degree of market acceptance for our products, and the pricing, availability and level of reimbursement for our products;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Application of Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

Except for the revenue recognition, inventory, cost of goods sold and accounts receivable policies described below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Revenue Recognition

Effective January 1, 2017, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases. The adoption of Topic 606 had no impact on our condensed consolidated financial statements as we did not have any revenue prior to adoption.

We received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of our revenues were derived from our collaboration agreement with Shionogi & Co., Ltd., (“Shionogi”). The terms of our collaboration agreement include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services to supply drug product for clinical trials, and sales-based milestones and royalties on product sales.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. To date, revenue from our collaboration agreement with Shionogi has come from an initial, upfront fee upon execution of the agreement and payment for the supply of drug product for Shionogi clinical trials.

Product revenue

We recognize product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our condensed consolidated financial statements at the point in time when delivery is made and when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our condensed consolidated statements of operations and comprehensive loss. We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at September 30, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at September 30, 2019, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Chargebacks: We estimate chargebacks from our customers who directly purchase the product from us for discounts resulting from contractual commitments to sell products to eligible healthcare settings at prices lower than the list prices charged to our customers. Customers charge us for the difference between what they pay to us for the product and the selling price to the eligible healthcare settings. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at the end of each reporting period that we expect will be sold to eligible healthcare settings, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

Government Rebates: We are subject to discount obligations under government programs, including Medicaid. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenues and a current liability that is included in accrued expenses on our condensed consolidated balance sheets.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Financial Assistance: We provide voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. We estimate the average financial assistance amounts for ZULRESSO based on demographics for patients who have registered and been approved for assistance and record any such amounts within accrued expenses on our condensed consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period, as well as claims that have been approved but not yet paid. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Product Returns: Consistent with industry practice, we offer the specialty pharmacies and specialty distributors that are our customers limited product return rights for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on our condensed consolidated balance sheets. Based on the distribution model for ZULRESSO, contractual inventory limits with our customers, the product price and limited contractual return rights, we believe there will be minimal ZULRESSO returns. We will update our estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. We perform an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of September 30, 2019.

Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on our condensed consolidated statements of operations and comprehensive loss in the period incurred. We received FDA approval for ZULRESSO on March 19, 2019 and subsequently began capitalizing costs related to inventory manufacturing.

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

Accounts Receivable

Our trade accounts receivable consist of amounts due from specialty distributors and specialty pharmacies in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 60 days from the invoice date. We monitor the financial performance and creditworthiness of customers so that we can properly assess and respond to changes in their credit profile. We reserve against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of September 30, 2019.

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

We had cash, cash equivalents and marketable securities of approximately $1.1 billion as of September 30, 2019. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2019 and 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Securities Exchange Act of 1934”) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Our lead product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for postpartum depression, or PPD, and was made commercially available beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act.  Our business currently depends heavily on our ability to successfully commercialize ZULRESSO in the U.S. as a treatment for PPD.  We may never be able to successfully commercialize the product or meet our expectations with respect to revenues.  Prior to launch of ZULRESSO, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of ZULRESSO in the U.S. in PPD will be sufficient for us to achieve success at the levels we expect. In addition, because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including the requirement for monitoring of the patient while ZULRESSO is administered.  Patients who are prescribed ZULRESSO are required to enroll in a registry to allow us to compile additional information to further our understanding of the risk of sudden loss of consciousness during administration and management of the risk.  Implementing the requirements and being ready to be certified as a site of care for administration of ZULRESSO is challenging and complex and can take a significant amount of time depending on the type of facility. A site of care must also navigate other steps to become ready to start treating women with PPD with ZULRESSO, including achieving formulary approvals, establishing treatment protocols and securing satisfactory reimbursement for the infusion.  We may find that becoming infusion-ready takes significantly longer for certain healthcare settings than the six to nine months we have estimated.  Certain healthcare facilities may not have the infrastructure to support administration of ZULRESSO or may not be willing or able to take the steps necessary to become and remain infusion-ready as a result of the requirements related to administration of ZULRESSO or the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining reimbursement or limitations on reimbursement or for other reasons. Healthcare settings may also limit capacity used for ZULRESSO infusions. If a sufficient number of healthcare settings capable, willing and fully ready to accept women with PPD for treatment with ZULRESSO are not available across the U.S. in the timeframes and with the overall geographic scope and capacity we expect, it could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues.  For example, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness. Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, we expect that use of ZULRESSO in the U.S. will, at least initially, be focused primarily on women with more severe symptoms of PPD. We may also encounter challenges from both commercial and government payors related to reimbursement of ZULRESSO, even from payors who have provided early positive signals, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed or requiring use of other treatments prior to ZULRESSO or applying other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion. For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to vary significantly state-to-state, and we may encounter states that impose significant restrictions or lengthy delays. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of ZULRESSO.  For example, healthcare settings may use on average fewer or more vials of ZULRESSO per patient than we expect and the average course of therapy cost may be different than we expect which may impact our results. We may be unable to comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare facilities, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS, any of which could materially adversely affect our business and results of operations.  Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Any of these issues could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO, or that we will be able to generate substantial revenues.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our current product candidates beyond ZULRESSO, of which SAGE-217 is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD, and is being explored in other indications; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to SAGE-217 or any of our other product candidates on the timelines we expect or at all or that the design or results of our development programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of SAGE-217 and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of SAGE-217 or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. Some or all of our clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results.  The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  For example, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results of our ongoing, planned and completed clinical trials for SAGE-217, even if positive, are not sufficient to file for or gain regulatory approval in MDD, PPD or any other indication, or do not support the safety or efficacy of repeat “as needed” treatment of MDD which is the current focus of our development plan.  The FDA may decide that the development program for MDD must support chronic treatment. We may not be able to meet the requirements for non-clinical data or clinical data needed to advance such a development program. Changes in formulation or the need to refine or scale-up the manufacturing process for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes.  We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required or where the patient population is small or where there are existing therapies.  These types of delays can lead to delays in completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

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

•	as was the case with ZULRESSO, the FDA may require a REMS as a condition of approval or post-approval for our product candidates, or may modify an existing REMS;
•

the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs; or

•	the FDA or applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Even if we receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO.  We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all.  The FDA may recommend scheduling with respect to any of our current or future product candidates.  In such event, as was the case with ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The timing of the scheduling process is uncertain and may delay our ability to market any product candidate that is successfully developed and approved.

We may never seek or receive regulatory approval to market any of our products or product candidates outside of the U.S., or receive pricing and reimbursement outside the U.S. at acceptable levels.

We may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region, including in the European Union, or EU.  In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. For example, the European Medicines Agency, or EMA, has requested that we conduct an additional clinical trial evaluating our proprietary formulation of brexanolone in the treatment of PPD to support submission of a potential marketing authorization application, or MAA, seeking approval of brexanolone in such indication.  We are currently focused on evaluating the potential for development of SAGE-217 in the EU as a treatment for depressive disorders, and will continue to assess the EMA’s request for an additional clinical trial with respect to brexanolone in the context of the potential timing and outcome of development of SAGE-217 in the EU and in light of our overall portfolio and program priorities. We may never file an MAA seeking approval of brexanolone or any of our other product candidates in the EU and we may never seek regulatory approval of any product or product candidate in any other country or region outside the U.S.  Even if we generate the data and information we believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

Even if we are able to successfully develop our product candidates and obtain marketing approval in a country outside the U.S., we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. without onerous restrictions or limitations related to pricing, or any delay or other setback in obtaining such approval, would impair our ability to market our product candidates successfully or at all in such foreign markets. Any such impairment would reduce the size of our potential market or revenue potential, which could have a material adverse impact on our business, results of operations and prospects.

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

The number of women with PPD, and the number of patients with the diseases and disorders for which we are developing our product candidates, has not been established with precision. If the number of women with PPD is smaller than we expect or our other assumptions with respect to the PPD market are not correct, or if ZULRESSO is actually prescribed for a smaller subset of women with PPD than we expect, our ability to achieve revenues and profits at the levels or on the timing we expect could be materially adversely impacted.  If the actual number of patients with the diseases or disorders we elect to pursue with our current or future product candidates is smaller than we anticipate, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates, and even if such product candidates are successfully developed and approved, the markets for our products may be smaller than we expect and our revenue potential and ability to achieve profitability may be materially adversely affected.

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD. We are developing our next generation product candidate, SAGE-217, in the treatment of MDD, PPD, and other potential indications. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD and MDD, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; and reimbursement restrictions or the cost of therapy compared to lower cost antidepressants may limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD even beyond the

initial launch period.   In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. By way of example, our results in an earlier clinical trial were not replicated in our Phase 3 clinical trial of brexanolone in super-refractory status epilepticus. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. For example, we may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.  Many drugs have failed to replicate efficacy results in larger or more complex later stage trials.  For example, the results of our Phase 2 placebo-controlled clinical trial of SAGE-217 in MDD may not be replicated in ongoing Phase 3 clinical trials in MDD which involve a larger number of patients. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our current and future product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any such product candidate and to generate revenue from resulting products, if any.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities, the IRB or Ethics Committee, or EC, at the sites where the IRBs or ECs are overseeing a clinical trial, or recommended for termination or suspension by a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

Changes in regulatory requirements or FDA guidance or unanticipated events during our non-clinical studies and clinical trials may force us to amend non-clinical studies and clinical trial protocols or the FDA or applicable regulatory authorities outside the U.S. may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. Similarly, amendments to our non-clinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our non-clinical studies or clinical trials, or if we are required to conduct additional non-clinical studies or clinical trials, the development pathway, and ultimately the commercial prospects, for our product candidates may be harmed and our ability to generate product revenue from resulting products, if any, will be delayed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, Health Canada, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development or where clinical trials are being conducted. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials and all of our clinical sites, CROs and contract laboratories comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under GMPs regulations. Our failure or the failure of our CROs or contract manufacturers to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties.

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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We will also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-217, SAGE-324, SAGE-718, SAGE-904 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance or drug product for any of our other product candidates. Each batch of drug substance and drug product for our other product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers for any approved product must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our approved and successfully complete development of our current or future product candidates.

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

ZULRESSO is the first product we have marketed, sold and distributed for commercial use. There is no guarantee that the systems, processes, policies, relationships and materials we have built will be sufficient for successful commercialization of the product in the U.S. as a treatment for PPD.  If we have not established adequate sales, marketing and distribution capabilities for ZULRESSO, or do not establish capabilities, whether independently or with third parties, for any of future approved products, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.  For example, administration of ZULRESSO is limited to medically-supervised healthcare settings that are certified under a REMS program and meet the other requirements of the REMS, including the requirement for monitoring of the patient while ZULRESSO is administered.   In addition, patients receiving ZULRESSO are required, as part of the REMS program, to enroll in a registry to gather information to help further characterize the risk of excessive sedation and sudden loss of consciousness during administration of ZULRESSO and on management of the risk.   Implementing the requirements and being ready to be certified as a site of care for administration of ZULRESSO is challenging and complex and can take a significant amount of time depending on the type of facility.  A site of care must also navigate other steps to become ready to start treating women with PPD with ZULRESSO, including achieving formulary approvals, establishing treatment protocols and securing satisfactory reimbursement for the infusion.  We may find that becoming infusion-ready takes significantly longer for certain healthcare settings than the six to nine months we have estimated.  Certain healthcare facilities may not have the infrastructure to support administration of ZULRESSO or may not be willing or able to take the steps necessary to become and remain infusion-ready as a result of the requirements related to administration of ZULRESSO or the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining reimbursement or limitations on reimbursement or for other reasons.  Healthcare settings may also limit capacity used for ZULRESSO infusions. If a sufficient number of healthcare settings capable, willing and fully ready to accept women with PPD for treatment with ZULRESSO are not available across the U.S. in the timeframes we expect, and with the overall geographic scope and capacity we expect, it could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. We may encounter issues, delays or other challenges in commercializing ZULRESSO or any of our other product candidates that are successfully developed and approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a healthcare facility overnight for the length of stay required for treatment or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness.  We may be unable to comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare facilities, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS, any of which could materially adversely affect our business and results of operations.  Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering ZULRESSO or the infusion, from both commercial and government payors, or other limitations or issues related to the price, even from payors who have provided early positive signals, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed or requiring use of other treatments prior to ZULRESSO or applying other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion.  Restrictions on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types.  For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to vary significantly state-to-state, and we may encounter states that impose significant restrictions or lengthy delays. We may never seek or be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements. Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  We may encounter similar or different commercialization efforts with respect to any of our other product candidates, if successfully developed and approved.  There is no guarantee that we will be successful in our commercialization efforts with respect to ZULRESSO or with respect to any other product candidate that may be approved in the future.

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
•

regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease, or addition of or modification of a REMS;

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

We and the third party manufacturers of our drug substance and drug products and our respective facilities are subject to extensive regulations in the manufacture of our products and product candidates, including GMP, and are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMPs and other regulations. If we or a regulatory agency discover problems with our approved products or product candidates such as poor control of production processes or other problems with the facility where our products are manufactured or in the manufacturing process, introduction of contaminants, or adverse events of unanticipated severity or frequency, a regulatory agency may impose restrictions on our products, the manufacturer or us, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our approved products, our product candidates, or the manufacturers for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Our most advanced development candidate, SAGE-217, is in Phase 3 development for MDD and PPD.  MDD patients are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, SAGE-217 may also face competition from esketamine which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as apimostinel and dextromethorphan/buproprion.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Health Resources and Services Administration’s, or HRSA, 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Department of Health and Human Services, or HHS, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the Affordable Care Act or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

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

The ability of the FDA and other government agencies to review and approve new products in a timely manner could be negatively impacted by a variety of factors, including inadequate funding, which could hinder or prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years, and may continue to fluctuate. The FDA and other government agencies may require additional time to review applications for new products beyond the expected timelines, as was the case with ZULRESSO, or may request additional information which could require additional time to review.  In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Brexanolone, which is the active ingredient of ZULRESSO, is, and our product candidates may be, regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which may entail additional restrictions and cause delays in commercialization even if a product candidate is approved.

Brexanolone, the active ingredient of ZULRESSO, is regulated as a Schedule IV controlled substance.  The FDA may similarly recommend that any current or future product candidates that we successfully develop be regulated as controlled substances.  In such event, before we can commercialize any such product, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This could lengthen the review time prior to marketing of a product candidate, as was the case with ZULRESSO. The DEA has established certain registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA with respect to “controlled substances” as defined in the Controlled Substances Act of 1970 and the implementing regulations. These requirements may be applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate certain drugs as controlled substances.

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

Market acceptance and sales of ZULRESSO and future approved products will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for ZULRESSO and any of our product candidates, if successfully developed and approved, is challenging, and may become even more challenging in the future due to, among other reasons, policies advanced by the current and future presidential administrations or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for ZULRESSO or for any future approved product from a sufficient number of payors, and, if reimbursement is available, that the level and terms of such reimbursement will be sufficient.  Payors may adopt restrictions on reimbursement such as requiring patients to try other lower cost therapies prior to being prescribed our product or to meet severity or other criteria more restrictive than the approved label for our product. These restrictions might impede appropriate use of our product for the approved indication.  Restrictions on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types.  For example, the availability, terms and timing of coverage from state Medicaid systems is expected to vary significantly state-to-state, and we may encounter states that impose significant restrictions or lengthy delays on the reimbursement of our products. Reimbursement may impact the demand for, or the price of, our products. If reimbursement is not available on acceptable terms or is available only at limited levels, we may not be able to successfully commercialize ZULRESSO or any future approved product, or generate revenues at the levels or on the timing we expect.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, should they issue; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to formulations and methods of use of ZULRESSO, and compositions and methods of use of certain other GABAA receptor modulators, including genus and species claims to SAGE-217, SAGE-324 and SAGE-689 and NMDA receptor modulators, including SAGE-718.

We have one issued U.S. patent covering the method of treating PPD using brexanolone i.v. which is exclusively licensed to Sage by The Regents of the University of California, and will expire in 2033.  We also have an issued U.S. patent covering the formulation of brexanalone i.v., which will expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of SAGE-217, two issued U.S. patents covering methods of using SAGE-217, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering brexanolone i.v., SAGE-217, SAGE-689 and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to: comply with the regulations of the FDA and applicable non-U.S. regulators; provide accurate information to the FDA and applicable non-U.S. regulators; comply with healthcare fraud and abuse and anti-kickback laws and regulations, in the U.S. and abroad; comply with anti-bribery and anti-corruption laws and regulations in the U.S. and abroad; report financial information or data accurately; or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials or other material information, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Changes in tax laws may adversely affect our business and financial condition.

Changes in tax laws may affect our business and financial condition.  For example, the Tax Cuts and Jobs Act, or the TCJA, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to U.S. corporate taxation, including a reduction of the U.S. corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a migration from a “worldwide” system of taxation to a territorial system, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017, an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the future impact of this tax reform legislation on our business.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $755.0 million and $760.7 million, respectively, which begin to expire in 2031 and 2030, respectively. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $20.3 million and $4.1 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2018, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our initial public offering, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income. Under the TCJA, net operating carryforwards generated in taxable years ending after December 31, 2017 will not be subject to expiration.

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

For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been a number of significant changes to the ACA and its implementation. The TCJA includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the current Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, on May 10, 2019, CMS announced a new pricing transparency rule, which was to go into effect on July 9, 2019. This final rule requires direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The pricing transparency rule is being challenged in court.  The pricing transparency rule could have a negative effect on our business. Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare or limiting exclusivity periods for pharmaceutical products.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues at the level or on the timing we expect for ZULRESSO or to commercialize any future product candidates and achieve profitability. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks. We also could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.

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

We have funded our operations to date primarily through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2019, we had received net proceeds of $2.2 billion from such transactions. As of September 30, 2019, our cash, cash equivalents and marketable securities were $1.1 billion. We have incurred significant net losses in each year since our inception, including net losses of $511.6 million for the nine months ended September 30, 2019 and $372.9 million for the year ended December 31, 2018, and our accumulated deficit was $1.5 billion as of September 30, 2019. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also expect our selling, general and administrative costs to increase as we expand our operations, including in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2019, our cash, cash equivalents and marketable securities were $1.1 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

November 12, 2019	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 12, 2019	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)