Form 10-K
period 2019-12-31
Sage Therapeutics, Inc.
filed 2020-02-27
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 28, 2019 was approximately $9,273,813,345, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 20, 2020, there were 51,911,120 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•

our planned development and regulatory activities with respect to zuranolone (SAGE-217) in the treatment of major depressive disorder, or MDD, and PPD and related timelines; our statements regarding the potential for positive clinical outcomes, filing for approval with the U.S. Food and Drug Administration, or FDA, and approval of zuranolone in the U.S., if our development efforts are successful; our plans and expectations for development of zuranolone in additional indications; our plans and expectations for commercialization of zuranolone and our view of the potential product profile, treatment paradigm, market impact, market size and opportunity for zuranolone, if successfully developed and approved;

•

our plans to develop SAGE-324, SAGE-718, SAGE-904 and SAGE-689 and our other product candidates in the central nervous system, or CNS, disorders we discuss in this Annual Report, and potentially in other indications and our view of the potential product profile and treatment paradigm impact for such product candidates, if successfully developed and approved;

•

our ability, within the expected time frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our plans and potential outcomes with respect to interactions with regulatory authorities and other research and development activities;
•	our plans for and potential outcomes of business development efforts;
•	our plans and expectations with respect to the potential development of any product or product candidate for markets outside the U.S.;
•

our estimates regarding the level of expenses we may incur in connection with our activities; use of cash and projected cash on hand at any given timepoint; timing of future cash needs; capital requirements; sources of future financings; and our ability to obtain additional financing when needed to fund future operations;

•	our expectations as to the amount of future revenues that may be achieved and the potential timing of such future revenues;
•	our expectations with respect to the availability of supplies of ZULRESSO and our product candidates, and the expected performance of our third-party manufacturers;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

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

•

the potential for success of competing products that are or become available for PPD or MDD or any of the other indications that we are pursuing or may pursue in the future with our products and our product candidates;

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

Item 1. Business

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our lead product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 for the treatment of postpartum depression, or PPD, in adults, and was made commercially available in the U.S. beginning on June 24, 2019. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

Our lead product, ZULRESSO, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information. The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, we expect use of ZULRESSO will, at least initially, be focused primarily on women with severe PPD.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.  For the year ended December 31, 2019, we recognized net revenues of $4.0 million from sales of ZULRESSO.

Our next most advanced product candidate is zuranolone (SAGE-217), an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  Zuranolone is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to zuranolone in the treatment of MDD.  To date, we have completed three pivotal clinical trials of zuranolone, two in MDD and one in PPD.  The first completed pivotal trial evaluating zuranolone in the treatment of MDD and the pivotal trial evaluating zuranolone in the treatment of PPD both met their primary endpoints.  In December 2019, we reported that the second pivotal trial of zuranolone in MDD, known as the Mountain Study, did not meet its primary endpoint of a statistically significant reduction from baseline compared to placebo in the 17-item Hamilton Rating Scale for Depression, or HAMD-17, total score at Day 15, although patients in the zuranolone 30 mg group achieved statistically significant reductions in the HAMD-17 total score at Days 3, 8 and 12. The zuranolone development program includes other ongoing and planned studies.  We are in the process of applying learnings from the pivotal program to date and ongoing feedback from the FDA to evaluate the development and regulatory path forward for zuranolone and to inform next steps in advancing the program.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to commence dosing in a Phase 2 clinical trial of SAGE-324 in essential tremor in the first half of 2020. We are also interested in evaluating the potential of SAGE-324 for a number of other neurological conditions, including epileptiform disorders and Parkinson’s disease. Our portfolio of novel GABAA receptor positive allosteric modulators also includes SAGE-689, intended for intramuscular administration, for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. We have completed the Phase 1 clinical program for SAGE-718 in healthy volunteers, and have also studied SAGE-718 in a Phase 1 clinical trial in a small cohort of patients with early Huntington’s disease.  We plan to evaluate SAGE-718 in one or more Phase 2a open-label studies evaluating patients with certain other cognition-related disorders, which will inform potential advancement of SAGE-718 into further Phase 2 clinical development, including Huntington’s Disease.

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

Our Strategy

Our goal is to be the leading biopharmaceutical company focused on development and commercialization of novel proprietary therapies for the treatment of debilitating disorders of the brain.  Our current focus is on building on our multi-franchise opportunities in depression, neuropsychiatry, and neurology. Key elements of our strategy are to:

•

Continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S., focusing on enabling broad access for women with PPD, activating treatment-ready sites of care, increasing confidence in and the strength of payor coverage, and fulfilling our post-approval clinical trial requirements and commitments related to ZULRESSO;

•

Continue to advance Phase 3 clinical development of zuranolone; define next steps in the development program and the potential regulatory path forward in PPD and MDD; continue to evaluate the potential of zuranolone in other indications;

•	Support our collaboration with Shionogi & Co., Ltd., or Shionogi, for zuranolone in Japan, Taiwan and South Korea;
•	Advance SAGE-324 through completion of the Phase 2 clinical trial in essential tremor, with potential future development in certain epileptiform disorders and other neurological conditions;
•

Evaluate SAGE-718 in Phase 2a open-label clinical studies in certain cognition-related disorders, and then determine potential next steps in advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s Disease;

•	Advance one or more non-clinical stage compounds into Phase 1 clinical development, and conduct ongoing and planned Phase 1 clinical trials;
•

Continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional CNS indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•

Evaluate the market potential and regulatory pathways for our product candidates in the EU and other countries outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;

•

Continue to explore other opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions.

•

Prepare and file a New Drug Application, or NDA, with the FDA, with respect to any of our product candidates that are successfully developed; execute pre-launch activities with respect to product candidates for which we file an NDA; and market any of such product candidates for which we receive regulatory approval;

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

Our proprietary chemistry platform is centered, as a starting point, on our knowledge of the chemical scaffolds of endogenous neuroactive steroids that are allosteric modulators of GABAA or NMDA receptors. We have leveraged this platform to assemble a chemistry portfolio of greater than 6,000 compounds. We believe our proprietary chemistry platform allows us to:

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

Our Product Pipeline

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Annual Report.

ZULRESSO (Brexanolone) Injection

Overview

Our lead product, ZULRESSO, is a proprietary IV formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including the requirement for monitoring of the patient while ZULRESSO is administered.  Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, we expect use of ZULRESSO will, at least initially, be focused primarily on women with severe PPD.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.

We have received PRIority MEdicines, or PRIME, designation from the European Medicines Agency, or EMA, in the EU for our proprietary formulation of brexanolone as a potential treatment for PPD. We continue to assess the development and regulatory pathway for both brexanolone and zuranolone in the EU and our overall EU strategy in light of our overall portfolio and program priorities.

Postpartum Depression

PPD is one of the most common biological complications of childbirth, and is characterized by significant depressive symptoms that typically commence during the third trimester of pregnancy or within the months following childbirth.  PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt.  In the U.S., estimates of new mothers identified with PPD each year vary state-to-state from 8 to 20 percent, with an overall average of 11.5 percent.  Based on these data, we estimate that 400,000 or more women in the U.S. each year may experience PPD, and approximately 50% are formally diagnosed. We estimate that 20% to 30% of women diagnosed with PPD will experience severe symptoms.  PPD can lead to devastating consequences for a woman and for her family.  Suicide is one of the leading causes of maternal death following childbirth.

ZULRESSO is the only pharmacological therapy specifically approved for PPD.  Current standard of care for PPD is comprised of psychotherapy and, in women with moderate or severe PPD, the cautious use of pharmacological therapies such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

Naturally occurring allopregnanolone is found at its highest levels in women during the third trimester of pregnancy, returning to normal levels generally within 24 hours after giving birth.  Levels of allopregnanolone have been found to be lower in women with PPD than in healthy women.  It may be that women with PPD are particularly sensitive to the rapid decline in allopregnanolone after birth, potentially causing GABAA-system mediated mood disruption. These data led to our interest in evaluating allosteric modulators of the GABAA receptor such as brexanolone and zuranolone in the treatment of PPD.

Clinical Trials of Brexanolone in PPD

The approval of ZULRESSO in the U.S. was based on positive results from our Hummingbird Phase 3 clinical program, which was comprised of two multicenter, randomized, double-blind, parallel-group, placebo-controlled, Phase 3 clinical trials designed to evaluate the safety and effectiveness of brexanolone in women with PPD, with supportive evidence from a Phase 2 clinical trial of brexanolone in PPD. Results from the Hummingbird Phase 3 clinical program were published in the September 22, 2018 issue of The Lancet.

Zuranolone (SAGE-217)

Overview

Our next most advanced product candidate is zuranolone (SAGE-217), an oral compound that is currently in Phase 3 clinical development in PPD and MDD. Zuranolone is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We also believe zuranolone has potential in other indications such as treatment resistant depression, or TRD, bipolar depression and generalized anxiety disorder.

Depression Program

Zuranolone is currently in Phase 3 clinical development as a treatment for the potentially debilitating mood disorders, PPD and MDD.  The FDA has granted zuranolone Breakthrough Therapy designation and Fast Track designation in the treatment of MDD.  We are in the process of applying learnings from the pivotal program to date and ongoing feedback from the FDA to evaluate the development and regulatory path forward for zuranolone and to inform next steps in advancing the program.

MDD is a condition in which a patient experiences at least two weeks of a major depressive episode which causes significant distress or disability where the episode is not due to another medical condition or substance use and there is no history of mania or hypomania.  In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity for at least two weeks. Many people with depression also suffer from anxiety symptoms and medically unexplained somatic symptoms. A person with moderate or severe MDD will typically have difficulties carrying out his or her usual work, school, domestic or social activities due to symptoms of depression.  Antidepressants are widely used in the treatment of MDD, but many patients do not adequately respond to existing treatments.  According to estimates, more than 17 million adults in the U.S. reported at least one major depressive episode in 2018. Among U.S. adults reporting at least one major depressive episode in 2018, approximately 11.5 million (67%) had a diagnosis of MDD, 8.7 million were treated in the outpatient setting for depression; and 7 million (80.8% of those treated) received pharmacotherapy. Preclinical and clinical evidence suggest the role of GABAA receptor dysfunction in depression.  Low GABA and allopregnanolone levels have been found in the brain, cerebrospinal fluid and plasma of depressed patients.

To date, we have completed three pivotal clinical trials of zuranolone, two in MDD and one in PPD.

In December 2017, we announced the top-line results of our double-blind, placebo-controlled pivotal Phase 2 clinical trial of zuranolone 30 mg in MDD, which included 89 adult patients with moderate to severe MDD.  In the trial, treatment for 14 days with zuranolone was associated with a statistically significant mean reduction from baseline in the HAMD-17 total score at Day 15 (the time of the primary endpoint) of 17.6 points for the zuranolone group, compared to 10.7 for the placebo group (p<0.0001). Statistically significant mean improvements in the HAMD-17 score compared to placebo were observed by the morning following the first dose through Week 4, and the effects of zuranolone remained numerically greater than placebo through the end of follow-up at Week 6, but were not statistically significant compared to placebo at Week 6. At Day 15, 64 percent of patients who received zuranolone achieved remission, defined as a score of 7 or less on the HAMD-17 score, compared with 23 percent of patients who received placebo (p=0.0005).  Zuranolone was generally well-tolerated in the trial with no serious adverse events.  The overall number of reports of adverse events was similar between drug (53%) and placebo (46%). A low rate of discontinuations due to adverse events was reported.  The most common adverse events in the zuranolone group were headache, dizziness, nausea, and somnolence.

In January 2019, we announced the results of a Phase 3 pivotal trial of zuranolone 30 mg in PPD.  In this placebo-controlled clinical trial of 151 women with severe PPD, zuranolone had a statistically significant improvement of 17.8 points in the HAMD-17 score, compared to 13.6 for placebo (primary endpoint, p=0.0028), with statistically significant reductions in HAMD-17 compared to placebo maintained through the end of the four-week follow-up (-19.2 vs. -15.1; p=0.0027). Statistically significant differences in the reduction in HAMD-17 total score of zuranolone versus placebo were first observed on Day 3 (-12.5 vs. -9.8; p=0.0252) and the effect was maintained at each timepoint through two weeks of treatment (-17.8 vs. -13.6; p=0.0028), the primary endpoint of the study. The effect was maintained through the four-week follow-up.  Remission was achieved in 45% of patients treated with zuranolone for two weeks as measured by the HAMD-17 compared with 23% of patients receiving placebo (p=0.0110); at the end of the four-week follow-up, 53% of patients receiving zuranolone achieved remission compared with 30% of patients who received placebo (p=0.0091). After two weeks of treatment with zuranolone, 72% of patients achieved a response (50% improvement from baseline HAMD-17 score) compared with 48% of patients who received placebo (p=0.0049); at the end of the four-week follow-up, 75% of patients receiving zuranolone achieved a response compared with 57% of patients who received placebo (p=0.0216).  Statistically significant differences in the reduction in Montgomery-Åsberg Depression Rating Scale (MADRS) score for the zuranolone treatment group versus placebo were observed after two weeks of treatment (-22 vs. -18; p=0.0180) and the effect was maintained through the end of the four-week follow-up (-25 vs. -19; p=0.0018).  Other secondary endpoints, including the Hamilton Anxiety Rating Scale (HAM-A) and Clinical Global Impression – Improvement (CGI-I) Scale, also showed statistically significant improvements in favor of zuranolone as compared to placebo. Zuranolone was generally well-tolerated in the trial, with a safety profile consistent with that seen in earlier zuranolone trials. Overall reports of adverse events were similar between zuranolone (58%) and placebo (51%). Two subjects experienced serious adverse events, one subject in each group.  The most common adverse events in the zuranolone treatment group were: somnolence, headache, dizziness, upper respiratory tract infection, diarrhea, and sedation.

On December 5, 2019, we reported top-line results from the pivotal Phase 3 clinical trial evaluating the effect of zuranolone on depressive symptoms in adults with MDD, known as the Mountain Study, in which patients received a two-week course of zuranolone or placebo followed by four weeks of blinded follow-up, with an open-label extension to continue to follow patients for up to six months. The Mountain Study did not meet its primary endpoint of a statistically significant reduction from baseline compared to placebo in the HAMD-17 total score at Day 15. At Day 15, zuranolone 30 mg, given once-daily as an oral treatment, was associated with a mean reduction of 12.6 in the HAMD-17 total score compared to 11.2 for placebo (p=0.115). Patients in the zuranolone 30 mg group achieved statistically significant reductions in the HAMD-17 total score at Days 3, 8 and 12 (p<0.018 for each timepoint). Post-hoc analysis revealed that in the Mountain Study, approximately 9% of patients in the zuranolone 30 mg group had no measurable drug concentration, consistent with non-compliance in taking zuranolone. Excluding these patients from the primary analysis set (zuranolone 30 mg vs. placebo) resulted in statistical significance at all timepoints through, and including, Day 15 (p<0.048). The study enrolled more patients with an overall distribution of milder severity of symptoms than previous studies of zuranolone. When including only patients with a HAMD-17>24 (n=124 for zuranolone 30 mg), a post-hoc analysis demonstrated statistical significance at all timepoints through, and including, Day 15 (p<0.032). Analyses utilizing a HAMD-17 cutoff of 25 or 26 were also statistically significant. The 20 mg dose of zuranolone did not separate from placebo in this dose-ranging study. Zuranolone was generally well-tolerated and showed a similar safety profile as seen in earlier studies. Overall reports of adverse events during the 14-day treatment period and 28-day follow-up were similar between zuranolone and placebo (30 mg 54.2%, 20 mg 50.0%, placebo 48.9%). The most common adverse events (≥5%) in either zuranolone group were headache, dizziness, somnolence, fatigue, diarrhea, sedation and nausea.

We are in the process of applying learnings from the pivotal program to date and ongoing feedback from the FDA to evaluate the development and regulatory path forward for zuranolone and to inform next steps in advancing the program, including next steps with respect to existing trials. Phase 3 clinical trials that have been commenced include the following:

-

The Shoreline Study is an open-label, long-term Phase 3 clinical trial in MDD evaluating the safety of as-needed repeat treatment with zuranolone in which patients receive an initial two-week course of zuranolone and as needed retreatment for up to one year.  Enrollment of patients receiving the 30mg dose in the Shoreline Study was completed in the third quarter of 2019, and we expect to report top-line results as to those patients in 2020.  We are assessing the potential to add an additional cohort of patients to this trial to evaluate a higher dose.

-

The Redwood Study is a placebo-controlled Phase 3 clinical trial in MDD evaluating the efficacy (time to first relapse) and long-term safety of fixed interval zuranolone monotherapy maintenance treatment (treatment without traditional antidepressants) in which randomized patients receive a two-week course of zuranolone or placebo every two months until the first relapse for up to one year.  Dosing commenced in this trial in the third quarter of 2019, however we paused further enrollment and dosing in this trial in December 2019 as we evaluate the overall development and regulatory path forward for zuranolone and consider potential amendments to the trial or other next steps for the pivotal program.

-

The Rainforest Study is a placebo-controlled polysomnography Phase 3 clinical trial of zuranolone in patients with MDD who have co-morbid insomnia. We have paused this trial as we evaluate the overall development and regulatory path forward for zuranolone and consider potential amendments to the trial or other next steps for the pivotal program.

We also believe that zuranolone has potential in the treatment of a number of other indications beyond MDD and PPD, including treatment resistant depression, or TRD, bipolar depression, generalized anxiety disorder and sleep disorders.

Shionogi Collaboration

In 2018, we entered into a collaboration with Shionogi under which we granted rights to Shionogi for the development and commercialization of zuranolone in Japan, Taiwan and South Korea. Shionogi has completed a Phase 1 clinical trial in Japan to evaluate the safety and tolerability of zuranolone in Japanese and Caucasian subjects, and is evaluating timing of initiation of a Phase 2 clinical trial in Japanese patients with MDD.

SAGE-324

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including essential tremor, epileptiform disorders and Parkinson’s disease. Results from our Phase 1 clinical program demonstrated that the profile of SAGE-324 includes good oral bioavailability and a pharmacokinetic profile consistent with once-daily dosing.  SAGE-324 demonstrated clear target engagement in the brain using pharmaco-EEG (β-band power) as a functional biomarker. SAGE-324 was generally well-tolerated with no serious adverse events and with a safety profile consistent with GABAA positive allosteric modulation. We have also studied SAGE-324 in a Phase 1 single dose, open-label clinical trial involving a small number of patients with essential tremor.  Based on the results of the Phase 1 clinical program, including the positive signal observed in the small cohort of patients with essential tremor, and our other work in this area to date, we initiated study-related activities for a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor in the fourth quarter of 2019, and plan to commence dosing in the first half of 2020.

SAGE-718

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain.  In December 2019, we reported top-line results from a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of SAGE-718 in a small cohort of patients with early Huntington’s disease. In the 14-day open-label clinical trial, the safety, tolerability, and pharmacokinetic profile of daily SAGE-718 oral solution were evaluated in six patients with early Huntington’s disease. In the clinical trial, SAGE-718 was well tolerated, with no serious adverse events or adverse events leading to treatment discontinuation. In addition, patients demonstrated improved performance, compared to baseline, on assessments of executive functioning, with measures relevant to the core cognitive decline seen in people with Huntington’s disease. These results are comparable to improvements in measures of executive function observed in an earlier Phase 1 cohort of individuals without Huntington’s disease.  We plan to evaluate SAGE-718 in one or more Phase 2a open-label studies evaluating patients with certain other cognition-related disorders, which will inform potential advancement of SAGE-718 into further Phase 2 clinical development, including in Huntington’s Disease.

Further Exploration of GABAA and NMDA Receptors

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain.  Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019.  Our portfolio of novel GABAA receptor positive allosteric modulators includes SAGE-689, intended for intramuscular administration, for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have the opportunity to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel CNS therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current CNS therapies or previous therapies which have failed in development.

We believe our broad potential pipeline lessens our reliance on the success of any one program. We believe our ability to design and develop novel molecules with distinct profiles and receptor subtype selectivity may also provide us with the option, if we choose, to potentially partner certain assets with third parties who possess the development and commercialization capabilities to pursue these programs.

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third party contract manufacturing organizations, or CMOs.  We have also purchased the existing inventory of our proprietary formulation of ZULRESSO for commercial sale from CMOs, and intend to buy all of our future commercial supplies of ZULRESSO from CMOs.

We have long-term supply agreements with our CMOs with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks.  All commercial supplies are certified by our CMOs to have been manufactured under current Good Manufacturing Practices, or cGMP.

We have established relationships with several CMOs under which the CMOs manufacture clinical and non-clinical supplies of the active pharmaceutical ingredient, or API, as well as drug product, for zuranolone, SAGE-324, SAGE-718 and other product candidates on a purchase order basis under master service and quality agreements. All clinical supplies are certified by our CMOs to have been manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of bulk drug substance or drug product for zuranolone, SAGE-324, and SAGE-718. We intend to put a long-term supply agreement in place at the appropriate time for drug substance and drug product for each product candidate, if development continues.  We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide API and/or drug product.

We continue to refine and scale up the manufacturing process for zuranolone to supply our Phase 3 clinical trials. We also intend to improve the manufacturing process for our other product candidates and manufacture clinical supplies as development progresses.  We believe we currently have sufficient zuranolone drug substance on hand for our ongoing Phase 3 clinical trials.

ZULRESSO, zuranolone, SAGE-324 and SAGE-718 are small molecules isolated as stable crystalline solids. We believe the syntheses of ZULRESSO, zuranolone, SAGE-324 and SAGE-718 are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment in the manufacturing process. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Sales and Marketing

Following the U.S. commercial launch of ZULRESSO on June 24, 2019, we remain focused on enabling broad access to ZULRESSO for women with PPD in the U.S., activating treatment-ready sites of care, and increasing confidence in and the strength of payor coverage. We have a field sales force of key account managers calling on hospitals and specialty representatives calling on healthcare professionals who treat PPD, focusing our sales and marketing efforts on obstetricians-gynecologists, psychiatrists, select primary care physicians and other healthcare professionals who are likely to see women shortly after childbirth, and hospitals and other clinics capable of being certified under our REMS program.  This sales force is supported by an experienced sales leadership team and experienced professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. Sage Central, our patient support center located in Raleigh, North Carolina, continues to provide a range of patient resources to assist women with PPD and their families in the treatment journey. In addition, our commercialization infrastructure includes capabilities in medical affairs, manufacturing, quality control, and compliance.

ZULRESSO is administered as a one-time treatment intravenously for 60 hours. Given the mode and setting of administration of ZULRESSO and the requirements of the ZULRESSO REMS program, we expect use of ZULRESSO will, at least initially, be focused primarily on women with severe PPD.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.  We continue to focus on helping sites of care advance through the actions required to be treatment-ready to enable women with PPD have access to a healthcare setting capable of administering ZULRESSO. Based on experience during the initial six months of the ZULRESSO launch, we now anticipate that it will take nine months or longer, varying by site, for the majority of interested healthcare settings to complete the key actions required to become ready to infuse patients. We expect that many larger hospitals and healthcare systems will take 12 months or longer to become treatment-ready, often as a result of institutional barriers. The actions required for a healthcare setting to be ready to treat patients include: establishing protocols for administering ZULRESSO; certifying under the ZULRESSO REMS; achieving formulary approval; and securing satisfactory reimbursement from payors. We expect some treatment-ready sites to wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  We also expect that the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems will vary significantly by state. As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next couple of quarters with an increase in the rate of growth of ZULRESSO revenue anticipated in the second half of 2020, assuming an increase in the number of sites, including larger hospitals, administering ZULRESSO to treat women with PPD and an increase in the volume of patients treated at existing sites. To accomplish this objective, we are guiding large sites through the steps necessary to become treatment-ready and supporting hospital administrations’ efforts to reduce the complexity of those steps.

We expect that we will need additional sales and marketing capabilities in the U.S. if any of our current or future product candidates are successfully developed and approved.  Our resource needs in those areas may be substantial if the approved product is primarily prescribed by primary care healthcare professionals as is the case, for example, with respect to the treatment of MDD, or as the result of other needs specific to the product.  In addition to our efforts in the U.S., we are continuing to refine our market assessments and strategy with respect to our product candidates in the EU. We also plan to continue to evaluate market opportunities for our product candidates in other global markets. In June 2018, we entered into a collaboration agreement with Shionogi under which we granted to Shionogi rights to develop and commercialize zuranolone in Japan, Taiwan and South Korea. We may decide to establish agreements or alliances with one or more other pharmaceutical company collaborators or distributors to develop and commercialize one or more of our product candidates, if approved, within the U.S. or in certain territories outside the U.S. where we do not believe it makes business or strategic sense for us to proceed on our own.  We may also consider partnering opportunities if we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, in each case depending on, among other things, the applicable indications, the expected development pathway and related costs, deal terms, our available resources and whether the transaction makes strategic sense.

The current list price for ZULRESSO in the U.S. is $7,450 per vial, resulting in a projected average course of therapy cost of $34,000 per patient before discounts based on an assumption of an average of 4.5 vials used per patient. The actual number of vials used and resulting cost of therapy per patient before discounts will vary from patient to patient and healthcare setting to healthcare setting. Given this variability, our assumptions as to the average number of vials used per patient and our projections as to average cost of a course of therapy per patient without discounts may prove not to have been correct, and the actual numbers in any period may differ from our expectations and estimates.

Licenses

We have entered into several license agreements related to our proprietary formulation of brexanolone, and a collaboration agreement related to zuranolone, which are described below.  We have not entered into any license agreements with respect to our other clinical-stage product candidates.

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

Collaboration Agreement with Shionogi & Co., Ltd.

In June 2018, we entered into a collaboration agreement with Shionogi. Pursuant to this agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of zuranolone for the treatment of MDD and potentially other indications in Japan, Taiwan and South Korea. Shionogi made an upfront payment of $90.0 million in 2018, and we will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi.

Under the terms of the agreement, the potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. We will receive tiered royalties on sales of zuranolone in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi.

Shionogi has also granted us certain rights to co-promote zuranolone in Japan. We maintain exclusive rights to develop and commercialize zuranolone outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions, including the U.S., permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing, or may in the future pursue, will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be enforceable or provide sufficient protection from competitors.

Because patent applications in the U.S. and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by our issued patents, our pending patent applications or of patent applications we may file in the future. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or U.S. PTO, or similar proceedings outside the U.S., to determine priority of invention.

Patents

We hold issued patents and pending patent applications in the U.S., and in certain foreign countries. Our intellectual property holdings include and are not limited to:

•

One issued U.S. patent, exclusively licensed to us, covering a method of using our proprietary brexanolone formulation to treat PPD, and one U.S. issued patent and one granted patent in Europe covering our proprietary formulation of brexanolone.  We also have additional pending U.S. and foreign patent applications covering additional uses of the formulation of brexanolone to treat various CNS disorders, including PPD;

•	U.S. and foreign patent applications covering certain aspects of brexanolone, including courses of treatment, dosage regimens, and methods for manufacturing brexanolone IV;
•

One issued U.S. patent covering the composition of matter of zuranolone, two issued U.S. patents covering methods of using zuranolone, and one granted European patent covering the composition of matter of zuranolone, each of which expires in April 2034, subject to any potential extensions; and pending U.S. and foreign patent applications covering zuranolone, uses of zuranolone to treat various CNS disorders, and solid forms of zuranolone;

•	U.S. and foreign patent applications covering SAGE-324, SAGE-105, and many other modulators of the GABAA receptor and uses of these compounds to treat various CNS disorders;
•

Two issued U.S. patents covering composition of matter and method of use of SAGE-689 which expire in December 2033. U.S. and foreign patent applications covering SAGE-689 and uses of SAGE-689 to treat various CNS disorders. These patents and patent applications are co-owned with Washington University, and Sage has an exclusive license to Washington University’s rights in these patents and patent applications; and

•	U.S. and foreign patents and patent applications covering SAGE-718 and many other modulators of the NMDA receptor, and uses of these compounds to treat various CNS disorders.

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

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD other than ZULRESSO.  Current standard of care for PPD commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as SSRIs and SNRIs.

Our most advanced development candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In December 2019, Axsome Therapeutics, Inc. announced that its NMDA receptor antagonist, AXS-05, had met the primary endpoint in the company’s GEMINI Phase 3 trial in MDD, and that the company planned to submit its NDA filing in the second half of 2020.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid.

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

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring/pharmacovigilance, safety and periodic reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed in a given jurisdiction, considerable data demonstrating its quality, safety and efficacy must be obtained and/or generated, organized into a format specific to each regulatory authority, submitted for review and the drug must be approved by the relevant regulatory authority or authorities.

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold on a clinical investigation, warning or untitled letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

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
•

Payment of applicable user fees and FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.

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

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with

GCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

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

NDA and FDA Review Process

The results of non-clinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be offered for sale in the U.S.

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

Under the PDUFA, as amended, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA, is approximately $2.94 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S., and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific patient populations and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if the FDA determines that a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For example, the FDA has required a REMS for ZULRESSO to mitigate the potential for harm associated with the risk of excessive sedation and loss of consciousness during the ZULRESSO infusion.  As part of the REMS, administration of ZULRESSO is limited to certified healthcare settings that have been certified under a REMS program under the supervision of qualified staff, and patients who are prescribed ZULRESSO are required to enroll in a patient registry which may allow us to compile additional information to further our understanding of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following launch.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA for the drug for the proposed rare disease or condition. After the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan product designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Department of Health and Human Services; the U.S. Department of Justice; the DEA; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety and Health Administration; the Environmental Protection Agency; and state and local governments.

In the U.S., a drug product approved by the FDA may also be subject to regulation under the Controlled Substances Act (CSA) as a controlled substance.  The CSA is administered by the DEA and establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances.  The CSA classifies controlled substances into five schedules: Schedule I, II, III, IV or V.  FDA approved pharmaceutical products may be listed in Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances.  An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse.  For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services,  after it has been completed by FDA.  FDA recommended, and DEA adopted, that brexanolone be scheduled as a schedule IV controlled substance.

In the U.S., arrangements and interactions with health care professionals, third-party payors, patients and others will expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations.  These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved product and any future products that may obtain marketing approval.  In the U.S., federal and state health care laws and regulations that may affect our operations include:

•

The federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase or order, of a particular item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other.  Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance.  Violations of this law are punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and exclusion from participation in federal healthcare programs.

•

The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government.  Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities.  The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.

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

•

Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. We also may become subject to other state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Numerous other laws may apply to our products.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers to report development costs and pricing information when prices are increased. Penalties for late or faulty reporting can reach $10,000 per day. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. We have obtained NCE exclusivity for brexanolone, and plan to seek NCE exclusivity for our current and future product candidates, if eligible.

European Union Drug Development

In the European Union (EU), our future products may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities in the EU has been obtained.

Similar to the U.S., the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is often not uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU legislator has, therefore, adopted Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation. The new EU Clinical Trials Regulation, which will replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The entry into application of the Clinical Trials Regulation has been delayed and is currently not expected before 2021.

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

In the EU, pediatric data or an approved Pediatric Investigation Plan, or PIP, or waiver, is required to have been approved by the European Medicines Agency, or EMA, prior to submission of a marketing authorization application to the EMA or the competent authorities of the EU Member States. In some EU countries, we may also be required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial.

European Union Drug Review and Approval and Post-marketing Requirements

In the European Economic Area, or EEA, (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after a related Marketing Authorization, or MA, has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (single EU Member State). The centralized procedure allows a company to submit a single application to the European Medicines Agency (EMA). If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all EU Member States and three of the four European Free Trade Associations, or EFTA, countries (Iceland, Liechtenstein and Norway).

The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients at EU level.

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

Various requirements apply to the manufacturing and placing on the EU market of medicinal products.  Manufacture of medicinal products in the EU requires a manufacturing authorization, and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States.  Marketing authorization holders and/or manufacturing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of medicinal products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Breaches of the rules governing the promotion of medicinal products in the EU could be penalized by civil, criminal or administrative sanctions, which may include fines and imprisonment.  These laws may further limit or restrict the advertising and promotion of medicinal products to the general public and may also impose limitations on promotional activities with healthcare professionals.

European Union Regulatory Data Exclusivity

In the European Union, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The concept of global marketing authorization prevents the same marketing authorization holder or members of the same group, or companies that have concluded tacit or explicit agreements concerning the marketing of the same medicinal product, from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

In the European Union, orphan drug designations are granted by the European Commission based on a scientific opinion by the EMA’s Committee for Orphan Medicinal Products in relation to medicinal products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and in relation to which there exists no satisfactory method of diagnosis, prevention, or treatment (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

Orphan medicinal products are entitled to ten years of exclusivity in all EU Member States.  However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product.  Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product.  The period of market exclusivity may, in addition, be reduced to six years if it is established that the criteria for orphan designation are no longer met, such as if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

The ACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program.  This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry.  Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, or 340B program, fraud and abuse and enforcement.  These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid. The ACA also requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million).

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the ACA.  For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact sales of our products that are approved and that we successfully commercialize, and our business and financial condition.  Where Medicaid patients receive insurance coverage under any of the new options made available through the ACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. Moreover, additional legislative changes to or regulatory changes under the ACA remain possible.    In this regard, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), signed into law in December 2017, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  In December 2018, a U.S. District Court Judge for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, and as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect the ACA or our business. We expect that the ACA, its implementation, efforts to repeal or replace, or invalidate the ACA or portions thereof,  and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Pharmaceutical Pricing and Reimbursement

Sales of ZULRESSO and any product candidates we successfully commercialize, if approved, in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services.  Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition.  In the U.S., healthcare providers are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We participate in the Medicaid Drug Rebate Program and other governmental programs.  The Medicaid Drug Rebate Program and other governmental programs impose obligations to report certain pricing data to the federal government as well as other compliance obligations. Other programs impose limits on the price we are permitted to charge certain entities for our products. Statutory and regulatory changes or other agency action regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products for which we receive regulatory approval and could negatively impact our results of operations.

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. Under this program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The ACA (addressed further above in the section on “U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount also could affect our 340B ceiling price calculations and negatively impact our results of operations.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  HRSA also implemented a ceiling price reporting requirement related to the 340B program during the first quarter of 2019, pursuant to which we are required to report our 340B ceiling prices to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our approved products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on legislation enacted by Congress.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount will be computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our Medicaid reporting for a prior period was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed three years from the period in which the data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to covered entities under the 340B program, and may require us to issue refunds to 340B covered entities, which can be costly and burdensome.

We could be held liable for errors associated with our submission of pricing data. Civil monetary penalties can be applied if we are found to have made a misrepresentation in the reporting of our average sales price for each misrepresentation and for each day in which the misrepresentation was applied, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price.  In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we will participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot guarantee that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our “covered” drugs (i.e., innovator drugs and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non-FAMP”), which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.  In addition, Section 703 of the National Defense Authorization Act for FY 2008, requires us to pay quarterly rebates to DoD on utilization of covered drugs that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU Member States have the power to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved. Historically, products launched in the EU do not follow price structures of the U.S., and generally prices tend to be significantly lower.

In various EU Member States, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposal has not yet been adopted into law. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas.

Employees

As of February 20, 2020, we employed 675 full-time employees, including 242 in research and development and 433 in selling, general and administrative and no part-time employees. 79 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. In March 2019, we entered into the Eighth Amendment to the Lease (the “Eighth Amendment”) to increase the amount of square feet of office space that we lease in the multi-tenant building in which our corporate headquarters are located. Prior to entering into the Eighth Amendment, we rented 58,442 square feet of office space in this multi-tenant building under an operating lease that is scheduled to expire on August 31, 2024. The Eighth Amendment increased the amount of leased space at this location by 4,575 square feet beginning on June 1, 2019.  The lease for this additional space, and the existing lease, will expire on August 31, 2024.

In May 2016, we entered into a lease, as amended in April 2018, under which, we rent 40,419 square feet of additional office space in a separate multi-tenant building in Cambridge, Massachusetts. The term for this lease will expire on August 31, 2024.

We have entered into other non-material leases and expect to lease additional space prior to the expiration of our leases to meet the needs of the business.

Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of the date of this Annual Report, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Corporate Information

We were incorporated under the laws of the state of Delaware on April 16, 2010 and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, we changed our name to Sage Therapeutics, Inc. under our Second Amended and Restated Certificate of Incorporation. Our mailing address and executive offices are located at 215 First Street, Cambridge, Massachusetts and our telephone number at that address is (617) 299-8380. We maintain an Internet website at the following address: www.sagerx.com. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Our lead product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for postpartum depression, or PPD, and was made commercially available beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. Our business currently depends heavily on our ability to successfully commercialize ZULRESSO in the U.S. as a treatment for PPD.  We may never be able to successfully commercialize the product or meet our expectations with respect to revenues.  Prior to launch of ZULRESSO, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of ZULRESSO in the U.S. in PPD will be sufficient for us to achieve success at the levels we expect. In addition, because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including the requirement for monitoring of the patient while ZULRESSO is administered.  Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Implementing the requirements and being ready to be certified as a site of care for administration of ZULRESSO is challenging and complex and can take a significant amount of time depending on the type of facility. A site of care must also navigate other steps to become ready to start treating women with PPD with ZULRESSO, including achieving formulary approvals, establishing treatment protocols and securing satisfactory reimbursement for the infusion.  We may find that becoming infusion-ready takes significantly longer for certain healthcare settings than the nine months or longer (or 12 months or longer, in the case of larger hospitals and healthcare systems) that we have estimated.  Certain healthcare settings may not have the infrastructure to support administration of ZULRESSO or may not be willing or able to take the steps necessary to become and remain infusion-ready as a result of the requirements related to administration of ZULRESSO or the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons. For example, sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. Healthcare settings may also limit capacity used for ZULRESSO infusions or wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake. If a sufficient number of healthcare settings capable, willing and fully ready to accept women with PPD for treatment with ZULRESSO are not available across the U.S. in the timeframes and with the overall geographic scope and capacity we expect, it could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues.  For example, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness. Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, we expect that use of ZULRESSO in the U.S. will, at least initially, be focused primarily on women with more severe symptoms of PPD. We may also encounter challenges from both commercial and government payors related to reimbursement of ZULRESSO, even from payors who have provided early positive signals, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed or requiring use of other treatments prior to ZULRESSO or applying other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion. For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. For example, a number of non-hospital sites that are willing to administer ZULRESSO to women with PPD who have commercial insurance do not currently treat Medicaid patients, which may affect our ability to generate revenue from ZULRESSO.

We may face other limitations or issues related to the price of ZULRESSO.  For example, healthcare settings may use on average fewer or more vials of ZULRESSO per patient than we expect and the average course of therapy cost may be different than we expect which may impact our results. We may be unable to comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare settings, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS, any of which could materially adversely affect our business and results of operations.  Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.

Any of these issues could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant changes to the scope and nature of our efforts.  There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ZULRESSO, or that we will be able to generate substantial revenues.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our current product candidates beyond ZULRESSO, of which zuranolone (SAGE-217) is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD, and is being explored in other indications; and other product candidates are at earlier stages. We cannot be certain that we will be able to complete ongoing clinical trials or initiate future planned clinical trials, or to announce results of such trials, with respect to zuranolone or any of our other product candidates on the timelines we expect or at all or that the results of our development programs will be positive or that the design or results of our programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. Some or all of our clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the Mountain Study, a Phase 3 clinical trial of zuranolone in MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  For example, we are currently evaluating the development and regulatory path forward for zuranolone with ongoing feedback from the FDA.  Even if we conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval in MDD, PPD or any other indication, or do not support the safety or efficacy of zuranolone or our intended profile for the product.  We also may not be able to meet the requirements for non-clinical data or clinical data needed to advance such a development program. We may find that studying higher doses in our development programs, as we plan to do with respect to zuranolone and other programs, may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.  Changes in formulation or the need to refine or scale-up the manufacturing process for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes.    We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used or there are existing therapies.  These types of delays can lead to delays in completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

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

We may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region, including in the European Union, or EU.  In order to market any product outside of the U.S., we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. For example, we continue to assess the development and regulatory pathway for both brexanolone and zuranolone in the EU and our overall EU strategy in light of our overall portfolio and program priorities. We may never file a marketing authorization application, or MAA, seeking approval of brexanolone, zuranolone or any of our other product candidates in the EU and we may never seek regulatory approval of any product or product candidate in any other country or region outside the U.S.  Even if we generate the data and information we believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

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

We have received Breakthrough Therapy designation and Fast Track designation for zuranolone in the treatment of MDD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for this product candidate in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD. We are developing our next generation product candidate, zuranolone, in the treatment of MDD, PPD, and other potential indications. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD and many of the indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD and MDD, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; reimbursement restrictions; and the cost of therapy compared to lower cost antidepressants may limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD even beyond the initial launch period.   In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Undesirable side effects caused by ZULRESSO in commercial use or in any further clinical trials, non-clinical studies, expanded access programs or investigator-sponsored studies could limit market acceptance of the product, or cause the FDA or other regulatory authorities to add significant restrictions on use or cause us to withdraw the product from the market and could have other material adverse effects on our business.  Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, or could make it more difficult for us to enroll patients in our clinical trials.  If serious adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, expanded access, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates.  Even if development continues, such adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates may result in delay or denial of FDA or other regulatory approval or result in substantial restrictions on such approval.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. By way of example, unlike earlier trials of zuranolone in MDD and PPD, the Phase 3 Mountain Study evaluating zuranolone in patients with MDD did not meet its primary endpoint. We may find that ongoing or future clinical trials of zuranolone also fail to meet their primary endpoints.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. We may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing, studying a different patient population than previously studied, or administering a product candidate with a concomitant medication.  For example, as part of ongoing development efforts, we may evaluate a higher dose of zuranolone than was studied in our pivotal clinical trials completed to date. The results from non-clinical animal models may not be replicated in clinical trials. Many drug candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.  Many drugs have failed to replicate efficacy results in larger or more complex later stage trials.  Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA or equivalent filings outside the U.S. and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our ongoing or future clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•

denial by the FDA or other regulatory authority of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of one or more clinical trials on full or partial clinical hold;

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

Changes in regulatory requirements or FDA guidance or unanticipated events during our non-clinical studies and clinical trials may force us to amend non-clinical studies and clinical trial protocols or the FDA or applicable regulatory authorities outside the U.S. may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to our clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. For example, we have paused ongoing zuranolone Phase 3 pivotal trials as we evaluate the development and regulatory path forward and next steps for the program based on our learnings to date and ongoing interactions with the FDA. We may amend the protocols for these trials, change our efforts to focus on other trials or take other steps to advance the zuranolone program.  These decisions  may increase costs, and cause us not to meet expected timelines and, correspondingly, our business and financial prospects could be adversely affected. Similarly, amendments to our non-clinical studies may adversely impact the cost, timing, or successful completion of those non-clinical studies. If we experience delays completing, or if we terminate, any of our non-clinical studies or clinical trials, or if we are required to conduct additional non-clinical studies or clinical trials, the development pathway, and ultimately the commercial prospects, for our product candidates may be harmed and our ability to generate product revenue from resulting products, if any, will be delayed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, Health Canada, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development or where clinical trials are being conducted. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical investigators or sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials and all of our clinical sites, investigators, CROs and contract laboratories comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under GMPs regulations. If we or our CROs or contract manufacturers fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we may be required to repeat clinical trials or extend the duration of, or increase the size of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures.  In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZULRESSO could be delayed.

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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We will also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone, SAGE-324, SAGE-718, SAGE-904 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance or drug product for any of our product candidates. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, and we engage new contract manufacturers, such contractor manufacturers for any approved product must scale up the manufacturing process, complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we are able to use drug product or drug substance they manufacture for commercial purposes which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our approved product(s) or successfully complete development of our current or future product candidates.

The sales, marketing and distribution capabilities we have built may not be sufficient to overcome the challenges associated with commercializing ZULRESSO.  We may not be able to build sufficient sales, marketing and distribution capabilities with respect to any of our future product candidates, if successfully developed and approved.  If we are unsuccessful in these efforts, or if we are unable to achieve market acceptance for any approved products, our business, results of operations, financial condition and prospects will be materially adversely affected.

ZULRESSO is the first product we have marketed, sold and distributed for commercial use. There is no guarantee that the systems, processes, policies, relationships and materials we have built will be sufficient to overcome the challenges associated with commercializing ZULRESSO or for successful commercialization of the product in the U.S. as a treatment for PPD.  For example, administration of ZULRESSO is limited to medically-supervised healthcare settings that are certified under a REMS program and meet the other requirements of the REMS, including the requirement for monitoring of the patient while ZULRESSO is administered.   In addition, patients receiving ZULRESSO are required, as part of the REMS program, to enroll in a registry to gather information to help further characterize the risk of excessive sedation and sudden loss of consciousness during administration of ZULRESSO and on management of the risk.   Implementing the requirements and being ready to be certified as a site of care for administration of ZULRESSO is challenging and complex and can take a significant amount of time depending on the type of facility.  A site of care must also navigate other steps to become ready to start treating women with PPD with ZULRESSO, including achieving formulary approvals, establishing treatment protocols and securing satisfactory reimbursement for the infusion.  We may find that becoming infusion-ready takes significantly longer for certain healthcare settings than the nine months we have estimated.  Certain healthcare settings may not have the infrastructure to support administration of ZULRESSO or may not be willing or able to take the steps necessary to become and remain infusion-ready as a result of the requirements related to administration of ZULRESSO or the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining acceptable reimbursement or limitations on reimbursement or for other reasons.  Healthcare settings may also limit capacity used for ZULRESSO infusions. If a sufficient number of healthcare settings capable, willing and fully ready to accept women with PPD for treatment with ZULRESSO are not available across the U.S. in the timeframes we expect, and with the overall geographic scope and capacity we expect, it could impair our ability to successfully commercialize ZULRESSO or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. We may encounter issues, delays or other challenges in commercializing ZULRESSO or any of our other product candidates that are successfully developed and approved.  For example, our results may be negatively impacted if we have not adequately sized our field teams or if our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.  Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a healthcare setting overnight for the length of stay required for treatment or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness.  We may be unable to comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare settings, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS, any of which could materially adversely affect our business and results of operations.  Similarly, healthcare providers may not accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  We may encounter unexpected limitations in the scope, breadth or amount of reimbursement covering ZULRESSO or the infusion, from both commercial and government payors, or other limitations or issues related to the price, even from payors who have provided early positive signals, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed or requiring use of other treatments prior to ZULRESSO or applying other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion.  Restrictions on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types.  For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays.  We may never seek or be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements. Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.  We may encounter similar or different commercialization efforts with respect to any of our other product candidates, if successfully developed and approved.  There is no guarantee that we will be successful in our commercialization efforts with respect to ZULRESSO or with respect to any other product candidate that may be approved in the future.

ZULRESSO or any future product, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from their sales.

The commercial success of ZULRESSO or of any of our current or future product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among the medical community, including physicians, patients and healthcare payors, and reimbursement at sufficient levels. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing and reimbursement for new drug products vary widely from country to country. In the U.S., the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Commercial third-party payors, such as private health insurers and health maintenance organizations, also decide which medications they will pay for and establish reimbursement levels, though commercial third-party payors often follow CMS’ reimbursement determinations. The availability of coverage and the extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

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
•

the potential and perceived advantages and limitations of our products over current treatment options or alternative treatments, including future alternative treatments, including in the case of ZULRESSO, the impact of limitations arising from the IV infusion mode of administration, the length of stay required for treatment, restrictions on site of care to REMS certified healthcare settings and other requirements of the REMS, the risk of excessive sedation and loss of consciousness during administration, and the availability of lower cost antidepressants;

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

•	we may be required to change the way such products are distributed or administered, conduct additional clinical trials or change the labeling of the products;
•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to remove such products from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking our products or product candidates; and
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, and could substantially increase the costs of developing our product candidates or commercializing our products and significantly impact our ability to successfully develop and commercialize our products and generate revenues.

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

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates, if approved.  In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA.  The process may delay our ability to market any such product if it is approved.

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

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO or any of our current or future product candidates, if successfully developed and approved.

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our products or product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase.

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

Our most advanced development candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/bupropion. In December 2019, Axsome Therapeutics, Inc. announced that its NMDA receptor antagonist, AXS-05, had met the primary endpoint in the company’s GEMINI Phase 3 trial in MDD, and that the company planned to submit its NDA filing in the second half of 2020.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from other companies, including Marinus Pharmaceuticals, Inc., or Marinus.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid.

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

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products.  Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone for the treatment of MDD and potentially other indications in Japan, Taiwan and South Korea. Shionogi may not be successful in its efforts to develop zuranolone, and we may never receive any additional milestone payments or any royalty payments from Shionogi. In addition, under most collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators in these efforts which may lead to decisions that hamper our overall development and commercialization activities.  In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if the collaboration terminates or if our collaborator fails to perform its obligations under the agreement. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

The success of our business depends upon our ability to successfully develop, gain approval of and commercialize products based on our current product candidates or other compounds we identify in the future. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates or our potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval.

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

The Medicaid Drug Rebate Program was established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We are required to pay a rebate to each state Medicaid program for covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the state for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer, subject to exceptions, to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Health Resources and Services Administration’s, or HRSA, 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the HHS, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the Affordable Care Act, or ACA, or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The ACA obligates HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA, the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The ACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019. This final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations. The Medicare Part B drug payment methodology is also subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress.

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

We could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and consequently the 340B drug pricing program. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot guarantee that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule, or FSS pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our covered outpatient drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price”, or Non-FAMP, which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowingly providing false information in connection with a Non-FAMP filing can subject a manufacturer to penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

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

We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and will play similar role with respect to any of our future products, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly (including any kickback, bribe or certain rebate), in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Similar to the federal anti-kickback statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes privacy, security and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information upon covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and independent contractors that perform certain services for them that involve the use or disclosure of individually identifiable health information on their behalf. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the Patient Protection and ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
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

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

In the event we enroll subjects in our ongoing or future clinical trials in the EU, we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed by, as of May 25, 2018, the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health data and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities, and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces substantial fines for breaches of the data protection rules. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom’s exiting of the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020.  While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.  The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Additionally, HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Market acceptance and sales of ZULRESSO and future approved products will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for ZULRESSO and any of our product candidates, if successfully developed and approved, is challenging, and may become even more challenging in the future due to, among other reasons, policies advanced by the current and future presidential administrations or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for ZULRESSO or for any future approved product from a sufficient number of payors, and, if reimbursement is available, that the level and terms of such reimbursement will be sufficient.  Payors may adopt restrictions on reimbursement such as requiring patients to try other lower cost therapies prior to being prescribed our product or to meet severity or other criteria more restrictive than the approved label for our product or may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication.  Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types.  For example, the availability, terms and timing of coverage from state Medicaid systems is expected to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays on the reimbursement of our products. Similarly, there are non-hospital sites of care who will not treat Medicaid patients even if they are active sites of care for ZULRESSO. Reimbursement may impact the demand for, or the price of, our products.  If reimbursement is not available on acceptable terms or is available only at limited levels, we may not be able to successfully commercialize ZULRESSO or any future approved product, or generate revenues at the levels or on the timing we expect.

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

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, in 2016, the United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU, often referred to as Brexit. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, should they issue; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our product candidates. Our owned and licensed patent applications relate to formulations and methods of use of ZULRESSO, and compositions and methods of use of certain other GABAA receptor modulators, including genus and species claims to zuranolone, SAGE-324 and SAGE-689 and NMDA receptor modulators, including SAGE-718.

We have one issued U.S. patent covering the method of treating PPD using brexanolone i.v. which is exclusively licensed to Sage by The Regents of the University of California, and will expire in 2033.  We also have an issued U.S. patent covering the formulation of brexanalone i.v., which will expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of zuranolone, two issued U.S. patents covering methods of using zuranolone, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering brexanolone i.v., zuranolone, SAGE-689 and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZULRESSO and our other product candidates, if approved.

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

For certain of our product candidates, we are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

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

With respect to our proprietary formulation of brexanolone, we have entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop brexanolone for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical/regulatory milestones and single-digit royalties on ZULRESSO. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our proprietary formulation of brexanolone is formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize brexanolone in its current formulations.

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

General Company-Related Risks

If our development efforts related to our current and future product candidates are successful, we may need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

Given the complexity and level of activities and resources that may be necessary to potentially commercialize future products, if our development efforts are successful, we may in the future need to increase our number of employees and the scope of our operations. For example, if we are ultimately successful in our development efforts with respect to zuranolone and the product is approved as a treatment for MDD, we will need to recruit and train additional qualified personnel, continue to implement and improve our managerial, operational and financial systems, and expand our facilities. In addition, in the event we expand, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage any potential expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any future products that we successfully develop, and to compete effectively will depend, in part, on our ability to effectively manage the potential future expansion of our company.

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

The rules dealing with U.S. federal, state, local and foreign income taxation are continuously under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to U.S. corporate taxation, including a reduction of the U.S. corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a migration from a “worldwide” system of taxation to a territorial system, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017, an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $1.4 billion and $1.0 billion, respectively, which begin to expire in 2031 and 2030, respectively. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $34.2 million and $7.4 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2019, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our initial public offering, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income. Under the TCJA, net operating carryforwards generated in taxable years ending after December 31, 2017 will not be subject to expiration.

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

For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been a number of significant changes to the ACA and its implementation. The TCJA includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, the President signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, has passed out of the House and was delivered to the Senate on December 16, 2019. It would require CMS to directly negotiate drug prices with manufacturers and these prices must be offered under Medicare Part B and Part D. Specifically, as the bill is currently written, the negotiated maximum price may not exceed 120 percent of the average price in Australia, Canada, France, Germany, Japan, and the United Kingdom or, if such information is not available, 85 percent of the U.S. average manufacturer price. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it could have on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We have funded our operations to date primarily through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2019, we had received net proceeds of $2.2 billion from such transactions. As of December 31, 2019, our cash, cash equivalents and marketable securities were $1.0 billion. We have incurred significant net losses in each year since our inception, including net losses of $680.2 million for the year ended December 31, 2019 and $372.9 million for the year ended December 31, 2018, and our accumulated deficit was $1.6 billion as of December 31, 2019. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also currently incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Our ability to generate significant product revenue from sales of ZULRESSO or any future approved product depends on a number of factors, including, but not limited to:

•

with respect to an approved product, our ability to commercialize the product by developing and effectively deploying a sales force or entering into collaborations with third parties, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

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

We are currently commercializing ZULRESSO and advancing our product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses to increase substantially as we continue to advance our product candidates in clinical trials, continue our discovery efforts and seek regulatory approval of our product candidates, if we generate positive data in our other clinical programs.  We also continue to incur significant expenses in connection with the commercialization of ZULRESSO and would expect commercialization expenses to increase significantly to commercialize other products, if successfully developed and approved. Depending on the amount and timing of revenues from sales of ZULRESSO and the status of development efforts, regulatory approval or, if approved, commercialization of our current or future product candidates, we will also require additional capital to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2019, our cash, cash equivalents and marketable securities were $1.0 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Annual Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, if any of our product candidates are approved, our stock price is likely to decline which would make a future financing more difficult.  For example, after the announcement of the top-line results of the Phase 3 Mountain Study of zuranolone on December 5, 2019, our stock price declined significantly and has remained significantly lower than it had been prior to the results announcement. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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
•

plans for, progress of, timing of, changes to, delays in or results from clinical trials or non-clinical studies of zuranolone or any of our other product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of our CNS therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets, including as a result of U.S. or world events;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. In March 2019, we entered into the Eighth Amendment to the Lease (the “Eighth Amendment”) to increase the amount of square feet of office space that we lease in the multi-tenant building in which our corporate headquarters are located. Prior to entering into the Eighth Amendment, we rented 58,442 square feet of office space in this multi-tenant building under an operating lease that is scheduled to expire on August 31, 2024. The Eighth Amendment increased the amount of leased space at this location by 4,575 square feet beginning on June 1, 2019.  The lease for this additional space, and the existing lease, will expire on August 31, 2024.

In May 2016, we entered into a lease, as amended in April 2018, under which, we rent 40,419 square feet of additional office space in a separate multi-tenant building in Cambridge, Massachusetts. The term for this lease will expire on August 31, 2024.

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

Stockholders

As of February 20, 2020, there were five stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since July 18, 2014, which is the date our shares began trading, through December 31, 2019, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on July 18, 2014, in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

*	$100 invested on July 18, 2014 in stock or index.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended or the

Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Product revenue, net	$3,957	$—	$—	$—	$—
Collaboration revenue	2,911	90,273	—	—	—
Total revenue	6,868	90,273	—	—	—
Operating costs and expenses:
Cost of goods sold	400	—	—	—	—
Research and development	368,815	282,107	210,277	120,756	69,357
Selling, general and administrative	345,777	201,404	62,878	39,407	25,293
Total operating costs and expenses	714,992	483,511	273,155	160,163	94,650
Loss from operations	(708,124)	(393,238)	(273,155)	(160,163)	(94,650)
Interest income, net	27,804	20,334	3,099	1,211	178
Other income (expense), net	82	22	(64)	(35)	(23)
Net loss	(680,238)	(372,882)	(270,120)	(158,987)	(94,495)
Net loss per share—basic and diluted(1)	$(13.38)	$(8.08)	$(7.09)	$(4.75)	$(3.40)
Weighted average number of common shares outstanding—basic and diluted(1)	50,833,837	46,121,194	38,113,678	33,492,795	27,778,288

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$126,705	$190,943	$306,235	$168,517	$186,753
Marketable securities	881,688	731,833	212,613	228,962	—
Working capital(2)	922,965	858,665	473,124	367,410	173,184
Total assets	1,084,150	952,705	529,937	404,531	189,016
Common stock and additional paid-in capital	2,587,327	1,827,026	1,066,064	688,963	335,035
Total stockholders’ equity	944,655	862,971	475,475	368,517	173,695

(1)	See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share.
(2)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part I, Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Information pertaining to fiscal year 2017 was included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, on pages 79 through 97, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 19, 2019.

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

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Annual Report.

Our lead product, ZULRESSO (brexanolone) injection, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABA A receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the DEA and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. PPD is one of the most common medical complications during and after pregnancy.  Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, we expect use of ZULRESSO will, at least initially, be focused primarily on women with severe PPD.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.

Our next most advanced product candidate is zuranolone (SAGE-217), an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  Zuranolone is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to zuranolone in the treatment of MDD.  To date, we have completed three pivotal clinical trials of zuranolone, two in MDD and one in PPD.  The first completed pivotal trial evaluating zuranolone in the treatment of MDD and the pivotal trial evaluating zuranolone in the treatment of PPD both met their primary endpoints.  On December 5, 2019, we reported top-line results from the pivotal Phase 3 clinical trial evaluating the effect of zuranolone on depressive symptoms in adults with MDD, known as the Mountain Study, in which patients received a two-week course of zuranolone or placebo followed by four weeks of blinded follow-up, with an open-label extension to continue to follow patients for up to six months. The Mountain Study did not meet its primary endpoint of a statistically significant reduction from baseline compared to placebo in the HAMD-17 total score at Day 15. Zuranolone 30 mg, given once-daily as an oral treatment, was associated with a mean reduction of 12.6 in the HAMD-17 total score compared to 11.2 for placebo (p=0.115). Patients in the zuranolone 30 mg group achieved statistically significant reductions in the HAMD-17 total score at Days 3, 8 and 12 (p<0.018 for each timepoint). The most common adverse events (≥5%) in either zuranolone group were headache, dizziness, somnolence, fatigue, diarrhea, sedation and nausea.

We are in the process of applying learnings from the pivotal program to date and ongoing feedback from the FDA to evaluate the development and regulatory path forward for zuranolone and to inform next steps in advancing the program, including next steps with respect to existing trials. Phase 3 trials that have been commenced include the following:

-The Shoreline Study is an open-label, long-term Phase 3 clinical trial in MDD evaluating the safety of as-needed repeat treatment with zuranolone in which patients receive an initial two-week course of zuranolone and as needed retreatment for up to one year.  Enrollment of patients receiving the 30mg dose in the Shoreline Study was completed in the third quarter of 2019, and we expect to report top-line results as to those patients in 2020.  We are assessing the potential to add an additional cohort of patients to this trial to evaluate a higher dose.

-The Redwood Study is a placebo-controlled Phase 3 clinical trial in MDD evaluating the efficacy (time to first relapse) and long-term safety of fixed interval zuranolone monotherapy maintenance treatment (treatment without traditional antidepressants) in which randomized patients receive a two-week course of zuranolone or placebo every two months until the first relapse for up to one year.  Dosing commenced in this trial in the third quarter of 2019, however we paused further enrollment and dosing in this trial in December 2019 as we evaluate the overall development and regulatory path forward for zuranolone and consider potential amendments to the trial or other next steps for the pivotal program.

-The Rainforest Study is a placebo-controlled polysomnography Phase 3 clinical trial of zuranolone in patients with MDD who have co-morbid insomnia. We have paused this trial as we evaluate the overall development and regulatory path forward for zuranolone and consider potential amendments to the trial or other next steps for the pivotal program.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors.  SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including essential tremor, epileptiform disorders and Parkinson’s disease. Results from our Phase 1 clinical program demonstrated that the profile of SAGE-324 includes good oral bioavailability and a pharmacokinetic profile consistent with once-daily dosing.  We have also studied SAGE-324 in a Phase 1 single dose, open-label clinical trial involving a small number of patients with essential tremor.  Based on the results of the Phase 1 clinical program, including the positive signal observed in the small cohort of patients with essential tremor, and our other work in this area to date, we initiated study-related activities for a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor in the fourth quarter of 2019, and plan to commence dosing in the first half of 2020. Our portfolio of novel GABAA receptor positive allosteric modulators also includes SAGE-689, intended for intramuscular administration, for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain.  In December 2019, we reported top-line results from a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of SAGE-718 in a small cohort of patients with early Huntington’s disease. In the 14-day open-label study, the safety, tolerability, and pharmacokinetic profile of daily SAGE-718 oral solution were evaluated in six patients with early Huntington’s disease. In the study, SAGE-718 was well tolerated, with no serious adverse events or adverse events leading to treatment discontinuation. In addition, patients demonstrated improved performance, compared to baseline, on assessments of executive functioning, with measures relevant to the core cognitive decline observed in people with Huntington’s disease. These results are comparable to improvements in measures of executive function observed in an earlier Phase 1 cohort of individuals without Huntington’s disease.  We plan to evaluate SAGE-718 in Phase 2a open-label studies evaluating patients with certain other cognition-related disorders, which will inform potential advancement of SAGE-718 into further Phase 2 clinical development, including in Huntington’s Disease.  Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019.

We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABA A and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also continue to evaluate business development opportunities in potential new areas of interest.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of zuranolone in Japan, Taiwan and South Korea. Based on experience during the initial six months of the ZULRESSO launch, we now anticipate that it will take nine months or longer, varying by site, for the majority of interested healthcare settings to complete the key actions required to become ready to infuse patients. We expect that many larger hospitals and healthcare systems will take 12 months or longer to become treatment-ready, often as a result of institutional barriers. The actions required for a healthcare setting to be ready to treat patients include: becoming REMS-certified, achieving formulary approvals, establishing protocols for administering ZULRESSO and securing satisfactory reimbursement. We expect that some treatment-ready sites will wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.  Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  We also expect that the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems will vary significantly by state. As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next couple of quarters with an increase in the rate of growth of ZULRESSO revenue anticipated in the second half of 2020, assuming an increase in the number of sites, including larger hospitals, administering ZULRESSO to treat women with PPD and an increase in the volume of patients treated at existing sites. To accomplish this objective, we are guiding large sites through the steps necessary to become treatment-ready and supporting hospital administrations’ efforts to reduce the complexity of those steps. We are early in the launch of ZULRESSO and will continue to evaluate trends related to revenue momentum for ZULRESSO.

We have incurred net losses in each year since our inception, and we have an accumulated deficit of $1.6 billion as of December 31, 2019. Our net losses were $680.2 million, $372.9 million and $270.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to advance Phase 3 clinical development of zuranolone;
•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S.;
•	fulfill our post-approval clinical trial commitments related to ZULRESSO;
•	prepare for a potential NDA filing and pre-launch activities with respect to zuranolone, if our pivotal program is successful and supports a filing;
•	continue to advance clinical development of SAGE-324 with an initial focus on development in essential tremor, certain epileptiform disorders, and potentially other neurological conditions;
•	continue to advance clinical development of SAGE-718 with an initial focus on development in indications involving NMDA receptor hypofunction, including potentially Huntington’s disease;
•	advance one or more non-clinical stage compounds into Phase 1 clinical development, and conduct ongoing and planned Phase 1 clinical trials;
•

continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•	determine the potential development and regulatory pathway for zuranolone in the EU and our EU strategy;
•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•

continue to manufacture supplies of zuranolone for ongoing late stage clinical trials; refine the formulation and improve the manufacturing process for our other product candidates; and manufacture clinical supplies as development progresses;

•

as our development efforts succeed, add personnel, including personnel to support our product development and ongoing and future commercialization efforts, and incur increases in stock-based compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for our products and product candidates in markets outside the U.S.;
•	evaluate business development opportunities;
•	add operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Annual Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi.  Based on experience during the initial six months of the ZULRESSO launch, we now anticipate that it will take nine months or longer, varying by site, for the majority of interested healthcare settings to complete the key actions required to become ready to infuse patients. We expect that many larger hospitals and healthcare systems will take 12 months or longer to become treatment-ready, often as a result of institutional barriers. The actions required for a healthcare setting to be ready to treat patients include becoming REMS-certified, achieving formulary approvals, establishing protocols for administering ZULRESSO and securing satisfactory reimbursement.  We expect that some treatment-ready sites will wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  We also expect that the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems will vary significantly by state. As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next couple of quarters with an increase in the rate of growth of ZULRESSO revenue anticipated in the second half of 2020, assuming an increase in the number of sites, including larger hospitals, administering ZULRESSO to treat women with PPD and an increase in the volume of patients treated at existing sites. To accomplish this objective, we are guiding large sites through the steps necessary to become treatment-ready and supporting hospital administrations’ efforts to reduce the complexity of those steps. We are early in the launch of ZULRESSO and will continue to evaluate trends related to revenue momentum for ZULRESSO.  We expect that, even if we start to see revenue growth in the second half of 2020, revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

Any failure to complete any stage of the development of any potential product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with not completing our programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part I, Item 1A of Annual Report under the heading “Risk Factors”.

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

We anticipate that we will continue to incur significant selling, general and administrative expenses, including payroll and related expenses, as we continue to support our commercial activities associated with ZULRESSO and the other aspects of our business and operations. We also expect that selling, general and administrative expenses will increase in the future if we are successful in our development efforts and are preparing for potential commercialization of our current or future product candidates, if approved. We also anticipate significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

We received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of our revenues were derived from our collaboration agreement with Shionogi. The terms of our collaboration agreement include consideration such as non-refundable license fees, reimbursement of any development costs we incur on behalf of Shionogi, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services to supply drug product for clinical trials, and sales-based milestones and royalties on product sales.

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

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. To date, revenue from our collaboration agreement with Shionogi has come from an initial, upfront fee upon execution of the agreement and for the supply of drug product for Shionogi clinical trials.

Product revenue

We recognize product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss. We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at December 31, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2019, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Government Rebates: We are subject to discount obligations under government programs, including Medicaid. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenues and a current liability that is included in accrued expenses on our consolidated balance sheets.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Financial Assistance: We provide voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. We estimate the financial assistance amounts for ZULRESSO and record any such amounts within accrued expenses on the consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the Company expects to receive using demographics for patients who have registered and been approved for assistance. Any adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we offer our customers that purchase ZULRESSO directly from us limited product return rights for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on our consolidated balance sheets. Based on the distribution model for ZULRESSO, contractual inventory limits with our customers, the product price and limited contractual return rights, we believe there will be minimal ZULRESSO returns. We have experienced no product returns to date. We will update our estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

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

We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.  For grants of restricted stock units, we base the fair value on the stock price as of the date of grant. Prior to January 1, 2019, the majority of our grants were stock options. Effective January 1, 2019, for grants to employees, we began to grant a mix of stock options and restricted stock units.

Effective January 1, 2019, we recognize compensation expense for stock-based awards, including grants of stock options and restricted stock units, made to non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period.  Through December 31, 2018, we recognized compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the awards on each date on which the awards vest. Compensation expense was recognized over the vesting period, provided that services were rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options was re-measured using the then-current fair value of our common stock and updated assumptions using the Black-Scholes option-pricing model.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, we lacked sufficient company-specific historical and implied volatility information, and as a result, we used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations. Beginning in 2016, we estimated our expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of our common stock and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our common stock price for the duration of the expected term. The expected term of the options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of our options granted to non-employee consultants has been determined based on the contractual term of the options, and effective January 1, 2019, the “simplified” method is used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The fair value of each option granted under our equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected volatility	71.34%	74.45%	79.89%
Risk-free interest rate	2.21%	2.68%	2.03%
Expected life of option	6.05 years	6.04 years	6.03 years

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

At December 31, 2019, we had unrecognized stock-based compensation expense related to our unvested service-based stock option awards of $283.4 million, which is expected to be recognized over the remaining weighted average vesting period of 2.44 years.

At December 31, 2019, 485,595 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $35.7 million.

At December 31, 2019, 333,243 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $52.6 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the consolidated financial statements included in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Product revenue, net	$3,957	$—	$3,957
Collaboration revenue	2,911	90,273	(87,362)
Total revenue	6,868	90,273	(83,405)
Operating costs and expenses:
Cost of goods sold	400	—	400
Research and development	368,815	282,107	86,708
Selling, general and administrative	345,777	201,404	144,373
Total operating costs and expenses	714,992	483,511	231,481
Loss from operations	(708,124)	(393,238)	(314,886)
Interest income, net	27,804	20,334	7,470
Other income (expense), net	82	22	60
Net loss	$(680,238)	$(372,882)	$(307,356)

Product revenue, net

We began to record net product revenues in the second quarter of 2019 following the approval of ZULRESSO by the FDA on March 19, 2019 and its subsequent commercial launch in the U.S. in June 2019. During the year ended December 31, 2019, we recognized $4.0 million of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

During the year ended December 31, 2019, we recognized $2.9 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone drug product for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement and Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Effective June 12, 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea. Under the terms of the agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of zuranolone for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to us upon execution of the agreement of $90.0 million, and it was recorded as collaboration revenue in the three months ended June 30, 2018.

Cost of goods sold

Cost of goods sold of $0.4 million for the year ended December 31, 2019 is related to royalties on net sales payable to CyDex and The Regents of the University of California under license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report), labeling and packaging costs incurred after FDA approval for ZULRESSO, and certain distribution costs. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the year ended December 31, 2019. We expect our cost of goods sold for ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$146,819	$56,925	$89,894
SAGE-324	21,449	9,461	11,988
SAGE-718	11,887	13,576	(1,689)
brexanolone (SAGE-547)	12,764	32,184	(19,420)
Other research and development programs	40,503	36,584	3,919
Unallocated expenses	72,462	82,506	(10,044)
Stock-based compensation	62,931	50,871	12,060
Total research and development expenses	$368,815	$282,107	$86,708

Research and development expenses for the year ended December 31, 2019 were $368.8 million, compared to $282.1 million for the year ended December 31, 2018. The increase of $86.7 million was primarily due to the following:

•	an increase of $89.9 million in expenses related to conduct of our Phase 3 clinical trials of zuranolone in MDD and supporting supply chain activities;

•

an increase of $12.0 million in expenses related to conduct of our Phase 1 clinical trials of SAGE-324 and the initiation of study-related activities for a Phase 2 clinical trial in the treatment of essential tremor;

•	a decrease of $19.4 million in expenses related to our brexanolone program, due to the completion of the Phase 3 clinical trials in PPD; and

•

an increase of $12.1 million in non-cash stock-based compensation expense, due to the achievement of performance-based vesting criteria of $14.0 million during the year ended December 31, 2019. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $2.5 million for the year ended December 31, 2018.

Selling, general and administrative expenses

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel-related	$122,857	$62,610	$60,247
Stock-based compensation	90,300	51,092	39,208
Professional fees	76,594	69,300	7,294
Other	56,026	18,402	37,624
Total selling, general and administrative expenses	$345,777	$201,404	$144,373

Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were $345.8 million and $201.4 million, respectively.  The increase of $144.4 million was primarily due to the following:

•	an increase of $60.2 million in personnel-related costs in connection with the hiring of additional full-time employees to support the growth of our operations and commercial related activities;

•

an increase of $39.2 million in non-cash stock-based compensation expense, due to the hiring of additional full-time employees to support the growth of our operations, the increase in the fair market value of our common stock and the achievement of performance-based vesting criteria. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $13.2 million during the year ended December 31, 2019. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $8.9 million during the year ended December 31, 2018;

•

an increase of $7.3 million in professional fees associated with expanding operations, primarily for costs related to preparations for the commercial launch of ZULRESSO in the U.S., which commenced on June 24, 2019; and

•

an increase of $37.6 million in other expenses due to increased costs associated with facilities, along with other corporate infrastructure and office-related costs, such as information technology costs.

Interest income, net and other expense, net

Interest income, net, and other expense, net, for the years ended December 31, 2019 and 2018 were $27.9 million and $20.4 million, respectively.  The primary reason for the increase was an increase in the balance of marketable securities.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi. To date, we have incurred recurring net losses. As of December 31, 2019, we had an accumulated deficit of $1.6 billion. From our inception through December 31, 2019, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings in April 2015, January 2016, September 2016, November 2017, February 2018 and February 2019.

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

As of December 31, 2019, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.0 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(528,706)	$(260,671)
Investing activities	(143,156)	(512,461)
Financing activities	607,624	659,358
Total	$(64,238)	$(113,774)

Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $528.7 million, compared to $260.7 million for the year ended December 31, 2018. The increase of $268.0 million was primarily due to the following:

•

An increase of $307.4 million in cash used related to our net loss, primarily due to an increase in selling, general and administrative expenses due to increased headcount and other costs to support our expanding operations and increased research and development activities related to our development programs along with increased headcount in related functions;

•

Offset by an increase of $51.9 million in non-cash charges, primarily due to an increase in stock-based compensation expense due to the hiring of additional full-time employees to support growth of our operations, the increase in the fair market value of our common stock and the achievement of performance-based vesting criteria; and

•	Offset by a decrease of $12.6 million in cash provided by changes in our operating assets and liabilities, primarily due to the growth of the business and the timing of vendor invoicing and payments.

Investing Activities

During the years ended December 31, 2019 and 2018, net cash used in investing activities was $143.2 million and net cash provided by investing activities was $512.5 million, respectively.  During the years ended December 31, 2019 and 2018, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our underwritten follow-on public offering during February 2018 and February 2019.

Financing Activities

During the years ended December 31, 2019 and 2018, net cash provided by financing activities was $607.6 million and $659.4 million, respectively, which primarily consisted of net proceeds from follow-on underwritten public offerings of our common stock, after deducting commissions and underwriting discounts and offering costs.

Operating Capital Requirements

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Based on experience during the initial six months of the ZULRESSO launch, we now anticipate that it will take nine months or longer, varying by site, for the majority of interested healthcare settings to complete the key actions required to become ready to infuse patients. We expect that many larger hospitals and healthcare systems will take 12 months or longer to become treatment-ready, often as a result of institutional barriers. The actions required for a healthcare setting to be ready to treat patients include becoming REMS-certified, achieving formulary approvals, establishing protocols for administering ZULRESSO and securing satisfactory reimbursement. We expect that some treatment-ready sites will wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  We also expect that the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems will vary significantly by state. As a result, we expect that revenue growth from sales of ZULRESSO may lag the expected increase in the number of infusion-ready sites, if such increase occurs.  Given these dynamics, we expect ZULRESSO revenue growth will be modest over the next couple of quarters with an increase in the rate of growth of ZULRESSO revenue anticipated in the second half of 2020, assuming an increase in the number of sites, including larger hospitals, administering ZULRESSO to treat women with PPD and an increase in the volume of patients treated at existing sites. To accomplish this objective, we are guiding large sites through the steps necessary to become treatment-ready and supporting hospital administrations’ efforts to reduce the complexity of those steps. We are early in the launch of ZULRESSO and will continue to evaluate trends related to revenue momentum for ZULRESSO.  We expect that, even if we start to see revenue growth in the second half of 2020, revenues are likely to fluctuate quarter to quarter. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential future commercialization of product candidates beyond ZULRESSO that are successfully developed and approved; begin to commercialize any such products, if successfully developed and approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO and any future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. During that time, we expect that our expenses will increase substantially as we:

•

Continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S., focusing on enabling broad access for women with PPD, activating treatment-ready sites of care, increasing confidence in and the strength of payor coverage and fulfilling our post-approval clinical trial requirements and commitments related to ZULRESSO;

•

Continue to advance Phase 3 clinical development of zuranolone; determine a clear development and regulatory path forward; continue to evaluate the potential of zuranolone in other indications; and if our pivotal program for zuranolone is ultimately successful and supports a filing of an NDA with the FDA, prepare and file an NDA and execute pre-launch activities;

•	Support our collaboration with Shionogi & Co., Ltd., or Shionogi, for zuranolone in Japan, Taiwan and South Korea;
•	Advance SAGE-324 through completion of the ongoing Phase 2 clinical trial in essential tremor, with potential future development in certain epileptiform disorders and other neurological conditions;
•

Evaluate SAGE-718 in Phase 2a open-label clinical studies in patients with certain cognition-related disorders, and then determine potential next steps for advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s Disease;

•	Advance one or more non-clinical stage compounds into Phase 1 clinical development, and conduct ongoing and planned Phase 1 clinical trials;
•

Continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional CNS indications or in new formulations, and to identify new drug candidates in the treatment of CNS disorders;

•

Evaluate the market potential and regulatory pathways for our product candidates in the EU and other countries outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;

•

Continue to explore other opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, particularly in markets outside the U.S.;

•	Bring to market any of our other CNS product candidates that are successfully developed and approved;
•

Enhance the probability of our success by developing unique assets with differentiated features, and focus our internal development activities on indications where we can make well-informed and rapid go/no-go decisions;

•

Maintain, leverage and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth;

•	Continue to improve the manufacturing process for our product candidates, and manufacture clinical supplies as development progresses; and
•	Incur non-cash stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards.

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, the success of which will depend on a number of factors, including the rate, degree and level of market acceptance for ZULRESSO in the treatment of PPD in the U.S., including the impact of factors such as: the availability of healthcare settings that have achieved the key steps necessary to administer ZULRESSO; the willingness of healthcare settings to undertake those steps and to make sufficient capacity available; the number, geographic scope and amount of capacity of infusion-ready sites; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting, both by commercial and government payors, and the nature of limitations on reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO, healthcare settings willing to administer ZULRESSO and women with PPD who agree to be treated with ZULRESSO;

•	the timing and amount of costs associated with our commercialization of ZULRESSO;
•

the initiation, progress, timing, costs, and results of ongoing, planned and future non-clinical studies and clinical trials for zuranolone and our other existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing regulatory filings;

•

the ability of zuranolone and our other clinical-stage product candidates to progress through clinical development successfully; the timing, scope and outcome of regulatory filings, reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

•

the outcome of regulatory and other discussions and activities focused on potential pathways for advancing our product candidates in the EU and other markets outside the U.S., if we choose to proceed there, and the scope and timing of resulting decisions and plans, if any, we make to build or expand in those markets;

•

the size of the PPD market and the portion of the population for which ZULRESSO may be prescribed; the size of the markets for which zuranolone and our other product candidates may be approved in the future, if successfully developed; the portion of the population in the approved indications for which our future products are actually prescribed; the rate and degree of market acceptance for our products, and the pricing, availability and level of reimbursement for our products;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$43,779	$10,244	$18,870	$14,665	$—
Total(1)(2)(3)	$43,779	$10,244	$18,870	$14,665	$—

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

(1)

We lease office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting, as of December 31, 2019, of 63,017 square feet in the first building under an operating lease that will expire on August 31, 2024, 40,419 square feet in the second building under an operating lease that will expire on August 31, 2024 and 15,975 square feet in the third building under an operating lease that will expire on February 29, 2024. We lease office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024. In March 2019, we entered into the Eighth Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019. The term for this additional space will expire on August 31, 2024. We expect to lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable. From June 2018 to January 2019, we entered leases for vehicles for field-based employees that are for a term of three years and will expire on various dates through January 31, 2022.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with The Regents of the University of California. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $25.2 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. For the year ended December 31, 2019, we recorded an intangible asset and made cash payments of $3.5 million under these license agreements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of approximately $1.0 billion as of December 31, 2019. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2019.

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development costs amounted to $46.9 million as of December 31, 2019, which include accruals for these estimated ongoing research and development costs.  Any accrual estimates are based on a number of factors, including management’s knowledge of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued research and development costs is a critical audit matter are there was significant judgment made by management in developing the accrued costs, as the estimates are based on a number of factors, including management’s knowledge of progress towards completion of the research and development activities, invoicing to date under the contracts, and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence for these accrued costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development costs, including controls over the review of contracts, accumulating information on actual costs incurred during the period, and assessment of progress towards completion of the research and development activities. These procedures also included, among others, (1) testing management’s process for estimating accrued research and development costs, (2) evaluating the appropriateness of the method used by management to develop the estimates, (3) evaluating the reasonableness of the factors used in developing the estimates, including the progress towards completion of specific tasks and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost at period end, and (4) testing the completeness and accuracy of the data inputs to the estimates, including total costs included within executed contracts and actual billed expenses under these contracts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2020

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$126,705	$190,943
Marketable securities	881,688	731,833
Prepaid expenses and other current assets	26,700	21,919
Total current assets	1,035,093	944,695
Property and equipment, net	9,126	5,643
Restricted cash	2,367	2,367
Right-of-use operating asset	33,771	—
Other long-term assets	3,793	—
Total assets	$1,084,150	$952,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,266	$34,036
Accrued expenses	86,618	51,994
Operating lease liability, current portion	10,244	—
Total current liabilities	112,128	86,030
Operating lease liability, net of current portion	26,848	—
Other liabilities	519	3,704
Total liabilities	139,495	89,734
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2019 and December 31, 2018; 51,880,227 and 46,891,296 shares issued at December 31, 2019 and December 31, 2018; 51,877,194 and 46,888,263 shares outstanding at December 31, 2019 and December 31, 2018	5	5
Treasury stock, at cost, 3,033 shares at December 31, 2019 and December 31, 2018	(400)	(211)
Additional paid-in capital	2,587,322	1,827,021
Accumulated deficit	(1,643,567)	(963,329)
Accumulated other comprehensive gain (loss)	1,295	(515)
Total stockholders’ equity	944,655	862,971
Total liabilities and stockholders’ equity	$1,084,150	$952,705

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Product revenue, net	$3,957	$—	$—
Collaboration revenue	2,911	90,273	—
Total revenue	6,868	90,273	—
Operating costs and expenses:
Cost of goods sold	400	—	—
Research and development	368,815	282,107	210,277
Selling, general and administrative	345,777	201,404	62,878
Total operating costs and expenses	714,992	483,511	273,155
Loss from operations	(708,124)	(393,238)	(273,155)
Interest income, net	27,804	20,334	3,099
Other income (expense), net	82	22	(64)
Net loss	$(680,238)	$(372,882)	$(270,120)
Net loss per share—basic and diluted	$(13.38)	$(8.08)	$(7.09)
Weighted average number of common shares outstanding—basic and diluted	50,833,837	46,121,194	38,113,678
Comprehensive loss:
Net loss	$(680,238)	$(372,882)	$(270,120)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	1,810	(486)	73
Total other comprehensive gain (loss)	1,810	(486)	73
Total comprehensive loss	$(678,428)	$(373,368)	$(270,047)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2016	37,222,172	$4	346	$(17)	$688,959	$(102)	$(320,327)	$368,517
Issuance of common stock from exercise of stock options	706,222	1	—	—	15,436	—	—	15,437
Issuance of common stock under employee stock purchase plan	15,718	—	—	—	771	—	—	771
Purchase of treasury stock	—	—	614	(96)	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	35,142	—	—	35,142
Public offering of common stock, net of offering costs	4,058,822	—	—	—	325,751	—	—	325,751
Unrealized gain on available-for-sale securities	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(270,120)	(270,120)
Balances at December 31, 2017	42,002,934	5	960	(113)	1,066,059	(29)	(590,447)	475,475
Issuance of common stock from exercise of stock options	824,188	—	—	—	27,014	—	—	27,014
Issuance of common stock under employee stock purchase plan	19,687	—	—	—	2,705	—	—	2,705
Purchase of treasury stock	—	—	2,073	(98)	—	—	—	(98)
Stock-based compensation expense	—	—	—	—	100,993	—	—	100,993
Public offering of common stock, net of offering costs	4,032,012	—	—	—	631,154	—	—	631,154
Unrealized loss on available-for-sale securities	—	—	—	—	—	(486)	—	(486)
Vesting of restricted stock units, net of employee tax obligations	9,442	—	—	—	(904)	—	—	(904)
Net loss	—	—	—	—	—	—	(372,882)	(372,882)
Balances at December 31, 2018	46,888,263	5	3,033	(211)	1,827,021	(515)	(963,329)	862,971
Issuance of common stock from exercise of stock options	1,031,989	—	—	—	44,276	—	—	44,276
Issuance of common stock under employee stock purchase plan	55,404	—	—	—	5,744	—	—	5,744
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	151,508	—	—	151,508
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,810	—	1,810
Vesting of restricted stock units, net of employee tax obligations	68,204	—	—	—	(2,175)	—	—	(2,175)
Net loss	—	—	—	—	—	—	(680,238)	(680,238)
Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(680,238)	$(372,882)	$(270,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	153,231	101,963	35,534
Premium on marketable securities	(3,674)	(215)	(105)
Amortization of discount on marketable securities	(6,966)	(9,892)	(293)
Depreciation	2,283	1,143	531
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,781)	(15,462)	(1,127)
Other long-term assets	(3,793)	—	—
Right-of-use operating asset	8,168	—	—
Operating lease liabilities, current	2,804	—	—
Operating lease liabilities, non-current	(10,761)	—	—
Accounts payable	(18,783)	24,544	(3,693)
Accrued expenses and other liabilities	33,804	10,130	19,996
Net cash used in operating activities	(528,706)	(260,671)	(219,277)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	1,171,270	974,757	261,225
Purchases of marketable securities	(1,308,675)	(1,484,358)	(244,403)
Purchases of property and equipment	(5,751)	(2,860)	(1,360)
Net cash provided by (used in) investing activities	(143,156)	(512,461)	15,462
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	48,850	29,108	15,972
Payment of employee tax obligations related to vesting of restricted stock units	(2,175)	(904)	—
Payments of offering costs	(328)	(340)	(179)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	561,277	631,494	326,025
Net cash provided by financing activities	607,624	659,358	341,818
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,238)	(113,774)	138,003
Cash, cash equivalents and restricted cash at beginning of period	193,310	307,084	169,081
Cash, cash equivalents and restricted cash at end of period	$129,072	$193,310	$307,084
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$65	$51	$138
Right-of-use assets obtained in exchange for new operating lease liabilities	$872	$—	$—
Landlord tenant incentive included in other current assets	$—	$229	$—
Purchases of property and equipment financed with landlord tenant incentive	$—	$—	$1,665
Public offering costs included in accounts payable	$—	$—	$95

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.  The Company’s lead product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration (“FDA”) in March 2019, for the treatment of postpartum depression (“PPD”) in adults, and was made commercially available in the U.S. beginning on June 24, 2019 after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration and incorporation of the scheduling into the FDA-approved label and other product information. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

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

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2019, the Company had an accumulated deficit of $1.6 billion. From its inception through December 31, 2019, the Company received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings in April 2015, January 2016, September 2016, November 2017, February 2018 and February 2019. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to also finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next 12 months from the filing date of this Annual Report. At some point after that time, the Company will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek additional capital if market conditions are favorable or in light of other strategic considerations.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2019 and December 31, 2018, cash equivalents were comprised of cash equivalents, commercial paper and money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other expense, net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers several factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  No declines in value were deemed to be other than temporary during the years ended December 31, 2019 and December 31, 2018.

Restricted Cash

For the initial facility of the Company, a deposit of $39,000 was restricted from withdrawal as of December 31, 2019 and 2018. The restriction is related to securing the initial lease and the restriction will expire in 2024, in accordance with the most recent amendment to the operating lease agreement. A deposit of $0.3 million was restricted from withdrawal as of December 31, 2019 and 2018.  The restriction is related to securing an amendment to the lease of the initial facility of the Company and the restriction will expire in 2024, in accordance with the most recent amendment to the operating lease agreement.  These balances are included in restricted cash on the accompanying consolidated balance sheets.

A deposit of $0.5 million was restricted from withdrawal as of December 31, 2019 and 2018. The restriction is related to securing the separate facility lease on the second multi-tenant building in May 2016 and the restriction will expire in 2024, in accordance with the most recent amendment to the operating lease agreement. A deposit of $0.4 million was restricted from withdrawal as of December 31, 2018.  The restriction is related to securing an amendment to the lease of the separate facility of the Company and the restriction will expire in 2024, in accordance with the most recent amendment to the operating lease agreement. These balances are included in restricted cash on the accompanying consolidated balance sheets.

A deposit of $0.4 million was restricted from withdrawal as of December 31, 2019 and 2018.  The restriction is related to securing a separate facility lease on the third multi-tenant building in December 2018 that will expire on February 29, 2024, under which, beginning on March 1, 2019, the Company will rent 15,975 square feet of additional office space. The restriction will expire in 2024, in accordance with the operating lease agreement. This balance is included in restricted cash on the accompanying consolidated balance sheet.

A deposit of $0.7 million was restricted from withdrawal as of December 31, 2019 and 2018.  The restriction is related to securing leases on automobiles for employees who are based in the field. The restriction will expire in 2021, in accordance with the lease agreement. This balance is included in restricted cash on the accompanying consolidated balance sheet.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors; specialty pharmacies; and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program, in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets and the amount was not significant as of December 31, 2019.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive loss. Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets and the amount was not significant as of December 31, 2019.

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

Intangible assets

The Company had no intangible assets as of December 31, 2018. The Company received FDA approval for ZULRESSO on March 19, 2019, and as a result, the Company was required to pay to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California milestone payments of $3.0 million and $0.5 million, respectively. At March 31, 2019, the amount of these milestones was capitalized as an intangible asset, and will be amortized to cost of goods sold over the expected useful life of the asset.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. In addition, the Company’s contracts contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as lease components.

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, net of current portion in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases; maintenance and tolls for leased vehicles, and are expensed when incurred.

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

Research and Development Costs and Accruals

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, overhead costs, depreciation, contract services and other related costs. Research and development costs are expensed to operations as the related obligation is incurred.

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period.  Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Patent Costs

The Company expenses patent costs as incurred and classifies such costs as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its common stock price for the duration of the expected term. The expected term of the options granted to employees and non-employee directors by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of its options granted to non-employee consultants has been determined based on the contractual term of the options, and effective January 1, 2019, the “simplified” method is used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company reported a net loss for the years ended December 31, 2019, 2018 and 2017.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company’s cash equivalents and marketable securities at December 31, 2019 and 2018 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2019 and 2018, respectively.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The singular focus of the Company is developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.

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

On February 27, 2019, the Company completed the sale of 3,833,334 shares of its common stock at a price to the public of $150.00 per share, resulting in net proceeds to the Company of $560.9 million after deducting underwriting discounts and commissions and offering costs paid by the Company.

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

The Company received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of the revenues of the Company were derived from the Company’s collaboration agreement with Shionogi & Co., Ltd., (“Shionogi”). The terms of the Company’s collaboration agreement include consideration such as non-refundable license fees, reimbursement of any development costs the Company incurs on behalf of Shionogi, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services to supply drug product for clinical trials, and sales-based milestones and royalties on product sales.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. To date, revenue from the Company’s collaboration agreement with Shionogi has come from an initial, upfront fee upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials.

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at December 31, 2019, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2019, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Government Rebates: The Company is subject to discount obligations under government programs, including Medicaid. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenues and a current liability that is included in accrued expenses on its consolidated balance sheets.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Financial Assistance: The Company provides voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. The Company estimates the financial assistance amounts for ZULRESSO and records any such amounts within accrued expenses on its consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the Company expects to receive using demographics for patients who have registered and been approved for assistance. Any adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers its customers that purchase ZULRESSO directly from the Company limited product return rights for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the consolidated balance sheets. Based on the distribution model for ZULRESSO, contractual inventory limits with its customers, the product price and limited contractual return rights, the Company believes there will be minimal ZULRESSO returns. The Company has experienced no product returns to date. The Company will update its estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”. The FASB subsequently issued the following amendments to ASU No. 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvement for Lessors; and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU No. 2016-02 effective January 1, 2019. The ASC 842 standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. Presentation of leases within the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows is generally consistent with the former lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the consolidated balance sheets and will recognize the associated lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.  On the implementation date, $44.2 million was recognized as total lease liabilities and $41.1 million was recognized as total right-of-use assets on the Company’s consolidated balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued amendments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted the standard on the required effective date of January 1, 2019. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents in the statements of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The inclusion of restricted cash increased the beginning balances of the consolidated statements of cash flows by $2.4 million, $0.8 million and $0.6 million, respectively, and the ending balances by $2.4 million, $2.4 million and $0.8 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing guidance regarding employees will apply to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company adopted the standard on the required effective date of January 1, 2019. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. The Company adopted the standard on the required effective date of January 1, 2020. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
3.	Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 and Level 2 of the fair value hierarchy.  The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources.  Consistent with the fair value hierarchy described in Note 2, Summary of Significant Account Policies, securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs.  Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The following tables summarize the Company’s money market funds and marketable securities as of December 31, 2019 and 2018:

	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$126,705	$65,414	$61,291	$—
Total cash equivalents	126,705	65,414	61,291	—
Marketable securities:
U.S. government securities	205,328	—	205,328	—
U.S. corporate bonds	429,845	—	429,845	—
International corporate bonds	142,998	—	142,998	—
U.S. commercial paper	52,261	—	52,261	—
International commercial paper	51,256	—	51,256	—
Total marketable securities	881,688	—	881,688	—
	$1,008,393	$65,414	$942,979	$—

	December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$190,943	$190,943	$—	$—
Total cash equivalents	190,943	190,943	—	—
Marketable securities:
U.S. government securities	220,482	—	220,482	—
U.S. corporate bonds	258,566	—	258,566	—
International corporate bonds	78,468	—	78,468	—
U.S. commercial paper	77,611	—	77,611	—
International commercial paper	96,706	—	96,706	—
Total marketable securities	731,833	—	731,833	—
	$922,776	$190,943	$731,833	$—

During the years ended December 31, 2019 and 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

Marketable Securities

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$205,172	$176	$(20)	$205,328
U.S. corporate bonds	429,148	797	(100)	429,845
International corporate bonds	142,568	457	(27)	142,998
U.S. commercial paper	52,252	14	(5)	52,261
International commercial paper	51,253	5	(2)	51,256
	$880,393	$1,449	$(154)	$881,688

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$220,531	$8	$(57)	$220,482
U.S. corporate bonds	258,876	6	(316)	258,566
International corporate bonds	78,600	—	(132)	78,468
U.S. commercial paper	77,630	8	(27)	77,611
International commercial paper	96,711	8	(13)	96,706
	$732,348	$30	$(545)	$731,833

As of December 31, 2019 and 2018, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $137.1 million and $5.9 million, respectively, that had maturities of one to two years.

As of December 31, 2019 and 2018, the marketable securities in a loss position have a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2019 and 2018.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Computer hardware and software	$2,830	$2,148
Furniture and equipment	1,828	1,002
Leasehold improvements	8,967	4,709
	13,625	7,859
Less: Accumulated depreciation	(4,499)	(2,216)
	$9,126	$5,643

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $2.3 million, $1.1 million and $0.5 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued research and development costs	$46,940	$21,216
Employee-related expenses	22,011	19,638
Professional services	16,720	10,903
Other	947	237
	$86,618	$51,994

5.	Commitments and Contingencies

Operating Leases

The Company has leases for office space, vehicles, and certain equipment. All of the leases recorded on the consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately six years.  Some of the leases include options to extend the leases for up to five years and these options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration.  The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of January 1, 2018, the Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 54,943 square feet in the first building under an operating lease that will expire on August 15, 2024 and 19,805 square feet in the second building under an operating lease that will expire on February 28, 2022.

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

From June 2018 to January 2019, the Company entered leases for vehicles for field-based employees. These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019. The leases are for a term of three years and will expire on various dates through January 31, 2022.

Rent expense for the years ended December 31, 2019, 2018 and 2017, was $10.2 million, $6.5 million, and $3.7 million, respectively.

The following table summarizes the presentation of operating leases in the Company’s consolidated balance sheet:

(In thousands)	Balance sheet location	As of December 31, 2019
Assets
Right-of-use operating asset	Right-of-use operating asset	$33,771

Liabilities
Current operating lease liabilities	Operating lease liabilities, current portion	10,244
Long-term operating lease liabilities	Operating lease liability, net of current portion	26,848
Total operating lease liabilities		$37,092

The following table summarizes the lease costs recorded in the Company’s consolidated statements of operations and comprehensive loss:

Year Ended
(In thousands)	December 31, 2019
Operating lease cost	$9,804
Variable lease cost	2,675
Short-term lease cost	438
$12,917

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2020	$10,244
2021	9,972
2022	8,898
2023	9,105
2024	5,560
Thereafter	-
Total lease payments	43,779
Less imputed interest	(6,687)
Present value of operating lease liabilities	$37,092

Under the prior lease guidance, future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2018:

Years Ending December 31,	(In thousands)
2019	$7,918
2020	8,299
2021	8,463
2022	8,692
2023	8,894
Thereafter	5,415
$47,681

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of December 31, 2019
Weighted average remaining lease term in years	4.39
Weighted average discount rate	7.5%

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

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$9,946

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$872

During the year ended December 31, 2019, other than the initial adoption of the lease standard that required right-of-use assets and lease liabilities to be recorded, one right-of-use asset was recorded arising from new lease liabilities. In March 2019, the Company entered into the Eighth Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019.  The term for this additional space will expire on August 31, 2024.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of December 31, 2019, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of December 31, 2019, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

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

For the year ended December 31, 2019, the Company recorded an intangible asset and made a cash payment of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex.

As of December 31, 2019, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. As of December 31, 2019, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the year ended December 31, 2017, the Company did not record any expense or make any milestone or royalty payments under the license agreements with The Regents of the University of California.

For the year ended December 31, 2018, the Company recorded research and development expense and made cash payments of $0.2 million related to regulatory milestones under the license agreements with The Regents of the University of California.

For the year ended December 31, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013. As of December 31, 2019, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the years ended December 31, 2019, 2018 and 2017, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a then non-employee advisor whereby the Company agreed to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of December 31, 2019, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the years ended December 31, 2019, 2018 and 2017, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.
6.	Collaboration Agreement

Effective June 12, 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of major depressive disorder (“MDD”) and other potential indications in Japan, Taiwan and South Korea. On October 26, 2018, the Company entered into a supply agreement with Shionogi for zuranolone clinical material.

Under the terms of the collaboration and license agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of zuranolone for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or any royalty payments from Shionogi. The Company will receive tiered royalties on sales of zuranolone in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote zuranolone in Japan. The Company maintains exclusive rights to develop and commercialize zuranolone outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.

The Company concluded that Shionogi meets the definition to be accounted for as a customer because the Company is delivering intellectual property and know-how rights for the zuranolone program in support of territories in which the parties are not jointly sharing the risks and rewards.  In addition, the Company determined that the Shionogi collaboration met the requirements to be accounted for as a contract, including that it was probable that the Company will collect the consideration to which the Company was entitled in exchange for the goods or services that will be delivered to Shionogi.

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

The Company determined that the performance obligations included the license to zuranolone, supply of certain clinical materials and manufacturing supply of the active pharmaceutical ingredient (“API”). The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a standalone performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials was determined to be a separate performance obligation.  The supply agreement related for API was determined to be an option for Shionogi to purchase, rather than a firm obligation, because no minimum amount or quantities are specified and therefore, was not considered a performance obligation within the main agreement. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 studies of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the supply agreement. The Company records the costs related to the supply agreement in research and development expense on its consolidated statements of operations and comprehensive loss.

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

The Board of Directors of the Company is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board of Directors of the Company can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board of Directors of the Company may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2019 and 2018, the Company had no shares of preferred stock issued or outstanding and preferred stock was classified as stockholders’ equity.

8.	Common Stock

As of December 31, 2019 and 2018, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2019 and 2018, no dividends have been declared.

As of December 31, 2019, the Company received 3,033 shares of the Company’s common stock from an employee as proceeds for exercises of stock options.  The total cost of shares held in treasury at December 31, 2019 was $0.4 million.

9.	Stock-Based Compensation

Restricted Stock Units

During the year ended December 31, 2017, the Company granted 32,500 restricted stock units to employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vested ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and 2019, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2019 and 2018 was $2.0 million and $2.6 million, respectively. No restricted stock units vested during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company granted 71,400 performance restricted stock units to employees of the Company. The milestones for 33,600 grants were not met, and accordingly, these grants were cancelled. 37,800 performance restricted stock units will vest upon the achievement of a certain commercial milestone.

During the year ended December 31, 2019, the Company granted 393,539 performance restricted stock units to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the year ended December 31, 2019, one milestone was achieved for a grant that was made during the year. This milestone represents 18% of the performance restricted stock units that were granted during the year ended December 31, 2019.

The fair value of performance restricted stock units that vested during the year ended December 31, 2019 was $11.1 million. No performance restricted stock units vested during the year ended December 31, 2018.

The table below summarizes activity relating to restricted stock units:

Shares
Outstanding as of December 31, 2018	82,700
Granted	393,539
Vested	(82,128)
Forfeited	(60,868)
Outstanding as of December 31, 2019	333,243

At December 31, 2019, 333,243 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $52.6 million.

Equity Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”), which became effective immediately prior to the completion of the Company’s IPO. The 2014 Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Plan”). The Company no longer grants stock options or other awards under its 2011 Plan, but any options outstanding under the 2011 Plan remain outstanding and effective.

The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2019, 1,875,530 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2018, were added to the 2014 Plan.

On December 15, 2016, the Board of Directors of the Company (the “Board”) approved the 2016 Inducement Equity Plan (the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company. On September 20, 2018, the Board amended the 2016 Plan to increase the total number of shares reserved for issuance under such plan by 1,200,000 shares.

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Options granted by the Company, that are not performance-based, generally vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% cliff vesting at the one-year anniversary. All option awards expire in 10 years.

Performance-Based Stock Options

During the years ended December 31, 2018 and 2017, the Company granted 524,003 and 449,208 options, respectively, to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones. During the year ended December 31, 2019, the Company did not grant performance-based stock options. Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the year ended December 31, 2017, no milestones were achieved.

During the year ended December 31, 2018, a milestone was achieved under a stock option granted to a consultant. The milestone was related to the consummation of a licensing or corporate partnering arrangement.  During the year ended December 31, 2018, the Company recognized stock-based compensation expense related to this milestone of $6.9 million.

During the year ended December 31, 2018, one milestone was achieved.  This milestone represents 33% of the performance-based option grants that were made during the year ended December 31, 2017. During the year ended December 31, 2018, the Company recognized stock-based compensation expense related to this milestone of $4.4 million.

During the year ended December 31, 2018, the remaining milestone for the performance-based option grants that were made during the years ended December 31, 2016 and December 31, 2015 was not met, and accordingly, those options were cancelled.  This milestone represents 50% and 35% of the performance-based option grants that were made during the years ended December 31, 2016 and December 31, 2015, respectively.  The Company recognized no stock-based compensation expense related to this milestone.

During the year ended December 31, 2019, one milestone was achieved. This milestone represents 20% and 33% of the performance-based option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

As of December 31, 2019, 2018 and 2017 for option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2019, 2018 and 2017 was as follows:

	2019	2018	2017
	(in thousands)
Research and development	$62,931	$50,871	$19,893
Selling, general and administrative	90,300	51,092	15,641
	$153,231	$101,963	$35,534

Stock-based compensation expense by award type recognized during the years ended December 31, 2019, 2018 and 2017 was as follows:

	2019	2018	2017
	(in thousands)
Stock options	$140,517	$100,342	$34,525
Restricted stock units	10,992	651	617
Employee stock purchase plan	1,722	970	392
	$153,231	$101,963	$35,534

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis for awards to employees over the requisite service period of the awards. For awards to non-employees, the fair value of the options was amortized on a graded basis through December 31, 2018, and starting on January 1, 2019, on a straight-line basis, over the requisite service period of the awards. The weighted average grant date fair value per share of stock options granted under the Company’s equity plans during the years ended December 31, 2019, 2018 and 2017 was $82.39, $109.92 and $41.94, respectively.

The fair value of each option granted under the Company’s equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected volatility	71.34%	74.45%	79.89%
Risk-free interest rate	2.21%	2.68%	2.03%
Expected life of option	6.05 years	6.04 years	6.03 years

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical terminations. For the years ended December 31, 2019, 2018 and 2017, the weighted-average forfeiture rates were 13.7%, 10.7% and 13.3%, respectively.

Through December 31, 2018, for options granted to non-employees, the expected term is 10 years, which is the contractual term of each option. All other assumptions used to calculate the grant date fair value for non-employees are generally consistent with the assumptions used for options granted to employees.

Option Rollforward and Other

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	7,530,767	$93.22	8.03	$227,447
Granted	2,215,606	129.15
Exercised	(1,031,989)	42.72
Forfeited	(551,271)	138.35
Outstanding as of December 31, 2019	8,163,113	$106.30	7.75	$87,972
Vested and expected to vest as of December 31, 2019	7,035,349	$102.32	7.63	$84,442
Exercisable as of December 31, 2019	3,737,468	$78.55	6.63	$77,652

At December 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $283.4 million, which is expected to be recognized over the remaining weighted average vesting period of 2.44 years.

At December 31, 2019, 485,595 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $35.7 million.

The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $119.1 million, $98.3 million and $77.7 million, respectively.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. A total of 282,000 shares of common stock were authorized for issuance under this plan. As of December 31, 2019, 105,160 shares have been issued under this plan and 176,840 shares are available for issuance under this plan. At December 31, 2019, accrued expenses includes $0.7 million of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2019.

Shares Reserved and Available for Future Issuance

As of December 31, 2019, the total number of shares reserved under all equity plans was 10,651,531 and the total number of shares available for future issuance under all equity plans was 2,155,175.

10.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(680,238)	$(372,882)	$(270,120)
Denominator:
Weighted average common stock outstanding —basic	50,833,837	46,121,194	38,113,678
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—
Weighted average common stock outstanding —diluted	50,833,837	46,121,194	38,113,678
Net loss per share—basic and diluted	$(13.38)	$(8.08)	$(7.09)

The following common stock equivalents outstanding as of December 31, 2019, 2018 and 2017 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options	7,677,518	6,758,420	4,915,956
Restricted stock units	—	13,500	29,100
Employee stock purchase plan	33,429	16,398	11,683
	7,710,947	6,788,318	4,956,739

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

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax due at statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal	2.8	6.0	5.1
Stock-based compensation	1.4	2.5	6.4
Foreign rate differential	(1.6)	(4.3)	(3.2)
Federal and state credits	2.4	2.5	7.2
Change in valuation allowance	(25.8)	(27.6)	(22.5)
Other	0.5	(0.1)	—
Federal and state rate change	(0.7)	—	(24.6)
Research and orphan drug credit addback	—	—	(2.4)
	0.0%	0.0%	0.0%

Significant components of the Company’s net deferred tax asset at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
Net operating losses	$348,848	$206,460
Capitalized start-up costs	982	1,242
Tax credit carryforwards	80,088	63,653
Accrued expenses	4,055	4,498
Depreciation and amortization	2,002	1,001
Stock options	46,750	30,925
Right of use asset	(8,059)	—
Right of use liability	8,852	—
Other	(246)	568
Total net deferred tax asset before valuation allowance	483,272	308,347
Valuation allowance	(483,272)	(308,347)
Net deferred tax asset	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $1.4 billion and $1.0 billion, respectively, which begin to expire in 2031and 2030, respectively. As of December 31, 2019, the Company had federal and state research and development tax credits carryforwards of $34.2 million and $7.4 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2019, the Company had federal orphan drug tax credit carry forwards of $40.0 million, which begin to expire in 2034.

On December 22, 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (“The TCJA”). This legislation reduced the U.S. corporate tax rate from the existing rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. This revaluation resulted in a reduction to the Company’s deferred tax asset of $66.4 million as of December 31, 2017. This amount was offset by a corresponding reduction to the Company’s valuation allowance. The other provisions of the TCJA did not have a material impact on the December 31, 2017 consolidated financial statements. Our final determination of the TCJA impact and the remeasurement of our deferred assets and liabilities was completed prior to the deadline of one year from the enactment of the TCJA.  For the year ended December 31, 2019, there were no material changes to our analysis originally performed as of December 31, 2017.

As of December 31, 2019, net deferred tax assets increased approximately $174.9 million, primarily due to the operating loss, timing differences related to stock-based compensation and tax credits incurred during the year. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $483.3 million and $308.3 million has been established at December 31, 2019 and 2018, respectively.

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

At December 31, 2019, 2018 and 2017, the Company had no unrecognized tax benefits.

The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statement of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2016 to the present. The tax attributes prior to 2016 may still be adjusted upon examination.

12.	Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) for its employees. Each employee may elect to contribute a portion of his or her compensation to the Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2019, 2018 and 2017, the Company matched 50% of eligible contributions up to 6% of employee contributions. For the years ended December 31, 2019, 2018 and 2017 the Company contributed $3.6 million, $1.8 million and $0.9 million, respectively.

13.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total revenue	$465	$873	$3,570	$1,960	$6,868
Total operating costs and expenses	170,317	177,330	190,747	176,598	714,992
Loss from operations	(169,852)	(176,457)	(187,177)	(174,638)	(708,124)
Net loss	(163,406)	(168,221)	(179,958)	(168,653)	(680,238)
Net loss per share—basic and diluted	$(3.37)	$(3.28)	$(3.48)	$(3.25)	$(13.38)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total revenue	$—	$90,000	$—	$273	$90,273
Total operating expenses	78,119	112,147	128,745	164,500	483,511
Loss from operations	(78,119)	(22,147)	(128,745)	(164,227)	(393,238)
Net loss	(74,598)	(16,978)	(122,918)	(158,388)	(372,882)
Net loss per share—basic and diluted	$(1.68)	$(0.36)	$(2.63)	$(3.38)	(8.08)

Exhibit Index

Exhibit No.	Description

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

4.2*	Description of Securities

10.1+

2014 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.2**

Exclusive License Agreement by and between the Registrant and Washington University, dated November 11, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.3**

Amended and Restated Commercial License by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.4**

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

10.16**

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

10.18+

Severance and Change In Control Agreement between the Registrant and Kimi Iguchi, dated September 30, 2014 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.19+

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

10.21**

Exclusive License Agreement by and between the Registrant and the Regents of the University of California, dated June 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-36544) filed on October 31, 2015)

10.22

Third Amendment to Lease, by and between Registrant and ARE-MA Region No. 38, LLC, dated as of September 9, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.23

Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of October 27, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.24

Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.25

Fifth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated as of December 9, 2015 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 29, 2016)

10.26

Lease Agreement, by and between the Registrant and Jamestown Premier 245 First, LLC, dated May 24, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 9, 2016)

10.27+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

10.28

Sixth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated as of May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

Exhibit No.	Description
10.29+	2014 Employee Stock Purchase Plan, dated June 7, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.30+

Offer Letter by and between the Registrant and Michael Cloonan, dated March 21, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.31+

Severance and Change In Control Agreement between the Registrant and Michael Cloonan, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.32

First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant dated April 4, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 5, 2018)

10.33+

Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018 (incorporated by reference to Exhibit 10.1 of the Registration’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.34+

Amended and Restated Non-Employee Director Compensation Policy, dated as of September 20, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.35

Seventh Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated October 23, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.36

Eighth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated March 29, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 6, 2019)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(+)	Management contract or compensatory plan or arrangement.
(*)	Filed herewith.
(**)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(***)

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

SAGE THERAPEUTICS, INC.

Date: February 27, 2020	By:	/s/ Jeffrey M. Jonas

Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Jonas	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2020
Jeffrey M. Jonas, M.D.

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Kimi Iguchi

/s/ Michael F. Cola	Director	February 27, 2020
Michael F. Cola

/s/ Steven Paul	Director	February 27, 2020
Steven Paul, M.D.

/s/ Kevin P. Starr	Director	February 27, 2020
Kevin P. Starr

/s/ James Frates	Director	February 27, 2020
James Frates

/s/ Geno Germano	Director	February 27, 2020
Geno Germano

/s/ Asha Nayak	Director	February 27, 2020
Asha Nayak

/s/ Elizabeth Barrett	Director	February 27, 2020
Elizabeth Barrett

/s/ George Golumbeski	Director	February 27, 2020
George Golumbeski, Ph.D.