Form 10-Q
period 2020-03-31
Sage Therapeutics, Inc.
filed 2020-05-07
CIK 1597553

Covid

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 51,917,819 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our views as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO™ (brexanolone) injection which is approved in the U.S. for the treatment of postpartum depression, or PPD;

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) in the treatment of major depressive disorder, or MDD, and PPD and related timelines, and our statements regarding the potential for zuranolone in those indications and in additional indications, including our view of the potential product profile and treatment paradigm impact for zuranolone, if successfully developed and approved;

•

our plans for development of our other product candidates in the central nervous system, or CNS, disorders we discuss in this Quarterly Report, and potentially in other indications, and expected timelines for our planned activities;

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
•

our views as to the potential impact of the COVID-19 pandemic, including mitigation efforts and economic effects, on our business, results of operation, activities and on any of the foregoing statements; and

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$199,444	$126,705
Marketable securities	673,313	881,688
Prepaid expenses and other current assets	25,479	26,700
Total current assets	898,236	1,035,093
Property and equipment, net	8,684	9,126
Restricted cash	2,367	2,367
Right-of-use operating asset	31,992	33,771
Other long-term assets	3,694	3,793
Total assets	$944,973	$1,084,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,910	$15,266
Accrued expenses	52,180	86,618
Operating lease liability, current portion	10,270	10,244
Total current liabilities	70,360	112,128
Operating lease liability, net of current portion	24,951	26,848
Other liabilities	456	519
Total liabilities	95,767	139,495
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2020 and December 31, 2019; 51,920,852 and 51,880,227 shares issued at March 31, 2020 and December 31, 2019; 51,917,819 and 51,877,194 shares outstanding at March 31, 2020 and December 31, 2019	5	5
Treasury stock, at cost, 3,033 shares at March 31, 2020 and December 31, 2019	(400)	(400)
Additional paid-in capital	2,620,700	2,587,322
Accumulated deficit	(1,770,307)	(1,643,567)
Accumulated other comprehensive gain (loss)	(792)	1,295
Total stockholders’ equity	849,206	944,655
Total liabilities and stockholders’ equity	$944,973	$1,084,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Product revenue, net	$2,286	$—
Collaboration revenue	—	465
Total revenue	2,286	465
Operating costs and expenses:
Cost of goods sold	170	—
Research and development	63,610	86,398
Selling, general and administrative	70,130	83,919
Total operating costs and expenses	133,910	170,317
Loss from operations	(131,624)	(169,852)
Interest income, net	4,729	6,442
Other income, net	155	4
Net loss	$(126,740)	$(163,406)
Net loss per share—basic and diluted	$(2.44)	$(3.37)
Weighted average number of common shares outstanding—basic and diluted	51,908,760	48,491,834
Comprehensive loss:
Net loss	$(126,740)	$(163,406)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(2,087)	409
Total other comprehensive gain (loss)	(2,087)	409
Total comprehensive loss	$(128,827)	$(162,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(126,740)	$(163,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31,110	44,116
Premium on marketable securities	(240)	(739)
Amortization of discount on marketable securities	(18)	(2,322)
Depreciation	669	415
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,221	1,637
Other long-term assets	99	(1,378)
Right-of-use operating asset	1,778	2,942
Operating lease liabilities, current	25	(156)
Operating lease liabilities, non-current	(1,897)	(2,344)
Accounts payable	(7,307)	(20,507)
Accrued expenses and other liabilities	(35,391)	(8,192)
Net cash used in operating activities	(136,691)	(149,934)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	275,197	307,263
Purchases of marketable securities	(68,651)	(580,916)
Purchases of property and equipment	(276)	(1,257)
Net cash provided by (used in) investing activities	206,270	(274,910)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,160	15,681
Payment of employee tax obligations related to vesting of restricted stock units	—	(692)
Payments of offering costs	—	(70)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	561,277
Net cash provided by financing activities	3,160	576,196
Net increase in cash, cash equivalents and restricted cash	72,739	151,352
Cash, cash equivalents and restricted cash at beginning of period	129,072	193,310
Cash, cash equivalents and restricted cash at end of period	$201,811	$344,662
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$15	$78
Public offering costs included in accounts payable	$—	$259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercise of stock options	287,659	—	—	—	14,072	—	—	14,072
Issuance of common stock under the employee stock purchase plan	16,398	—	—	—	1,799	—	—	1,799
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	43,622	—	—	43,622
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	409	—	409
Vesting of restricted stock units, net of employee tax obligations	8,518	—	—	—	(692)	—	—	(692)
Net loss	—	—	—	—	—	—	(163,406)	(163,406)
Balances at March 31, 2019	51,034,172	$5	3,033	$(400)	$2,446,770	$(106)	$(1,126,735)	$1,319,534

Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercise of stock options	7,196	—	—	—	367	—	—	367
Issuance of common stock under the employee stock purchase plan	33,429	—	—	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	30,218	—	—	30,218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,087)	—	(2,087)
Net loss	—	—	—	—	—	—	(126,740)	(126,740)
Balances at March 31, 2020	51,917,819	$5	3,033	$(400)	$2,620,700	$(792)	$(1,770,307)	$849,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.  The Company’s first product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration (“FDA”) in March 2019, for the treatment of postpartum depression (“PPD”) in adults, and was made commercially available in the U.S. beginning on June 24, 2019 after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration and incorporation of the scheduling into the FDA-approved label and other product information. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

The Company is subject to risks and uncertainties common to companies in the biotech and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with commercializing pharmaceutical products for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the impact of the COVID-19 pandemic on its operations; and the uncertainty of being able to secure additional capital when needed to fund operations.

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2020, the Company had an accumulated deficit of $1.8 billion. From its inception through March 31, 2020, the Company received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to also finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

COVID-19

The COVID-19 pandemic is causing major disruptions to businesses and financial markets worldwide. The recent rapid spread of COVID-19 in the United States has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO.  While there have been no material impairments to date, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or the Company’s operating results. Similarly, while to date the Company has not experienced any significant impacts to the Company’s development activities, any material disruption to the Company’s development activities as a result of the pandemic may increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic has caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be impacted if disruptions in the capital markets and the economic downturn continue.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these condensed consolidated financial statements.

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2020, its results of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, its cash flows for the three months ended March 31, 2020 and 2019, and its statements of changes in stockholders’ equity for the three months ended March 31, 2020 and 2019. The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock and expected to continue to do so until such time as it has adequate historical data regarding the volatility of its common stock price for the duration of the expected term. Effective January 1, 2020, the Company began using the volatility of its common stock, as there is adequate historical data for the duration of the expected term.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2020 and December 31, 2019, cash equivalents were comprised of cash equivalents, commercial paper and money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

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

The Company’s cash equivalents and marketable securities at March 31, 2020 and December 31, 2019 were carried at fair value, determined according to the fair value hierarchy; see Footnote 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2020 and December 31, 2019, respectively.

Revenue Recognition

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

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at March 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at March 31, 2020, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of March 31, 2020.

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

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors; specialty pharmacies; and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program, in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2020, the Company has not provided any allowance for bad debts against the trade accounts receivable and the amount of trade accounts receivable was not significant.

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

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, net of current portion in the Company’s condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases; and maintenance and tolls for leased vehicles, and are expensed when incurred.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities are no longer permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted the standard on the required effective date of January 1, 2020, on a prospective basis. This guidance did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance will be effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

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

The following tables summarize the Company’s money market funds and marketable securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$199,444	$169,249	$30,195	$—
Total cash equivalents	199,444	169,249	30,195	—
Marketable securities:
U.S. government securities	145,913	—	145,913	—
U.S. corporate bonds	362,161	—	362,161	—
International corporate bonds	116,396	—	116,396	—
U.S. commercial paper	27,904	—	27,904	—
International commercial paper	20,939	—	20,939	—
Total marketable securities	673,313	—	673,313	—
	$872,757	$169,249	$703,508	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$126,705	$65,414	$61,291	$—
Total cash equivalents	126,705	65,414	61,291	—
Marketable securities:
U.S. government securities	205,328	—	205,328	—
U.S. corporate bonds	429,845	—	429,845	—
International corporate bonds	142,998	—	142,998	—
U.S. commercial paper	52,261	—	52,261	—
International commercial paper	51,256	—	51,256	—
Total marketable securities	881,688	—	881,688	—
	$1,008,393	$65,414	$942,979	$—

During the three months ended March 31, 2020 and 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$145,202	$711	$—	$—	$145,913
U.S. corporate bonds	363,156	415	(1,410)	—	362,161
International corporate bonds	116,878	180	(662)	—	116,396
U.S. commercial paper	27,930	—	(26)	—	27,904
International commercial paper	20,939	—	—	—	20,939
	$674,105	$1,306	$(2,098)	$—	$673,313

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$205,172	$176	$(20)	$205,328
U.S. corporate bonds	429,148	797	(100)	429,845
International corporate bonds	142,568	457	(27)	142,998
U.S. commercial paper	52,252	14	(5)	52,261
International commercial paper	51,253	5	(2)	51,256
	$880,393	$1,449	$(154)	$881,688

As of March 31, 2020, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $82.9 million, that had maturities of one to two years. As of December 31, 2019, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $137.1 million, that had maturities of one to two years.

As of March 31, 2020, the marketable securities in a loss position had a maturity of less than one year, except for corporate bonds with a fair value of $51.3 million, that had maturities of one to two years.  As of December 31, 2019, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2020 and the year ended December 31, 2019.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Computer hardware and software	$2,823	$2,830
Furniture and equipment	1,834	1,828
Leasehold improvements	9,195	8,967
	13,852	13,625
Less: Accumulated depreciation	(5,168)	(4,499)
	$8,684	$9,126

Depreciation expense for the three months ended March 31, 2020 and 2019 was $0.7 million and $0.4 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued research and development costs	$36,035	$46,940
Employee-related expenses	7,203	22,011
Professional services	7,789	16,720
Other	1,153	947
	$52,180	$86,618

5.	Leases, Commitments and Contingencies

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

As of January 1, 2019, the Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 58,442 square feet in the first building under an operating lease that will expire on August 15, 2024, 40,419 square feet in the second building under an operating lease that will expire on August 31, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

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

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of March 31, 2020, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

The Company is obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of March 31, 2020, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three months ended March 31, 2020, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex. For the three months ended March 31, 2019, the Company recorded an intangible asset of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex.

As of March 31, 2020, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of March 31, 2020, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended March 31, 2020, the Company did not record any expense or make any milestone payments under the license agreements with The Regents of the University of California. For the three months ended March 31, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of March 31, 2020, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.

Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a then non-employee advisor whereby the Company agreed to make cash payments of up to $2.0 million and to issue up to 126,984 shares of common stock upon attainment of certain clinical development and regulatory milestones. As of March 31, 2020, the Company recorded research and development expense of $1.8 million, comprised of $0.5 million in cash and $1.3 million related to the issuance of 39,681 shares of the Company’s common stock, related to the achievement of these milestones.

For the three months ended March 31, 2020 and 2019, the Company did not record any expense or make any milestone payments under the consulting agreement with the non-employee advisor.
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

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vested ratably over two years, with cliff vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and February 2019, respectively. The fair value of restricted stock units that vested during the three months ended March 31, 2019 was $2.0 million, and since these vested, no restricted stock units have been outstanding.  During the year ended December 31, 2018, the Company granted 37,800 performance restricted stock units that will vest upon the achievement of a certain commercial milestone.

During the three months ended March 31, 2020 and 2019, the Company granted 393,811 and 354,111 performance restricted stock units, respectively, to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with these performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

No performance restricted stock units vested during the three months ended March 31, 2020 and 2019.

The table below summarizes activity relating to restricted stock units:

Shares
Outstanding as of December 31, 2019	333,243
Granted	393,811
Vested	—
Forfeited	(22,423)
Outstanding as of March 31, 2020	704,631

At March 31, 2020, 704,631 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $61.8 million.

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

The 2014 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2020, 2,075,087 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2019, were added to the 2014 Stock Option Plan.

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

Performance-Based Stock Options

Since January 1, 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

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

As of March 31, 2020, for option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the three months ended March 31, 2020.

At March 31, 2020, 457,602 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $34.1 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$12,224	$20,745
Selling, general and administrative	18,886	23,371
	$31,110	$44,116

Stock-based compensation expense recognized during the three months ended March 31, 2020 and 2019 by award type was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	$30,218	$43,564
Restricted stock units	—	58
Employee stock purchase plan	892	494
	$31,110	$44,116

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2020 and 2019 was $46.44 and $98.23, respectively.

Option Rollforward and Other

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	8,163,113	$106.30	7.75	$87,972
Granted	770,860	68.90
Exercised	(7,196)	50.99
Forfeited	(314,812)	128.21
Outstanding as of March 31, 2020	8,611,965	102.20	7.69	$7,083
Exercisable as of March 31, 2020	4,253,664	85.18	6.63	$7,083

At March 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $264.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.34 years.

The intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.1 million and $26.7 million, respectively.

Shares Reserved and Available for Future Issuance

As of March 31, 2020, the total number of shares reserved under all equity plans was 12,685,993 and the total number of shares available for future issuance under all equity plans was 3,369,397 shares.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(126,740)	$(163,406)
Denominator:
Weighted average common stock outstanding —basic	51,908,760	48,491,834
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding —diluted	51,908,760	48,491,834
Net loss per share—basic and diluted	$(2.44)	$(3.37)

The following common stock equivalents outstanding as of March 31, 2020 and 2019 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options	8,154,363	7,536,593
Employee stock purchase plan	26,356	19,640
	8,180,719	7,556,233

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

10.  Subsequent Event

On April 7, 2020, the Company committed to an operational plan to reduce overall operating expenses, including a workforce reduction of approximately 53 percent. The workforce reduction will primarily affect the ZULRESSO™ (brexanolone) CIV injection commercial operation and related Selling, General and Administrative (“SG&A”) support functions. The Company remains committed to working with healthcare providers and patients seeking access to ZULRESSO, but commercial efforts will be primarily focused on geographies that have existing, active ZULRESSO treating sites.

The Company expects to record a charge of approximately $31 million in the second quarter of 2020 as a result of the workforce reduction, consisting of one-time termination benefits for employee severance, benefits, and related costs, substantially all of which will be paid out over the next nine months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part II, Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our first product, ZULRESSO™ (brexanolone) injection, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 for the treatment of postpartum depression, or PPD, in adults, and was made commercially available in the U.S. beginning on June 24, 2019. We have a portfolio of other product candidates with a current focus on modulating two critical CNS receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The COVID-19 pandemic is causing major disruptions to businesses and financial markets worldwide. We are closely monitoring the impact of COVID-19 on our employees, and our business operations. We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in the community.  For example, we have instituted a remote work policy for our employees, including our field-based employees, and have temporarily replaced all in-person meetings and interactions with virtual interactions.

The recent rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on our revenue from sales of ZULRESSO.  The pandemic may also negatively impact our ongoing and planned development activities.  Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation; impede enrollment; impair the conduct of our trials or integrity of our data; or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly increase our costs or impact other aspects of our business, or cause us to have to change our plans. To date, we and our third-party suppliers and contract manufacturing partners have been able to continue to supply ZULRESSO and our product candidates, and currently do not anticipate any interruptions in supply. Any prolonged material disruptions to the work of our employees, suppliers, contract manufacturers, or vendors could negatively impact our activities, availability of supplies, or our operating results. In addition, the COVID-19 pandemic has caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be impacted if disruptions in the capital markets and the economic downturn continue.

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

Our first product, ZULRESSO™ (brexanolone) injection, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. PPD is one of the most common medical complications during and after pregnancy.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, ZULRESSO has been administered to date primarily to treat women with severe PPD, and we expect that to continue to be the case.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.

Our next most advanced product candidate is zuranolone (SAGE-217), an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  Zuranolone is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to zuranolone in the treatment of MDD.  To date, we have completed three pivotal clinical trials of zuranolone, two in MDD and one in PPD.  The first completed pivotal trial evaluating zuranolone in the treatment of MDD and the completed pivotal trial evaluating zuranolone in the treatment of PPD both met their primary endpoints.  The pivotal Phase 3 clinical trial evaluating the effect of zuranolone on depressive symptoms in adults with MDD, known as the MOUNTAIN study, did not meet its primary endpoint. Following discussions with the FDA, we plan to initiate the following three new Phase 3 clinical trials of zuranolone in 2020:

-a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up;

-a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a new open-label selective serotonin reuptake inhibitor, or SSRI, as an acute rapid response treatment in patients with MDD, with additional short-term follow-up; and

-a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in patients with MDD, with additional short-term follow-up.

Topline results from these three studies are anticipated in 2021. We are also continuing our SHORELINE study, an open-label Phase 3 clinical trial (MDD-303) evaluating the safety of as-needed repeat treatment with zuranolone in which patients receive an initial two-week course of zuranolone and as needed retreatment for up to one year.  Enrollment of patients receiving the 30 mg dose in the SHORELINE study was completed in the third quarter of 2019, and we expect to report top-line results as to patients at the 30 mg dose in 2020.  We have also amended the protocol to allow currently enrolled patients to receive retreatment with zuranolone 50 mg. Additionally, we expect to enroll a new cohort of patients with MDD in the SHORELINE study who will receive zuranolone 50 mg.

In the fourth quarter of 2019, we paused enrollment in our REDWOOD study, a placebo-controlled Phase 3 clinical trial in MDD evaluating the efficacy (time to first relapse) and long-term safety of fixed interval zuranolone monotherapy maintenance treatment (treatment without traditional antidepressants) in which randomized patients receive a two-week course of zuranolone or placebo every two months until the first relapse for up to one year.  We also paused enrollment in our RAINFOREST study, a placebo-controlled polysomnography Phase 3 clinical trial of zuranolone in patients with MDD who have co-morbid insomnia. We are in the process of closing all clinical trial sites for both of these studies while we focus our resources and activities on enrollment in the three new planned Phase 3 clinical studies.  We plan to reevaluate whether and when to reinitiate the REDWOOD and RAINFOREST studies at a later date. We also continue to evaluate the ongoing zuranolone clinical pharmacology and safety program.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABA A receptors.  SAGE-324 is a novel GABA A receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including potentially essential tremor, epileptiform disorders and Parkinson’s disease. Based on the results of the Phase 1 clinical program, including a positive signal observed in a small cohort of patients with essential tremor, and our other work in this area to date, we initiated study-related activities for a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor in the fourth quarter of 2019, and plan to commence dosing in the first half of 2020. Our portfolio of novel GABA A receptor positive allosteric modulators also includes SAGE-689, intended for intramuscular administration, for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain.  As part of our Phase 1 clinical program, we evaluated the safety, tolerability and pharmacokinetics of SAGE-718 in a small cohort of patients with early Huntington’s disease. As part of this study, we also conducted assessments of executive functioning with measures relevant to the core cognitive decline observed in people with Huntington’s disease. Based on the signals observed in this study and in similar measures during an earlier Phase 1 cohort of healthy volunteers without Huntington’s disease, we plan to evaluate SAGE-718 in one or more Phase 2a open-label studies evaluating patients with certain other cognition-related disorders, which will inform potential advancement of SAGE-718 into further Phase 2 clinical development, including potentially in Huntington’s disease.  Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019.

We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also continue to evaluate development opportunities in potential new areas of interest as well as to explore partnering opportunities where we believe a partner may add significant value to our efforts, including through capabilities, infrastructure, speed or financial resources.

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

We have incurred net losses in each year since our inception, and we have an accumulated deficit of $1.8 billion as of March 31, 2020. Our net losses were $126.7 million for the three months ended March 31, 2020 and $680.2 million for the year ended December 31, 2019. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that we will incur significant expenses in the foreseeable future in connection with our ongoing activities, as we:

•	continue to advance Phase 3 clinical development of zuranolone;
•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD with a primary focus in geographies in the U.S. that have existing, active ZULRESSO treating sites;
•	continue to advance clinical development of SAGE-324 with an initial focus on development in essential tremor and potentially certain epileptiform disorders and other neurological conditions;
•	continue to advance clinical development of SAGE-718 with an initial focus on development in indications involving NMDA receptor hypofunction, including potentially Huntington’s disease;
•	advance one or more non-clinical stage compounds into Phase 1 clinical development, and conduct Phase 1 clinical trials;
•

continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new product candidates;

•

prepare for potential new drug applications and pre-launch activities with respect to our product candidates at the appropriate time to support next steps if our pivotal programs are successful and support a filing;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	refine the formulation and improve the manufacturing process for our product candidates; and manufacture clinical supplies as development progresses;
•

at the appropriate time if our development efforts progress successfully, add personnel, including personnel to support our product development and ongoing and future commercialization efforts, and incur increases in stock-based compensation expense related to existing and new personnel with respect to both service-based and performance-based awards;

•	evaluate market opportunities for our products and product candidates in markets outside the U.S.;
•	evaluate new areas of interest and business development opportunities;
•	add or optimize operational, financial and management information systems; and
•	maintain, leverage and expand our intellectual property portfolio.

Until such time that we can generate significant revenue from product sales, if ever, we expect to also finance our operations through a combination of revenue, equity or debt financings or other sources, which may include collaborations with third parties. We may not be successful in our commercialization of ZULRESSO, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers to treatment arising from the complex requirements for a site to become treatment ready and, more recently, by the rapid spread of COVID-19 in the U.S.  ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment.  These barriers have been compounded recently by the COVID-19 pandemic.  The recent rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand and in sites of care starting to pause treatment of new patients with ZULRESSO during March 2020, and in increasing numbers since then.  As a result of the pandemic, only approximately 15% of sites that were active treating sites at the end of the first quarter of 2020 remained active treating sites in April 2020.  Concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it, as evidenced by a 75% decline in monthly new patient start form volume in April 2020 compared to the average monthly volume for the first quarter of 2020.  As a result, we expect de minimis revenues from sales of ZULRESSO in the second quarter of 2020.  We anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO even after pandemic-related restrictions are eased as sites adjust to new procedures and address ongoing concerns as the situation evolves. The scope and timing of the expected impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing of any return to normal business operations across the U.S.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, will be primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this change in our commercial efforts may further substantially reduce the revenue opportunity for ZULRESSO.

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

In addition, the COVID-19 pandemic and the rapid spread of the virus in the U.S. and outside the U.S. may also negatively impact our ongoing and planned development activities and increase our research and development costs.  Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs.

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

Any failure to complete any stage of the development of any potential product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with not completing our programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors.”

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

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. We expect the workforce reduction to reduce annualized operating expenses by approximately $170 million, of which $150 million is related to selling, general and administrative expenses. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, will primarily be focused on geographies that have existing, active ZULRESSO treating sites.  Even with the expected reduction in selling, general and administrative expenses as a result of the restructuring, we expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO.  We expect that selling, general and administrative expenses will increase in the future if we are successful in our development efforts and are preparing for potential commercialization of our current or future product candidates, if approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Product revenue, net	$2,286	$—	$2,286
Collaboration revenue	—	465	(465)
Total revenue	2,286	465	1,821
Operating costs and expenses:
Cost of goods sold	170	—	170
Research and development	63,610	86,398	(22,788)
Selling, general and administrative	70,130	83,919	(13,789)
Total operating costs and expenses	133,910	170,317	(36,407)
Loss from operations	(131,624)	(169,852)	38,228
Interest income, net	4,729	6,442	(1,713)
Other income, net	155	4	151
Net loss	$(126,740)	$(163,406)	$36,666

Product revenue, net

We began to record net product revenues in the second quarter of 2019 following the approval of ZULRESSO by the FDA on March 19, 2019 and its subsequent commercial launch in the U.S. in June 2019. During the three months ended March 31, 2020, we recognized $2.3 million of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

For the three months ended March 31, 2020, we recognized no collaboration revenue from our agreement with Shionogi related to the supply of zuranolone drug product for clinical development. For the three months ended March 31, 2019, we recognized $0.5 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone drug product for clinical development. For further discussion regarding our collaboration agreement with

Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Effective June 12, 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization of zuranolone for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to us upon execution of the agreement of $90.0 million, and it was recorded as collaboration revenue in the year ended December 31, 2018.

Cost of goods sold

Cost of goods sold of $0.2 million for the three months ended March 31, 2020 is related to royalties on net sales of ZULRESSO payable to CyDex and The Regents of the University of California under license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report), labeling and packaging costs incurred after FDA approval for ZULRESSO, and certain distribution costs. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2020. We expect our cost of goods sold for ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$20,142	$30,229	$(10,087)
SAGE-324	3,418	2,910	508
SAGE-718	672	5,496	(4,824)
Other research and development programs	8,222	9,142	(920)
Unallocated expenses	18,932	17,876	1,056
Stock-based compensation	12,224	20,745	(8,521)
Total research and development expenses	$63,610	$86,398	$(22,788)

Research and development expenses for the three months ended March 31, 2020 were $63.6 million, compared to $86.4 million for the three months ended March 31, 2019. The decrease of $22.8 million was primarily due to the following:

•

a decrease of $10.1 million in expenses related to pauses in enrollment of certain Phase 3 clinical trials of zuranolone in MDD and the completion of the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone in MDD;

•	a decrease of $4.8 million in expenses related to the timing of studies; and

•

a decrease of $8.5 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $8.5 million for the three months ended March 31, 2019.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel-related	$28,753	$30,172	$(1,419)
Stock-based compensation	18,886	23,371	(4,485)
Professional fees	11,051	18,375	(7,324)
Other	11,440	12,001	(561)
Total selling, general and administrative expenses	$70,130	$83,919	$(13,789)

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $70.1 million and $83.9 million, respectively.  The decrease of $13.8 million was primarily due to the following:

•

a decrease of $4.5 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $5.7 million during the three months ended March 31, 2019; and

•

of a decrease of $7.3 million in professional fees, primarily due to costs incurred in the three months ended March 31, 2019, related to preparations for the commercial launch of ZULRESSO in the U.S., which commenced on June 24, 2019.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended March 31, 2020 and 2019 were $4.9 million and $6.4 million, respectively.  The primary reason for the decrease was a decrease in the balance of marketable securities.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of March 31, 2020, we had an accumulated deficit of $1.8 billion. From our inception through March 31, 2020, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in a follow-on underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of March 31, 2020, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $0.9 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(136,691)	$(149,934)
Investing activities	206,270	(274,910)
Financing activities	3,160	576,196
Total	$72,739	$151,352

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $136.7 million, compared to $149.9 million for the three months ended March 31, 2019. The decrease of $13.2 million was primarily due to the following:

•

An increase of $36.7 million in cash used related to our net loss, primarily due to a decrease in selling, general and administrative expenses, mainly due to costs related to preparations for the commercial launch of ZULRESSO in the U.S., which commenced on June 24, 2019; and a decrease in research and development activities related to pauses in enrollment of certain Phase 3 clinical trials of zuranolone in MDD and the completion of the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone in MDD;

•

A decrease of $9.9 million in non-cash charges, primarily due to a decrease in stock-based compensation expense due to the achievement of performance-based vesting criteria resulting in expense of $14.2 million in three months ended March 31, 2019, compared to none in the three months ended March 31, 2020; and

•	A decrease of $13.5 million in cash used in changes in our operating assets and liabilities, primarily due to the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2020 and 2019, net cash used in investing activities was $206.3 million and $274.9 million, respectively.  During the three months ended March 31, 2020 and 2019, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our follow-on underwritten public offering during February 2019.

Financing Activities

During the three months ended March 31, 2020 and 2019, net cash provided by financing activities was $3.2 million and $576.2 million, respectively.  During the three months ended March 31, 2019, we received $560.9 million of net proceeds from a follow-on underwritten public offering of our common stock, after deducting commissions and underwriting discounts and offering costs.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. During that time, we expect that to incur significant expenses as we:

•	Continue to advance Phase 3 clinical development of zuranolone;
•	Continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S. with a primary focus in geographies in the U.S. that have existing, active ZULRESSO treating sites;
•	Support our collaboration with Shionogi for zuranolone in Japan, Taiwan and South Korea;
•

Advance SAGE-324 through initiation and completion of the planned Phase 2 clinical trial in essential tremor, with potential future development in certain epileptiform disorders and other neurological conditions;

•

Evaluate SAGE-718 in one or more Phase 2a open-label clinical studies in patients with certain cognition-related disorders, and then determine potential next steps for advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s disease;

•

Continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new product candidates;

•

Continue to explore other opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, particularly in markets outside the U.S.;

•

At the appropriate time, prepare for potential new drug applications and pre-launch activities with respect to our product candidates at the appropriate time to support next steps if our pivotal programs are successful and support a filing;

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO which will be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO in the treatment of PPD in the U.S.; the impact of our April 2020 restructuring and the decision to focus our efforts primarily on geographies in the U.S. that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;
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

•	the length, severity and costs of disruptions associated with the COVID-19 pandemic on initiation and conduct of our clinical trials;
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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds in the current economic environment may present challenges. The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn continue for an extended period or return in waves in the future, or if our business prospects are impaired or the capital markets disrupted for other reasons, additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

We had cash, cash equivalents and marketable securities of approximately $0.9 billion as of March 31, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

There is no assurance that our commercialization efforts in the U.S. with respect to ZULRESSO™ (brexanolone) injection will be successful or that we will ever be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals.

Our first product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for postpartum depression, or PPD, and was made commercially available beginning on June 24, 2019.  There is no assurance that we will ever be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals. Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers to treatment arising from the complex requirements for a site to become treatment ready and, more recently, by the rapid spread of COVID-19 in the U.S., and these factors are expected to continue to impact revenues in the future. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment.  We do not know if and to what extent these barriers will continue to negatively impact ZULRESSO revenues.  These barriers have been compounded by the COVID-19 pandemic.  The recent rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand and in sites of care starting to pause treatment of new patients with ZULRESSO during March 2020, and in increasing numbers since then.  As a result of the pandemic, only approximately 15% of sites that were active treating sites at the end of the first quarter of 2020 remained active treating sites in April 2020.  Concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it, as evidenced by a 75% decline in monthly new patient start form volume in April 2020 compared to the average monthly volume for the first quarter of 2020. As a result, we expect de minimis revenues from sales of ZULRESSO in the second quarter of 2020.  We anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO even after pandemic-related restrictions are eased as sites adjust to new procedures and address ongoing concerns as the situation evolves. The scope and timing of the expected impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing of any return to normal business operations across the U.S.  We cannot predict the course of the COVID-19 pandemic or how long and to what extent it will have an adverse impact on ZULRESSO sales.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, will primarily be focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this change in our commercial efforts may substantially reduce the revenue opportunity for ZULRESSO. There is no guarantee that our post-restructuring focus primarily on geographies where there are existing, active ZULRESSO treating sites will be sufficient for us to achieve success from the sale of ZULRESSO at the levels we expect or need to justify our investment and support our goals or at all. Given the shift in focus of our commercial efforts, the number of new healthcare settings that become treating sites for ZULRESSO, if any, may be limited.  We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions or wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues.  For example, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness. We may never seek or be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements.  In addition, more healthcare providers than we expect may decide not to accept a new treatment paradigm for women with PPD, or we may not be able to compete effectively with lower cost anti-depressants.  Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, we expect that use of ZULRESSO in the U.S. will be focused primarily on women with more severe symptoms of PPD. We may also encounter challenges from both commercial and government payors related to reimbursement of ZULRESSO, even from payors who have provided early positive signals, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed or requiring use of other treatments prior to ZULRESSO or applying other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion. For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. For example, a number of healthcare settings that are willing to administer ZULRESSO to women with PPD who have commercial insurance do not currently treat Medicaid patients, which may affect our ability to generate revenue from ZULRESSO.

We may face other limitations or issues related to sales of ZULRESSO.  For example, healthcare settings may use on average fewer or more vials of ZULRESSO per patient than we expect and the average course of therapy cost may be different than we expect which may impact our results. We may be unable to comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare settings, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS, any of which could materially adversely affect our business and results of operations.

Any of these issues could impair our ability to generate revenues or to meet our expectations with respect to the amount or timing of revenues.  Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our efforts.  There is no guarantee that we will be successful in our commercialization efforts with respect to ZULRESSO, or that we will be able to generate meaningful revenues or revenues at the levels or on the timing necessary to support our investment and goals.

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our current product candidates beyond ZULRESSO, of which zuranolone (SAGE-217) is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD, and may be explored in other indications; and other product candidates are at earlier stages. We cannot be certain that we will be able to initiate planned clinical trials, or to announce results of such trials, with respect to zuranolone or any of our other product candidates on the timelines we expect or at all or that the results of our development programs will be positive or that the design or results of our programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. Some or all of our clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the Mountain Study, a Phase 3 clinical trial of zuranolone in MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  Even if we conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of zuranolone in MDD and PPD or of any of our other product candidates in the indications we may study, or do not support the safety or efficacy or our intended profile for the product.  We also may not be able to meet the requirements for non-clinical data or clinical data needed to advance such a development program. We may find that studying higher doses in our development programs, as we plan to do with respect to zuranolone and other programs, may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.  In the case of zuranolone, we may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and SSRIs or safety and efficacy concerns with respect to retreatment that require additional studies be conducted or cause us not to continue our efforts.  Changes in formulation or the need to refine or scale-up the manufacturing process for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier formulation or processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected recruitment of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used or there are existing therapies.  These types of delays can lead to delays in initiation and completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

The COVID-19 pandemic and the rapid spread of the virus in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities.  Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses.  Concerns about COVID-19 and related precautions and restrictions may also make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment.  These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans.  In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites may also decide to take steps to minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection.  Similarly, clinical sites may impose other restrictions or limitations on key clinical trial activities such as monitoring of the sites by clinical research organizations.  Limitations or modifications to study procedures, study visits, data collection or restrictions on key clinical trial activities such as monitoring may negatively impact the integrity or completeness of our trial data, the powering of a trial or the integrity or relevance of clinical study endpoints.

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our ability to obtain regulatory approval for and successfully market our product candidates. Even if we receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO.  We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all.  The FDA may recommend scheduling with respect to any of our current or future product candidates.  In such event, as was the case with ZULRESSO, prior to a product launch, the U.S. Drug Enforcement Administration, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The timing of the scheduling process is uncertain and may delay our ability to market any product candidate that is successfully developed and approved.

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

The COVID-19 pandemic may continue to adversely impact our business, including our sales of ZULRESSO and our initiation and conduct of nonclinical studies and clinical trials.

The recent rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO. Sites of care that had previously been available to administer ZULRESSO started to pause treatment of new patients with ZULRESSO during March 2020, and in increasing numbers since then. As a result of the pandemic, only approximately 15% of sites that were active treating sites at the end of the first quarter of 2020 remained active treating sites in April 2020.  Concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it, as evidenced by a 75% decline in monthly new patient start form volume in April 2020 compared to the average monthly volume for the first quarter of 2020.  As a result, we expect de minimis revenues from sales of ZULRESSO in the second quarter of 2020.  We anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO and our financial position and cash flows even after pandemic-related restrictions are eased as sites adjust to new procedures and address ongoing concerns as the situation evolves. The scope and timing of the expected impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing of any return to normal business operations across the U.S.

As a result of the COVID-19 pandemic, we may also experience delays or other disruptions that could negatively impact our ongoing and planned development activities, including the timing of initiation and completion of nonclinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

•

delays or difficulties in recruiting clinical sites and in clinical site initiation due to prioritization of medical resources to the treatment of COVID-19 patients or as a result of recommended or required precautions or limitations intended to curb the spread of the virus;

•

delays or difficulties in enrolling patients in our clinical trials, or an increase in the number of patients who withdraw from our clinical trials prior to completion as a result of concerns about COVID-19 or as a result of recommended or required precautions or limitations intended to curb the spread of the virus, or the potential that patients in our trials may have or contract COVID-19 which may impact the trial results;

•

delays or disruptions in non-clinical studies due to precautions taken by contract research organizations or other vendors in light of the spread of COVID-19 or related restrictions recommended or imposed by federal, state or local authorities;

•

limitations or modifications to study procedures, the number and type of study visits or data collection activities, or restrictions on other key clinical trial activities such as monitoring, in response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local governments;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites, laboratories or other vendors providing testing services and hospital staff who would otherwise be available to support the conduct of our clinical trials;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact timelines for initiation of clinical trials or amendments of protocols;
•

interruption of, or delays in, availability of supplies of our product candidates if the COVID-19 pandemic is extended or recurs in waves, including the potential for shortages of raw materials or staff available to our contract manufacturing organizations or other vendors in the supply chain or as the result of restrictions or limitations in their businesses or activities; and

•

limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, including because of sickness of employees or their families, or employees taking leaves as a result of the COVID-19 pandemic, and an increased reliance on working from home.

The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn were to continue for an extended period or return in waves in the future, additional capital may not be available to us on acceptable terms, or at all. We expect to need to raise additional funding at some point in the future. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

These and other factors arising from the COVID-19 pandemic could worsen or could arise in multiple waves even after the virus is partially contained. The scope and timing of the impact of the COVID-19 pandemic will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing of any return to normal business operations across the U.S. We cannot predict the course of the COVID-19 pandemic or how long and to what extent it will have an adverse impact on ZULRESSO sales, our development activities or our business.

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

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD. We are developing our next generation product candidate, zuranolone, in the treatment of MDD, PPD, and other potential indications. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD and many of the indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD and MDD, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; reimbursement restrictions; and the cost of therapy compared to lower cost antidepressants may continue to limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD.  In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Undesirable side effects caused by ZULRESSO in commercial use or in any further clinical trials, non-clinical studies, expanded access programs or investigator-sponsored studies could limit market acceptance of the product, or cause the FDA or other regulatory authorities to add significant restrictions on use or cause us to withdraw the product from the market and could have other material adverse effects on our business.  Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could make it more difficult for us to enroll patients in our clinical trials, or could require us to conduct additional nonclinical studies or clinical trials as part of our development program.  If serious adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, expanded access, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates.  Even if development continues, such adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates may result in delay or denial of FDA or other regulatory approval or result in substantial restrictions on such approval.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. By way of example, unlike earlier trials of zuranolone in MDD and PPD, the Phase 3 Mountain Study evaluating zuranolone in patients with MDD did not meet its primary endpoint. We may find that ongoing or future clinical trials of zuranolone also fail to meet their primary endpoints.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. We may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing, studying a different patient population than previously studied, or administering a product candidate with a concomitant medication.  For example, as part of ongoing development efforts, we plan to evaluate a higher dose of zuranolone than was studied in our pivotal clinical trials completed to date. The results from non-clinical animal models may not be replicated in clinical trials. Many product candidates, including many targeting CNS disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.  Many drugs have failed to replicate efficacy results in larger or more complex later stage trials.  Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

•	the impact of the COVID-19 pandemic;
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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	fail to comply with current Good Clinical Practices, or GCPs, or experience other regulatory compliance issues;
•	undergo changes in priorities or become financially distressed;
•	form relationships with other entities, some of which may be our competitors; or
•	be impacted by the COVID-19 pandemic in ways that adversely affect our business.

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

Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients or healthcare costs savings. Our efforts to educate the medical community and third-party payors about the benefits of any future approved products, to the extent permitted, may require significant resources and may never be successful.  The resources we dedicate to commercialization of ZULRESSO may not be sufficient to be successful.  If ZULRESSO, or any of our product candidates that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or may not do so on the timelines we expect.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, could result in the need for additional nonclinical studies or clinical trials, or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years, and may continue to fluctuate. The FDA and other government agencies may require additional time to review applications for new products beyond the expected timelines, as was the case with ZULRESSO, or may request additional information which could require additional time to review.  In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Market acceptance and sales of ZULRESSO and future approved products will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The pricing and reimbursement environment for ZULRESSO and any of our product candidates, if successfully developed and approved, is challenging, and may become even more challenging in the future due to, among other reasons, policies advanced by the current and future presidential administrations or federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities.  We cannot be sure that reimbursement will be available for ZULRESSO or for any future approved product from a sufficient number of payors, and, if reimbursement is available, that the level and terms of such reimbursement will be sufficient.  Payors may adopt restrictions on reimbursement such as requiring patients to try other lower cost therapies prior to being prescribed our product or to meet severity or other criteria more restrictive than the approved label for our product or may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication.  Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types.  For example, the availability, terms and timing of coverage from state Medicaid systems is expected to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays on the reimbursement of our products. Similarly, there are healthcare settings who will not treat Medicaid patients even if they are active sites of care for ZULRESSO. Reimbursement may impact the demand for, or the price of, our products.  If reimbursement is not available on acceptable terms or is available only at limited levels, we may not be able to successfully commercialize ZULRESSO or any future approved product, or generate revenues at the levels or on the timing we expect.

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

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, in 2020, the United Kingdom exited the EU, often referred to as Brexit. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could continue to lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved.

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

We have one issued U.S. patent covering the method of treating PPD using brexanolone i.v. which is exclusively licensed to Sage by The Regents of the University of California, and will expire in 2033.  We also have an issued U.S. patent covering the formulation of brexanalone i.v., which will expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of zuranolone, two issued U.S. patents covering methods of using zuranolone, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering brexanolone i.v., zuranolone, SAGE-689, SAGE-324, and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

If we enter into future arrangements involving government funding, and we discover compounds or product candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

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

The rules dealing with U.S. federal, state, local and foreign income taxation are continuously under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $1.4 billion and $1.0 billion, respectively, which begin to expire in 2031 and 2030, respectively (other than federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration). As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $34.2 million and $7.4 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2019, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Code, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our initial public offering, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income.

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

Unfavorable U.S. or global economic conditions, including as a result of the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, could result in a variety of risks to our business, including, weakened demand for our products, if any, and could adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for any current or future approved products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history, and have not generated significant revenue to date. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in April 2010.  We have only one approved product, and only began generating revenue from product sales in the second quarter of 2019.

We have funded our operations to date primarily through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2020, we had received net proceeds of $2.2 billion from such transactions. As of March 31, 2020, our cash, cash equivalents and marketable securities were $0.9 billion. We have incurred significant net losses in each year since our inception, including net losses of $126.7 million for the three months ended March 31, 2020 and $680.2 million for the year ended December 31, 2019, and our accumulated deficit was $1.8 billion as of March 31, 2020. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Our ability to generate significant product revenue from any future approved product depends on a number of factors, including, but not limited to:

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

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, will primarily be focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this change in our commercial efforts may further substantially reduce the revenue opportunity for ZULRESSO.  The recent rapid spread of COVID-19 in the U.S. has also had a negative impact on our revenue from sales of ZULRESSO. We expect to continue to incur significant costs as we commercialize ZULRESSO and our product candidates, if and when successfully developed and approved. We may not be successful in our efforts to commercialize ZULRESSO or any future products. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently commercializing ZULRESSO and advancing our product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses to increase substantially as we continue to advance our product candidates in clinical trials, continue our discovery efforts and seek regulatory approval of our product candidates, if we generate positive data in our other clinical programs.  We also continue to incur significant expenses in connection with the commercialization of ZULRESSO and would expect commercialization expenses to increase significantly to commercialize other products, if successfully developed and approved. We also expect to require additional capital in the future to fund operating needs. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2020, our cash, cash equivalents and marketable securities were $0.9 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize our product candidates. Raising funds in the current economic environment may present additional challenges. The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn were to continue for an extended period or return in waves in the future, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of our CNS therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	the impact of the COVID-19 pandemic;
•	the state of the U.S. and world economies, general market conditions and overall fluctuations in U.S. equity markets, including as a result of U.S. or world events;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

May 7, 2020	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

May 7, 2020	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)