Form 10-Q
period 2020-06-30
Sage Therapeutics, Inc.
filed 2020-08-10
CIK 1597553

Covid

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 51,974,269 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our views as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO™ (brexanolone) CIV injection, which is approved in the U.S. for the treatment of postpartum depression, or PPD;

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) for the treatment of major depressive disorder, or MDD, and PPD and related timelines, and the potential for zuranolone in those indications and in additional indications, including our view of the potential product profile and treatment paradigm impact for zuranolone, if successfully developed and approved;

•

our plans for development of our other product candidates for the treatment of central nervous system, or CNS, diseases and disorders, and potentially for other indications, and expected timelines for our planned development activities;

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

•

our views as to the potential impact of the COVID-19 pandemic, our efforts to address the impact of the COVID-19 pandemic, and the resulting effects on our business, results of operations and activities and on any of the forward-looking statements in this Quarterly Report; and

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

We may from time to time provide estimates, projections and other information concerning, among other things, our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties; industry, medical and general publications; government data; and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$258,228	$126,705
Marketable securities	498,294	881,688
Prepaid expenses and other current assets	28,862	26,700
Total current assets	785,384	1,035,093
Property and equipment, net	8,077	9,126
Restricted cash	2,367	2,367
Right-of-use operating asset	27,999	33,771
Other long-term assets	3,415	3,793
Total assets	$827,242	$1,084,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,387	$15,266
Accrued expenses	53,328	86,618
Operating lease liability, current portion	8,577	10,244
Total current liabilities	64,292	112,128
Operating lease liability, net of current portion	22,661	26,848
Other liabilities	374	519
Total liabilities	87,327	139,495
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2020 and December 31, 2019; 51,938,012 and 51,880,227 shares issued at June 30, 2020 and December 31, 2019; 51,934,979 and 51,877,194 shares outstanding at June 30, 2020 and December 31, 2019	5	5
Treasury stock, at cost, 3,033 shares at June 30, 2020 and December 31, 2019	(400)	(400)
Additional paid-in capital	2,645,255	2,587,322
Accumulated deficit	(1,906,654)	(1,643,567)
Accumulated other comprehensive gain	1,709	1,295
Total stockholders’ equity	739,915	944,655
Total liabilities and stockholders’ equity	$827,242	$1,084,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue, net	$1,089	$519	$3,375	$519
Collaboration revenue	—	354	—	819
Total revenue	1,089	873	3,375	1,338
Operating costs and expenses:
Cost of goods sold	110	44	280	44
Research and development	73,320	89,059	136,930	175,457
Selling, general and administrative	38,224	88,227	108,355	172,146
Restructuring	28,402	—	28,402	—
Total operating costs and expenses	140,056	177,330	273,967	347,647
Loss from operations	(138,967)	(176,457)	(270,592)	(346,309)
Interest income, net	2,686	8,220	7,416	14,662
Other income (expense), net	(66)	16	89	20
Net loss	$(136,347)	$(168,221)	$(263,087)	$(331,627)
Net loss per share—basic and diluted	$(2.63)	$(3.28)	$(5.07)	$(6.65)
Weighted average number of common shares outstanding—basic and diluted	51,926,074	51,257,640	51,917,417	49,882,377
Comprehensive loss:
Net loss	$(136,347)	$(168,221)	$(263,087)	$(331,627)
Other comprehensive items:
Unrealized gain on marketable securities	2,501	1,681	414	2,090
Total other comprehensive gain	2,501	1,681	414	2,090
Total comprehensive loss	$(133,846)	$(166,540)	$(262,673)	$(329,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(263,087)	$(331,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	55,142	78,883
Premium on marketable securities	(494)	(1,887)
Amortization of premium (discount) on marketable securities	304	(4,973)
Depreciation	1,331	920
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,162)	(5,102)
Other long-term assets	378	(4,023)
Right-of-use operating asset	3,461	4,713
Operating lease liabilities, current	(49)	(48)
Operating lease liabilities, non-current	(3,602)	(4,298)
Accounts payable	(12,815)	(21,806)
Accrued expenses and other liabilities	(34,082)	5,970
Net cash used in operating activities	(255,675)	(283,278)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	595,769	588,652
Purchases of marketable securities	(211,771)	(918,233)
Purchases of property and equipment	(346)	(3,438)
Net cash provided by (used in) investing activities	383,652	(333,019)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,546	31,282
Payment of employee tax obligations related to vesting of restricted stock units	—	(692)
Payments of offering costs	—	(328)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	561,277
Net cash provided by financing activities	3,546	591,539
Net increase (decrease) in cash, cash equivalents and restricted cash	131,523	(24,758)
Cash, cash equivalents and restricted cash at beginning of period	129,072	193,310
Cash, cash equivalents and restricted cash at end of period	$260,595	$168,552
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$—	$252
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$872
Lease asset de-recognized upon lease cancellation	$2,310	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercise of stock options	287,659	—	—	—	14,072	—	—	14,072
Issuance of common stock under the employee stock purchase plan	16,398	—	—	—	1,799	—	—	1,799
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	43,622	—	—	43,622
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	409	—	409
Vesting of restricted stock units, net of employee tax obligations	8,518	—	—	—	(692)	—	—	(692)
Net loss	—	—	—	—	—	—	(163,406)	(163,406)
Balances at March 31, 2019	51,034,172	$5	3,033	$(400)	$2,446,770	$(106)	$(1,126,735)	$1,319,534
Issuance of common stock from exercise of stock options	434,932	—	—	—	15,601	—	—	15,601
Stock-based compensation expense	—	—	—	—	34,280	—	—	34,280
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,681	—	1,681
Net loss	—	—	—	—	—	—	(168,221)	(168,221)
Balances at June 30, 2019	51,469,104	$5	3,033	$(400)	$2,496,651	$1,575	$(1,294,956)	$1,202,875

Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercise of stock options	7,196	—	—	—	367	—	—	367
Issuance of common stock under the employee stock purchase plan	33,429	—	—	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	30,218	—	—	30,218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,087)	—	(2,087)
Net loss	—	—	—	—	—	—	(126,740)	(126,740)
Balances at March 31, 2020	51,917,819	$5	3,033	$(400)	$2,620,700	$(792)	$(1,770,307)	$849,206
Issuance of common stock from exercise of stock options	17,160	—	—	—	387	—	—	387
Stock-based compensation expense	—	—	—	—	24,168	—	—	24,168
Unrealized gain on available-for-sale securities	—	—	—	—	—	2,501	—	2,501
Net loss	—	—	—	—	—	—	(136,347)	(136,347)
Balances at June 30, 2020	51,934,979	$5	3,033	$(400)	$2,645,255	$1,709	$(1,906,654)	$739,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.  The Company’s first product, ZULRESSO™ (brexanolone) CIV injection, was approved by the U.S. Food and Drug Administration (“FDA”) in March 2019, for the treatment of postpartum depression (“PPD”) in adults, and was made commercially available in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration and incorporation of the scheduling into the FDA-approved label and other product information. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the impact of the COVID-19 pandemic on its operations and financial condition; and the uncertainty of being able to secure additional capital when needed to fund operations.

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company had an accumulated deficit of $1.9 billion. From its inception through June 30, 2020, the Company has received aggregate net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”). At some point after that time, the Company will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek to raise additional capital if market conditions are favorable or in light of other strategic considerations.

COVID-19

The ongoing COVID-19 pandemic has caused major disruptions to businesses and financial markets worldwide. The rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO.  While there have been no material impairments to date, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or the Company’s operating results. Similarly, while to date the Company has not experienced any significant impacts to the Company’s development activities, any material disruption to the Company’s development activities as a result of the pandemic may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic has caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be impacted if volatility in the capital markets and the economic downturn continue.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2020, its results of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, its cash flows for the six months ended June 30, 2020 and 2019, and its statements of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019. The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including developments related to the scope and duration of the pandemic; the timing, extent and frequency of surges in the number of cases of COVID-19; new information that may emerge concerning COVID-19; and the actions taken to contain the COVID-19 pandemic. The Company has made estimates of the impact of the COVID-19 pandemic within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock and expected to continue to do so until such time as it has adequate historical data regarding the volatility of its common stock price for the duration of the expected term. Effective January 1, 2020, the Company began using the historical volatility of its common stock, as there is adequate historical data for the duration of the expected term.

The expected term of the options granted to employees and non-employee directors by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of the options granted to non-employee consultants was determined based on the contractual term of the options, and since January 1, 2019, the “simplified” method has been used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company also applies a forfeiture rate in order to calculate stock-based compensation expense. Expected forfeitures are based on the historical experience of the Company and management’s expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2020 and December 31, 2019, cash equivalents were comprised of cash equivalents, commercial paper and money market funds.

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

The Company’s cash equivalents and marketable securities at June 30, 2020 and December 31, 2019 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2020 and December 31, 2019, respectively.

Revenue Recognition

The Company received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of the revenues of the Company were derived from the Company’s collaboration agreement and supply agreement with Shionogi & Co., Ltd. (“Shionogi”). The terms of the Company’s collaboration agreement include consideration such as non-refundable license fees, reimbursement of any development costs the Company incurs on behalf of Shionogi, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, and sales-based milestones and royalties on product sales, as well as payments for the supply of active pharmaceutical ingredient (“API”) and drug product for clinical trials. To date, revenue from the Company’s collaboration agreement with Shionogi has come from an initial, upfront license fee upon execution of the agreement and from the supply of API for Shionogi’s clinical trials.

Under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes. For contracts determined to be within the scope of Topic 606, the Company assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company allocates the transaction price (the amount of consideration it expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled.

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2020, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company records reserves, based on contractual terms, for components of variable consideration related to product sold during the reporting period, as well as its estimate of product that remains in the distribution channel inventory of its customers at the end of the reporting period. On a quarterly basis, the Company updates its estimates and records any necessary material adjustments in the period they are identified.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of June 30, 2020.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO on March 19, 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the three and six months ended June 30, 2020 and 2019.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors, specialty pharmacies and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy (“REMS”) program, in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2020, the Company has not provided any allowance for bad debts against the trade accounts receivable and the amount of trade accounts receivable was not significant.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which replaced the existing guidance in ASC 840, “Leases”. The FASB subsequently issued the following amendments to ASU No. 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvement for Lessors; and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU No. 2016-02 effective January 1, 2019. The ASC 842 standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the condensed consolidated balance sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. Presentation of leases within the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows is generally consistent with the former lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the condensed consolidated balance sheets and will recognize the associated lease payments in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.  On the adoption date, $44.2 million was recognized as total lease liabilities and $41.1 million was recognized as total right-of-use assets on the Company’s condensed consolidated balance sheet.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance will be effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

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

The following tables summarize the Company’s money market funds and marketable securities as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$258,228	$258,228	$—	$—
Total cash equivalents	258,228	258,228	—	—
Marketable securities:
U.S. government securities	150,804	—	150,804	—
U.S. corporate bonds	201,076	—	201,076	—
International corporate bonds	90,526	—	90,526	—
U.S. commercial paper	24,960	—	24,960	—
International commercial paper	30,928	—	30,928	—
Total marketable securities	498,294	—	498,294	—
	$756,522	$258,228	$498,294	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$126,705	$65,414	$61,291	$—
Total cash equivalents	126,705	65,414	61,291	—
Marketable securities:
U.S. government securities	205,328	—	205,328	—
U.S. corporate bonds	429,845	—	429,845	—
International corporate bonds	142,998	—	142,998	—
U.S. commercial paper	52,261	—	52,261	—
International commercial paper	51,256	—	51,256	—
Total marketable securities	881,688	—	881,688	—
	$1,008,393	$65,414	$942,979	$—

During the six months ended June 30, 2020 and 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$150,563	$247	$(6)	$—	$150,804
U.S. corporate bonds	200,199	939	(62)	—	201,076
International corporate bonds	89,946	607	(27)	—	90,526
U.S. commercial paper	24,949	14	(3)	—	24,960
International commercial paper	30,928	—	—	—	30,928
	$496,585	$1,807	$(98)	$—	$498,294

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$205,172	$176	$(20)	$205,328
U.S. corporate bonds	429,148	797	(100)	429,845
International corporate bonds	142,568	457	(27)	142,998
U.S. commercial paper	52,252	14	(5)	52,261
International commercial paper	51,253	5	(2)	51,256
	$880,393	$1,449	$(154)	$881,688

As of June 30, 2020, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $35.9 million, that had maturities of one to two years. As of December 31, 2019, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $137.1 million, that had maturities of one to two years.

As of June 30, 2020, the marketable securities in a loss position had a maturity of less than one year, except for corporate bonds with a fair value of $17.0 million, that had maturities of one to two years.  As of December 31, 2019, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2020 and the year ended December 31, 2019.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Computer hardware and software	$2,823	$2,830
Furniture and equipment	1,864	1,828
Leasehold improvements	9,220	8,967
	13,907	13,625
Less: Accumulated depreciation	(5,830)	(4,499)
	$8,077	$9,126

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.7 million and $0.5 million, respectively.  Depreciation expense for the six months ended June 30, 2020 and 2019 was $1.3 million and $0.9 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Accrued research and development costs	$27,697	$46,940
Restructuring	11,406	—
Employee-related	7,564	22,011
Professional services	5,599	16,720
Other	1,062	947
	$53,328	$86,618

5.	Leases, Commitments and Contingencies

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

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees.  These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019.  The leases were for a term of three years and were to expire on various dates through January 31, 2022.  During the three months ended June 30, 2020, these leases were terminated as part of the restructuring (see Note 10, Restructuring); and the remaining asset of $2.3 million and the liabilities related to these leases were de-recognized upon termination of the leases.

As of January 1, 2019, the Company leased office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 58,442 square feet in the first building under an operating lease that will expire on August 15, 2024, 40,419 square feet in the second building under an operating lease that will expire on August 31, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

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

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if such product candidate is successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of June 30, 2020, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of June 30, 2020, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three and six months ended June 30, 2020, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex. For the six months ended June 30, 2019, the Company recorded an intangible asset of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex.

As of June 30, 2020, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to The Regents of the University of California clinical development milestones of $0.1 million, prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of June 30, 2020, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three and six months ended June 30, 2020, the Company did not record any expense or make any milestone payments under the license agreements with The Regents of the University of California. For the six months ended June 30, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of June 30, 2020, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical and development milestones.

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

For the three and six months ended June 30, 2020 and 2019, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.
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

Under the terms of the collaboration agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of zuranolone for MDD, and potentially other indications, in Japan, Taiwan and South Korea. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in Japan, Taiwan and South Korea, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote zuranolone in Japan. The Company maintains exclusive rights to develop and commercialize zuranolone outside of Japan, Taiwan and South Korea. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

In determining the appropriate amount of revenue to be recognized under Topic 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfied each performance obligation.

The Company determined that the performance obligations included the license to zuranolone and the supply of certain materials during the clinical development phase which includes the supply of active pharmaceutical ingredient (“API”). The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a standalone performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials was determined to be a separate performance obligation.  The supply of API for commercial use was determined to be an option for Shionogi to purchase, rather than a firm obligation, because no minimum amount or quantities are specified and therefore, was not considered a performance obligation within the main agreement. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

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

The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2020, 2,075,087 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2019, were added to the 2014 Plan.

On December 15, 2016, the Board of Directors of the Company (the “Board”) approved the 2016 Inducement Equity Plan (as amended and restated, the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.  On September 20, 2018, the Board amended the 2016 Plan to increase the total number of shares reserved for issuance under such plan by 1,200,000 shares.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2019	333,243
Granted	983,706
Vested	-
Forfeited	(288,723)
Outstanding as of June 30, 2020	1,028,226

During the three months ended March 31, 2017, the Company granted 32,500 restricted stock units to certain employees of the Company. The Company did not grant restricted stock units prior to January 1, 2017.  These restricted stock units vested ratably over two years, with vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and February 2019, respectively. The fair value of restricted stock units that vested during the six months ended June 30, 2019 was $2.0 million.

During the three months ended June 30, 2020, the Company granted 550,890 restricted stock units to certain employees of the Company. These restricted stock units will vest over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which will be in April 2021 and April 2022, respectively.

No restricted stock units vested during the six months ended June 30, 2020 and the three months ended June 30, 2020 and 2019.

During the year ended December 31, 2018, the Company granted 37,800 performance restricted stock units that will vest upon the achievement of a certain commercial milestone.

During the three months ended June 30, 2020 and 2019, the Company granted to employees of the Company 39,005 and 16,345 performance restricted stock units, respectively; and during the six months ended June 30, 2020 and 2019, the Company granted 432,816 and 370,456 performance restricted stock units, respectively. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

No performance restricted stock units vested during the six months ended June 30, 2020 and 2019.

At June 30, 2020, 1,028,226 restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $63.8 million.

Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	8,163,113	$106.30	7.75	$87,972
Granted	1,409,495	$55.40
Exercised	(24,356)	$30.93
Forfeited	(1,985,463)	$119.80
Outstanding as of June 30, 2020	7,562,789	$93.52	7.40	$18,855
Exercisable as of June 30, 2020	4,427,519	$87.69	6.47	$17,333

At June 30, 2020, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $164.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.04 years.

The intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $0.4 million and $87.4 million, respectively.

Performance-Based Stock Options

Since January 1, 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2019, the achievement of one unmet commercial milestone that was the criteria for vesting of performance-based stock options was considered probable, and therefore $14.2 million of stock-based compensation expense was recognized related to these awards for the three months ended March 31, 2019. During the three months ended June 30, 2019, this commercial milestone was achieved. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017. This milestone represents 20% and 33% of the performance-based option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the three months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $2.1 million. During the six months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

As of June 30, 2020 and June 30, 2019, for option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the six months ended June 30, 2020 and 2019.

At June 30, 2020, 390,516 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $28.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$10,120	$13,672	$22,344	$34,417
Selling, general and administrative	12,124	21,095	31,010	44,466
Restructuring	1,788	—	1,788	—
	$24,032	$34,767	$55,142	$78,883

Stock-based compensation expense recognized during the three and six months ended June 30, 2020 and 2019 by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	$23,418	$34,280	$53,636	$77,844
Restricted stock units	750	—	750	58
Employee stock purchase plan	(136)	487	756	981
	$24,032	$34,767	$55,142	$78,883

The negative amount of stock-based compensation expense for the employee stock purchase plan in the three months ended June 30, 2020 was mainly due to the fact that employees whose employment ended during that quarter because of the restructuring were no longer eligible to purchase shares in the enrollment period that ended on June 30, 2020.

The stock-based compensation expense recorded for the restructuring in the three and six months ended June 30, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested option grants that had been made to employees who were terminated in the restructuring.

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2020 and 2019 was $37.16 and $99.11, respectively.

Shares Reserved and Available for Future Issuance

As of June 30, 2020, the total number of shares reserved under all equity plans was 12,668,833 and the total number of shares available for future issuance under all equity plans was 4,077,818 shares.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(136,347)	$(168,221)	$(263,087)	$(331,627)
Denominator:
Weighted average common stock outstanding —basic	51,926,074	51,257,640	51,917,417	49,882,377
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	51,926,074	51,257,640	51,917,417	49,882,377
Net loss per share—basic and diluted	$(2.63)	$(3.28)	$(5.07)	$(6.65)

The following common stock equivalents outstanding as of June 30, 2020 and 2019 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	7,172,273	7,362,768	7,172,273	7,362,768
Restricted stock units	523,870	—	523,870	—
Employee stock purchase plan	39,290	39,006	39,290	39,006
	7,735,433	7,401,774	7,735,433	7,401,774

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

10.	Restructuring

In April 2020, the Company announced a restructuring plan to enable the Company to advance its corporate strategy and pipeline that included the elimination of approximately 53% of the Company’s workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the three months ended June 30, 2020, the Company recorded $28.4 million of expense, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued restructuring charges as of June 30, 2020 will be paid in cash by the end of 2020. Restructuring activity during the three months ended June 30, 2020 was as follows:

Restructuring accrual
(in thousands)
Balance as of April 1, 2020	$-
Restructuring expenses incurred	28,402
Cash paid	(14,558)
Non-cash activity	(2,438)
Balance as of June 30, 2020	$11,406

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our first product, ZULRESSO™ (brexanolone) CIV injection, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 for the treatment of postpartum depression, or PPD, in adults, and was made commercially available in the U.S. beginning on June 24, 2019. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The COVID-19 pandemic is causing major disruptions to businesses and financial markets worldwide. The pandemic continues to significantly impact the U.S.  A number of states within the U.S. are seeing a substantial increase in cases of COVID-19 after beginning to reopen businesses and public facilities. These surges in the number of cases of COVID-19 could continue, worsen and spread, including as a result of states lifting restrictions, declines in the use of protective measures, increases in activities and access to settings that involve a higher risk of exposure or due to other factors. We are closely monitoring the impact of the pandemic on our employees, and our business operations. We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in our community.  For example, we have instituted a remote work policy for our employees, including our field-based employees, and have temporarily replaced all in-person meetings and interactions with virtual interactions.

The rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on our revenue from sales of ZULRESSO.  The pandemic may also negatively impact our ongoing and planned development activities.  Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation; impede enrollment; impair the conduct of our trials or integrity of our data; or cause us to pause trials. Any of these effects may significantly impact our ability to meet our expected timelines or increase our costs, impact other aspects of our business, or cause us to have to change our plans. To date, we and our third-party suppliers and contract manufacturing partners have been able to continue to supply ZULRESSO and our product candidates without significant disruption, and we currently do not anticipate any interruptions in supply. Any prolonged material disruptions to the work of our employees, suppliers, contract manufacturers, or vendors could negatively impact our business, results of operations, and activities. In addition, the COVID-19 pandemic has caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be impacted if volatility in the capital markets and the economic downturn continue.

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

Our first product, ZULRESSO, is a proprietary intravenous, or IV, formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act. PPD is one of the most common medical complications during and after pregnancy.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and to improve management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, ZULRESSO has been administered to date primarily to treat women with severe PPD, and we expect that to continue to be the case.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.

In the second quarter of 2020, we received clearance from the FDA, under the Coronavirus Treatment Acceleration Program (CTAP), to initiate a Phase 3 clinical trial with brexanolone in patients with advanced COVID-19 related acute respiratory distress syndrome (ARDS).

Our next most advanced product candidate is zuranolone (SAGE-217), an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  Zuranolone is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors that targets both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.  To date, we have completed three pivotal clinical trials of zuranolone, two in MDD and one in PPD.  The first completed pivotal trial, a Phase 2 clinical trial evaluating zuranolone in the treatment of MDD, and a completed pivotal trial evaluating zuranolone in the treatment of PPD both met their primary endpoints.  In each case, these trials evaluated the effect of zuranolone at a 30 mg dose.  The pivotal Phase 3 clinical trial evaluating the effect of 30 mg of zuranolone on depressive symptoms in adults with MDD, known as the MOUNTAIN Study, did not meet its primary endpoint. Following discussions with the FDA, we determined to conduct three new Phase 3 clinical trials as part of our pivotal program for zuranolone in MDD and PPD:

-a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up, known as the SKYLARK Study;

-a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered standard antidepressant therapy, as an acute rapid response treatment in patients with MDD, with additional short-term follow-up, known as the CORAL Study; and

-a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in patients with MDD, with additional short-term follow-up, known as the WATERFALL Study.

We initiated patient dosing in the SKYLARK Study and the WATERFALL Study in the second quarter of 2020 and expect to initiate dosing in the CORAL Study later in 2020. Topline results from these three studies are anticipated in 2021, with topline data from the WATERFALL Study expected in the first half of 2021. We are also continuing our SHORELINE study, an open-label Phase 3 clinical trial evaluating the safety of as-needed repeat treatment with zuranolone in which patients with MDD receive an initial two-week course of zuranolone and as needed retreatment for up to one year.  Enrollment of patients receiving the 30 mg dose in the SHORELINE study was completed in the third quarter of 2019, and we expect to report top-line results as to patients at the 30 mg dose in 2020.  We have amended the SHORELINE protocol to allow currently enrolled patients to receive retreatment with zuranolone 50 mg. Additionally, the SHORELINE Study has begun enrolling a new cohort of patients with MDD who will receive zuranolone 50 mg.

In the fourth quarter of 2019, we paused enrollment in our REDWOOD study, a placebo-controlled Phase 3 clinical trial in MDD evaluating the efficacy (time to first relapse) and long-term safety of fixed interval zuranolone monotherapy maintenance treatment (treatment without traditional antidepressants) in which randomized patients receive a two-week course of zuranolone or placebo every two months until the first relapse for up to one year. We also paused enrollment in our RAINFOREST study, a placebo-controlled polysomnography Phase 3 clinical trial of zuranolone in patients with MDD who have co-morbid insomnia. We paused both of these studies, and have closed all clinical trial sites for these studies, to focus our resources and activities on enrollment in the three new Phase 3 clinical studies. We plan to reevaluate whether to reinitiate the REDWOOD and RAINFOREST studies at a later date. We also continue to evaluate the ongoing zuranolone clinical pharmacology and safety program.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors. SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including essential tremor, a disorder causing involuntary and rhythmic shaking, and, potentially, epileptiform disorders and Parkinson’s disease. Based on the results of the Phase 1 clinical program, including a positive signal observed in a small cohort of patients with essential tremor and a safety profile consistent with GABAA positive allosteric modulation, and our other work in this area to date, in the second quarter of 2020, we began enrolling patients in a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor. Topline data from this study are expected in the fourth quarter of 2020 or the first quarter of 2021. Our portfolio of novel GABAA receptor positive allosteric modulators also includes SAGE-689, a product candidate intended for intramuscular administration, and for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease and Parkinson’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases and disorders such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. As part of our Phase 1 clinical program, we evaluated the safety, tolerability and pharmacokinetics of SAGE-718 in a small cohort of patients with early Huntington’s disease. As part of this study, we also conducted assessments of executive functioning with measures relevant to the core cognitive decline observed in people with Huntington’s disease. Based on the signals observed in this study and in similar measures during an earlier Phase 1 cohort of healthy volunteers without Huntington’s disease, we plan to initiate a Phase 2a open-label study evaluating patients with Parkinson’s disease cognitive dysfunction, and potentially other Phase 2a open-label clinical studies in patients with certain other cognition-related disorders, which will inform potential advancement of SAGE-718 into further Phase 2 clinical development, including potentially in Huntington’s disease.  We expect to report top-line data from the Phase 2a study in patients with Parkinson’s disease cognitive dysfunction in the second half of 2020. Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019.

We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also continue to evaluate development opportunities in potential new areas of interest as well as to explore partnering opportunities where we believe a strategic partner may add significant value to our efforts, including through capabilities, infrastructure, speed or financial resources.

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

We have incurred net losses in each year since our inception, and we had an accumulated deficit of $1.9 billion as of June 30, 2020. Our net losses were $263.1 million for the six months ended June 30, 2020 and $680.2 million for the year ended December 31, 2019. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that we will incur significant expenses in the foreseeable future in connection with our ongoing activities, if and as we:

•	continue to advance Phase 3 clinical development of zuranolone in PPD and MDD, and potentially advance zuranolone for other indications;

•	continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S. with a primary focus in geographies that have existing, active ZULRESSO treating sites;
•	advance SAGE-324 through completion of the ongoing Phase 2 clinical trial in essential tremor, with potential future development in certain epileptiform disorders and other neurological conditions;
•

advance SAGE-718 through initiation and completion of the planned Phase 2a open-label clinical study of patients with Parkinson’s disease cognitive dysfunction, and potentially evaluate SAGE-718 in additional Phase 2a open-label clinical studies in patients with certain other cognition-related disorders, prior to determining potential next steps for advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s disease;

•	advance one or more non-clinical stage compounds into clinical development;
•

continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new product candidates, with the goal of developing a diversified portfolio of assets with differentiated features;

•

continue to explore other opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions;

•

prepare for potential new drug applications and pre-launch activities with respect to our product candidates at the appropriate time to support next steps if our pivotal programs are successful and support a filing;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	refine the formulation and improve the manufacturing process for our product candidates; and manufacture clinical supplies as development progresses;
•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
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

•	add or optimize operational, financial and management information systems; and
•	incur non-cash stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards.

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, which may include collaborations with third parties. We may not be successful in our commercialization of ZULRESSO or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in the second quarter of 2018 with Shionogi.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers to treatment arising from the complex requirements for a site to become treatment ready and, more recently, by the spread of COVID-19 in the U.S.  ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment.  These barriers have been compounded recently by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing surge in the number of cases of COVID-19 in the U.S. and continuing concerns about the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  We anticipate that the COVID-19 pandemic will also continue to have an adverse impact on our results of operations from sales of ZULRESSO even after pandemic-related restrictions are eased, as sites adjust to new procedures and address ongoing concerns as the situation evolves. The scope and timing of the expected impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing and success of any return to normal business operations across the U.S.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this change in our commercial efforts may further substantially reduce the revenue opportunity for ZULRESSO.

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, we generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

Effective June 12, 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and manufacturing of zuranolone for MDD, and potentially other indications, in Japan, Taiwan and South Korea. On October 26, 2018, we also entered into a supply agreement with Shionogi for zuranolone clinical material. To date, revenue from the Company’s collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million, which was recorded as collaboration revenue in the year ended December 31, 2018, and for the supply of API for Shionogi’s clinical trials.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;
•	expenses associated with manufacturing materials for use in non-clinical studies and clinical trials and developing external manufacturing capabilities;
•	costs of outside consultants engaged in research and development activities, including their fees and travel expenses;
•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities;
•	payments made under our third-party license agreements; and
•	a portion of our facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, size, rate of progress, and expense of our ongoing as well as any additional clinical trials, non-clinical studies, and other research and development activities;
•	future results of ongoing, planned or future clinical trials and non-clinical studies;
•	decisions by regulatory authorities related to our product candidates;
•	uncertainties in clinical trial enrollment rate or design;

•	significant and changing government regulation; and
•	the receipt and timing of regulatory approvals, if any.

In addition, the COVID-19 pandemic and the rapid spread of the virus in the U.S. and outside the U.S. may also negatively impact our ongoing and planned development activities and increase our research and development costs.  Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct of our trials or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions; and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZULRESSO; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. We expect the workforce reduction to reduce annualized operating expenses by approximately $170 million, of which $150 million is related to selling, general and administrative expenses. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  Even with the expected reduction in selling, general and administrative expenses as a result of the restructuring, we expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO.  We expect that selling, general and administrative expenses will increase in the future if we are successful in our development efforts and are preparing for potential commercialization of our current or future product candidates, if approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Product revenue, net	$1,089	$519	$570
Collaboration revenue	—	354	(354)
Total revenue	1,089	873	216
Operating costs and expenses:
Cost of goods sold	110	44	66
Research and development	73,320	89,059	(15,739)
Selling, general and administrative	38,224	88,227	(50,003)
Restructuring	28,402	—	28,402
Total operating costs and expenses	140,056	177,330	(37,274)
Loss from operations	(138,967)	(176,457)	37,490
Interest income, net	2,686	8,220	(5,534)
Other income (expense), net	(66)	16	(82)
Net loss	$(136,347)	$(168,221)	$31,874

Product revenue, net

During the three months ended June 30, 2020 and 2019, we recognized $1.1 million and $0.5 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

For the three months ended June 30, 2020, we recognized no collaboration revenue from our agreement with Shionogi. For the three months ended June 30, 2019, we recognized $0.4 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone active pharmaceutical ingredient, or API, for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

During the three months ended June 30, 2020 and 2019, cost of goods sold of $0.1 million and $44,000, respectively, was related to royalties on net sales of ZULRESSO payable to CyDex Pharmaceuticals, Inc., or CyDex, and The Regents of the University of California under license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report), labeling and packaging costs incurred after FDA approval for ZULRESSO, amortization of intangibles related to ZULRESSO and certain distribution costs. Prior to receiving initial FDA approval, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended June 30, 2020 and 2019. We expect our cost of goods sold for ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$31,917	$37,450	$(5,533)
SAGE-324	3,738	4,367	(629)
SAGE-718	1,498	1,453	45
Other research and development programs	8,322	12,598	(4,276)
Unallocated expenses	17,725	19,519	(1,794)
Stock-based compensation	10,120	13,672	(3,552)
Total research and development expenses	$73,320	$89,059	$(15,739)

Research and development expenses for the three months ended June 30, 2020 were $73.3 million, compared to $89.1 million for the three months ended June 30, 2019. The decrease of $15.7 million was primarily due to the following:

•	a decrease of $5.5 million in expenses for zuranolone, primarily as a result of completion of the MOUNTAIN Study;
•	a decrease of $4.3 million in expenses for other research and development programs, related to non-clinical studies and a decrease in spending for brexanolone (SAGE-547); and

•

a decrease of $3.6 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $1.0 million for the three months ended June 30, 2019.  The remainder of the decrease is mainly from the impact of the cancellation of option grants that had been made to terminated employees, primarily those terminated in the restructuring.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel-related	$12,252	$31,993	$(19,741)
Stock-based compensation	12,124	21,095	(8,971)
Professional fees	6,708	20,670	(13,962)
Other	7,140	14,469	(7,329)
Total selling, general and administrative expenses	$38,224	$88,227	$(50,003)

Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were $38.2 million and $88.2 million, respectively.  The decrease of $50.0 million was primarily due to the following:

•	a decrease of $19.7 million in personnel-related costs, mainly as a result of the termination of employees in the restructuring;
•

a decrease of $9.0 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $1.1 million during the three months ended June 30, 2019.  The remainder of the decrease is mainly from the impact of the cancellation of option grants that had been made to terminated employees, primarily those terminated in the restructuring;

•	a decrease of $14.0 million in professional fees, primarily due to the impact of the restructuring on our spending for commercial activities; and

•

a decrease of $7.3 million in other costs, primarily due to the impact of the restructuring and the impact of the COVID-19 pandemic resulting in our employees working remotely and a reduction in business travel.

Restructuring

In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the three months ended June 30, 2020, we recorded $28.4 million of expense, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the three months ended June 30, 2020 and 2019 were $2.6 million and $8.2 million, respectively.  The primary reason for the decrease was the decrease in the balance of marketable securities and a reduction in interest rates.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Product revenue, net	$3,375	$519	$2,856
Collaboration revenue	—	819	(819)
Total revenue	3,375	1,338	2,037
Operating costs and expenses:
Cost of goods sold	280	44	236
Research and development	136,930	175,457	(38,527)
Selling, general and administrative	108,355	172,146	(63,791)
Restructuring	28,402	—	28,402
Total operating costs and expenses	273,967	347,647	(73,680)
Loss from operations	(270,592)	(346,309)	75,717
Interest income, net	7,416	14,662	(7,246)
Other income, net	89	20	69
Net loss	$(263,087)	$(331,627)	$68,540

Product revenue, net

During the six months ended June 30, 2020 and 2019, we recognized $3.4 million and $0.5 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

For the six months ended June 30, 2020, we recognized no collaboration revenue from our agreement with Shionogi. For the six months ended June 30, 2019, we recognized $0.8 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone API for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

During the six months ended June 30, 2020 and 2019, cost of goods sold of $0.3 million and $44,000, respectively, was related to royalties on net sales of ZULRESSO payable to CyDex and The Regents of the University of California under license agreements (see Note 5, Leases, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report), labeling and packaging costs incurred after FDA approval for ZULRESSO, amortization of intangibles related to ZULRESSO and certain distribution costs. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded all costs incurred as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the six months ended June 30, 2020 and 2019. We expect our cost of goods sold for ZULRESSO to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.

Research and development expenses

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$52,059	$67,679	$(15,620)
SAGE-324	7,155	7,278	(123)
SAGE-718	2,170	6,949	(4,779)
Other research and development programs	16,545	21,739	(5,194)
Unallocated expenses	36,657	37,395	(738)
Stock-based compensation	22,344	34,417	(12,073)
Total research and development expenses	$136,930	$175,457	$(38,527)

Research and development expenses for the six months ended June 30, 2020 were $136.9 million, compared to $175.5 million for the six months ended June 30, 2019. The decrease of $38.5 million was primarily due to the following:

•	a decrease of $15.6 million in expenses for zuranolone, primarily as a result of completion of the MOUNTAIN Study;
•	a decrease of $4.8 million in expenses for SAGE-718, primarily due to the completion of certain Phase 1 studies during 2019;

•	a decrease of $5.2 million in expenses for other research and development programs, related to non-clinical studies and a decrease in spending for brexanolone (SAGE-547); and
•

a decrease of $12.1 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $9.5 million for the six months ended June 30, 2019.  The remainder of the decrease is mainly from the impact of the cancellation of option grants that had been made to terminated employees, primarily those terminated in the restructuring.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel-related	$41,005	$62,164	$(21,159)
Stock-based compensation	31,010	44,466	(13,456)
Professional fees	17,759	39,045	(21,286)
Other	18,581	26,471	(7,890)
Total selling, general and administrative expenses	$108,355	$172,146	$(63,791)

Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were $108.4 million and $172.1 million, respectively.  The decrease of $63.8 million was primarily due to the following:

•	a decrease of $21.2 million in personnel-related costs, mainly as a result of the termination of employees in the restructuring;

•

a decrease of $13.5 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.8 million during the six months ended

June 30, 2019. The remainder of the decrease is mainly from the impact of the cancellation of option grants that had been made to terminated employees, primarily those terminated in the restructuring;

•

a decrease of $21.3 million in professional fees, primarily due to costs incurred in the six months ended June 30, 2019, related to preparations for the commercial launch of ZULRESSO in the U.S., which commenced on June 24, 2019 and the impact of the restructuring on our spending for commercial activities; and

•

a decrease of $7.9 million in other costs, primarily due to the impact of the restructuring and the impact of the COVID-19 pandemic resulting in our employees working remotely and a reduction in business travel.

Restructuring

In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the six months ended June 30, 2020, we recorded $28.4 million of expense, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest income, net and Other expense, net

Interest income, net, and other expense, net, for the six months ended June 30, 2020 and 2019 were $7.5 million and $14.7 million, respectively.  The primary reason for the decrease was the decrease in the balance of marketable securities and a reduction in interest rates.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of June 30, 2020, we had an accumulated deficit of $1.9 billion. From our inception through June 30, 2020, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in a follow-on underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of June 30, 2020, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $756.5 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(255,675)	$(283,278)
Investing activities	383,652	(333,019)
Financing activities	3,546	591,539
Total	$131,523	$(24,758)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $255.7 million, compared to $283.3  million for the six months ended June 30, 2019. The decrease of $27.6 million in cash used was primarily due to the following:

•

a decrease of $68.5 million in cash used related to our net loss, primarily due to a decrease in selling, general and administrative expenses, mainly due to the restructuring during the three months ended June 30, 2020; and a decrease in research and development activities related to the completion of the MOUNTAIN Study and the timing of study activities;

•

a decrease of $16.7 million in non-cash charges, primarily due to a decrease in stock-based compensation expense due to the achievement of performance-based vesting criteria resulting in expense of $16.3 million in six months ended June 30, 2019, compared to none in the six months ended June 30, 2020; and

•	a decrease of $24.3 million in cash used in changes in our operating assets and liabilities, primarily due to the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2020 and 2019, net cash provided by investing activities was $383.7 million and net cash used in investing activities was $333.0 million, respectively.  During the six months ended June 30, 2020 and 2019, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our follow-on underwritten public offering in February 2019.

Financing Activities

During the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $3.5 million and $591.5 million, respectively.  During the six months ended June 30, 2019, we received $560.9 million of net proceeds from our follow-on underwritten public offering, after deducting commissions and underwriting discounts and offering costs paid by us.

Operating Capital Requirements

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO.  We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential future commercialization of product candidates beyond ZULRESSO that are successfully developed and approved; begin to commercialize any such products, if successfully developed and approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO and any future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2022. During that time, we expect to incur significant expenses as we:

•	continue to advance Phase 3 clinical development of zuranolone in PPD and MDD, and potentially advance zuranolone for other indications;

•	continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S. with a primary focus in geographies that have existing, active ZULRESSO treating sites;
•	advance SAGE-324 through completion of the ongoing Phase 2 clinical trial in essential tremor, with potential future development in certain epileptiform disorders and other neurological conditions;
•

advance SAGE-718 through initiation and completion of the planned Phase 2a open-label clinical study of patients with Parkinson’s disease cognitive dysfunction, and potentially evaluate SAGE-718 in additional Phase 2a open-label clinical studies in patients with certain other cognition-related disorders, prior to determining potential next steps for advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s disease;

•	advance one or more non-clinical stage compounds into clinical development;
•

continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new product candidates, with the goal of developing a diversified portfolio of assets with differentiated features;

•

continue to explore other opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions;

•

prepare for potential new drug applications and pre-launch activities with respect to our product candidates at the appropriate time to support next steps if our pivotal programs are successful and support a filing;

•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	refine the formulation and improve the manufacturing process for our product candidates; and manufacture clinical supplies as development progresses;
•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
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

•	add or optimize operational, financial and management information systems; and
•	incur non-cash stock compensation expense related to existing and new personnel with respect to both service-based and performance-based awards.

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, which will be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; the impact of our April 2020 restructuring and the decision to focus our efforts primarily on geographies in the U.S. that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds in the current economic environment may present challenges. The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn continue for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, or if our business prospects are impaired or the capital markets disrupted for other reasons, additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, “Summary of Significant Accounting Policies”, in the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of approximately $756.5 million as of June 30, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2020 and 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

There is no assurance that our commercialization efforts in the U.S. with respect to ZULRESSO™ (brexanolone) CIV injection will be successful or that we will ever be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals.

Our first product, ZULRESSO, was approved by the Food and Drug Administration, or FDA, in March 2019 as a treatment for postpartum depression, or PPD, and was made commercially available beginning on June 24, 2019.  There is no assurance that we will ever be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals. Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers to treatment arising from the complex requirements for a site to become treatment ready and, more recently, by the rapid spread of COVID-19 in the U.S., and these factors are expected to continue to impact revenues in the future. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment.  We do not know if and to what extent these barriers will continue to negatively impact ZULRESSO revenues.  These barriers have been compounded by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing surge in the number of cases of COVID-19 in the U.S. and continuing concerns about the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  Specifically, we anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO even after pandemic-related restrictions are eased, as sites adjust to new procedures and address ongoing concerns as the situation evolves. The scope and timing of the expected impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing and success of any return to normal business operations across the U.S.  We cannot predict the course of the COVID-19 pandemic or how long and to what extent it will have an adverse impact on ZULRESSO sales.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this change in our commercial efforts may substantially reduce the revenue opportunity for ZULRESSO. Our post-restructuring focus primarily on geographies where there are existing, active ZULRESSO treating sites may make it difficult for us to achieve success from the sale of ZULRESSO at the levels we expect or need to justify our investment and support our goals. Given the shift in focus of our commercial efforts, the number of new healthcare settings that become treating sites for ZULRESSO, if any, may be limited.  We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions or wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.

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

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our current product candidates beyond ZULRESSO, of which zuranolone (SAGE-217) is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD, and may be explored in other indications; and other product candidates are at earlier stages. We cannot be certain that we will be able to initiate planned clinical trials, or to announce results of such trials, with respect to zuranolone or any of our other product candidates, on the timelines we expect or at all or that the results of our development programs will be positive or that the design or results of our programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials may not be repeated or observed in ongoing or future studies involving the same compound or other product candidates. Some or all of our clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  Even if we conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of zuranolone in MDD and PPD or of any of our other product candidates in the indications we may study, or do not support the safety or efficacy or our intended profile for the product.  We also may not be able to meet the requirements for non-clinical data or clinical data needed to advance such a development program. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure—for example evaluating a 50 mg dose in our pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone, or evaluating new doses in our Phase 2 study of SAGE-324 in essential tremor, or as we might decide to do with other programs in the future—may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. In the case of zuranolone, we may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and traditional antidepressants, or safety and efficacy concerns with respect to retreatment that require additional studies be conducted or cause us not to continue our efforts.

Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses, or could lead to different results than achieved with the earlier formulation or processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected recruitment of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used or there are existing therapies.  These types of delays can lead to delays in initiation and completion of a trial and announcement of results.  There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.

The COVID-19 pandemic and the rapid spread of the virus in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities.  Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses.  Concerns about COVID-19 and related precautions and restrictions may also make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment.  These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans.  In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites may also decide to take steps to minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection.  Similarly, clinical sites may impose other restrictions or limitations on key clinical trial activities such as monitoring of the sites by clinical research organizations.  Limitations or modifications to study procedures, study visits, data collection or restrictions on key clinical trial activities such as monitoring may require additional assessment and evaluation from institutional review boards and may negatively impact the integrity or completeness of our trial data, the powering of a trial or the integrity or relevance of clinical study endpoints.

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

We are not permitted to market any of our product candidates in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

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

The COVID-19 pandemic may continue to adversely impact our business, including our sales of ZULRESSO and our initiation and conduct of non-clinical studies and clinical trials.

The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing surge in the number of cases of COVID-19 in the U.S. and continuing concerns about the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  We anticipate that the COVID-19 pandemic will also continue to have an adverse impact on our results of operations from sales of ZULRESSO even after pandemic-related restrictions are eased, as sites adjust to new procedures and address ongoing concerns as the situation evolves. The scope and timing of the expected impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing and success of any return to normal business operations across the U.S.  We cannot predict the course of the COVID-19 pandemic or how long and to what extent it will have an adverse impact on ZULRESSO sales.

As a result of the COVID-19 pandemic, we may also experience delays or other disruptions that could negatively impact our ongoing and planned development activities, including the timing of initiation and completion of non-clinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

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

•

interruption of, or delays in, availability of supplies of our product candidates if the COVID-19 pandemic continues in surges or recurs in waves for an extended period, including the potential for shortages of raw materials, other drugs or materials used in our clinical trials, including the standard antidepressant therapy being assessed in combination with zuranolone in the CORAL Study, or staff available to our contract manufacturing organizations or other vendors in the supply chain or as the result of restrictions or limitations in their businesses or activities; and

•

limitations on employee resources that would otherwise be focused on the conduct of our non-clinical studies and clinical trials, including because of sickness of employees or their families, or employees taking leaves as a result of the COVID-19 pandemic, and an increased reliance on working from home.

The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn continue for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, additional capital may not be available to us on acceptable terms, or at all. We expect to need to raise additional funding at some point in the future. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

A Breakthrough Therapy designation or Fast Track designation by the FDA or PRIority MEdicines, or PRIME, designation by the European Medicines Agency, or EMA, may not actually lead to a faster development or regulatory review or approval process.

We have received Breakthrough Therapy designation and Fast Track designation for zuranolone for the treatment of MDD. We have received PRIME designation from the EMA in the EU for our proprietary formulation of brexanolone as a potential treatment for PPD. In the future, we may seek Fast Track, Breakthrough Therapy or PRIME designations for zuranolone in indications not yet covered or for our other product candidates.  These designations do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

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

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD. We are developing our next generation product candidate, zuranolone, for the treatment of MDD, PPD, and other potential indications. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD and many of the indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD and MDD, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; reimbursement restrictions; and the cost of therapy compared to lower cost antidepressants may continue to limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD.  In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Undesirable side effects caused by ZULRESSO in commercial use or in any further clinical trials, non-clinical studies, expanded access programs or investigator-sponsored studies could limit market acceptance of the product, or cause the FDA or other regulatory authorities to add significant restrictions on use or cause us to withdraw the product from the market and could have other material adverse effects on our business.  Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could make it more difficult for us to enroll patients in our clinical trials, or could require us to conduct additional non-clinical studies or clinical trials as part of our development program.  If serious adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates are observed in clinical trials, emergency-use cases, investigator sponsored clinical trials, expanded access, or non-clinical studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidates at all or we may also need to discontinue development of other product candidates.  Even if development continues, such adverse events or other undesirable side effects, or unexpected characteristics of any of our product candidates, may result in delay or denial of FDA or other regulatory approval or result in substantial restrictions on such approval.

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same indications or other indications. If we cannot replicate the positive results from our earlier non-clinical studies and clinical trials of our product candidates in our later non-clinical studies and clinical trials in the same indications or other indications, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. By way of example, unlike earlier trials of zuranolone in MDD and PPD, the Phase 3 MOUNTAIN Study evaluating zuranolone in patients with MDD did not meet its primary endpoint. We may find that ongoing or future clinical trials of zuranolone or any of our other product candidates may also fail to meet their primary endpoints. For example, we received clearance from the FDA, under the Coronavirus Treatment Acceleration Program (CTAP), to initiate a Phase 3 clinical trial with brexanolone in patients with advanced COVID-19 related acute respiratory distress syndrome (ARDS). We are planning to study brexanolone in the treatment of advanced COVID-19-related ARDS based on our analysis of earlier preclinical data and clinical data from a different indication, and there is no guarantee that brexanolone will be able to mitigate the morbidity and mortality associated with advanced COVID-19-related ARDS.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks.  These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. We may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication.  For example, as part of ongoing development efforts, we are currently evaluating a 50 mg dose in our pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone. We are also evaluating new dose of SAGE-324 in our Phase 2 study in essential tremor. In addition, we intend to study brexanolone in patients with advanced COVID-19 related ARDS, which we have not previously studied. These studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. The results from non-clinical animal models may not be replicated in clinical trials. Many product candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.  Many drugs have failed to replicate efficacy results in larger or more complex later stage trials.  Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs or clinical investigators or sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or applicable regulatory authorities outside the U.S. will determine that our clinical trials and all of our clinical sites, investigators, CROs and contract laboratories comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under GMPs regulations. If we or our CROs or contract manufacturers fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we may be required to repeat clinical trials or extend the duration of, or increase the size of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures.  In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZULRESSO could be delayed.

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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone, SAGE-324, SAGE-718, SAGE-904 and our other product candidates for ongoing and future clinical trials and non-clinical studies, and to scale our manufacturing processes for later stage clinical trials, if our development efforts at each stage are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

ZULRESSO or any future product, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from its sales.

The commercial success of ZULRESSO or of any of our current or future product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among the medical community, including physicians, patients and healthcare payors, and reimbursement at sufficient levels. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing and reimbursement for new drug products vary widely from country to country. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Commercial third-party payors, such as private health insurers and health maintenance organizations, also decide which medications they will pay for and establish reimbursement levels, though commercial third-party payors often follow CMS’ reimbursement determinations. The availability of coverage and the extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and on a timely basis. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

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

•	the incidence and severity of any side effects of the products;
•	limitations or warnings contained in the labeling approved for our products by the FDA or other applicable regulatory authorities;
•	the clinical indications and size of patient populations for which our products are approved;
•	availability of alternative treatments already approved or expected to be commercially launched in the near future;
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, could result in the need for additional non-clinical studies or clinical trials, or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

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

In the event we elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional non-clinical studies or clinical trials be completed prior to commencement of such pediatric studies.

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates, if approved.  In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA.  The process may delay our ability to market any such product if it is approved.

ZULRESSO is, and any future approved products will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record-keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

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

Our most advanced development candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved for the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/bupropion, or AXS-05. In July 2020, Axsome Therapeutics, Inc. announced that it has completed a pre-NDA meeting with the FDA for AXS-05 for the treatment of MDD, and that based on the feedback from the FDA, the company remains on track to submit its planned NDA filing for AXS-05 in MDD in the fourth quarter of 2020.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from other companies, including Marinus Pharmaceuticals, Inc. and Praxis Precision Medicines.

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

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products.  Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone for the treatment of MDD and potentially other indications in Japan, Taiwan and South Korea. Shionogi may not be successful in its efforts to develop zuranolone, and we may never receive any additional milestone payments or any royalty payments from Shionogi. In addition, under most collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators in these efforts which may lead to decisions that hamper our overall development and commercialization activities.  Our collaborators may face competing priorities or different incentives that divert resources away from our collaboration; may independently develop, or develop with a competitor, competitive products; or may  believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if the collaboration terminates or if our collaborator fails to perform its obligations under the agreement. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

We may not be successful in our efforts to identify or discover additional product candidates beyond ZULRESSO and our existing product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

CMS and the Office of the Inspector General of the U.S. Department of Health and Human Services have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot guarantee that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard, which we refer to as the Big Four agencies, and certain federal grantees, we are required to participate in the VA Federal Supply Schedule, or FSS pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our covered outpatient drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price”, or Non-FAMP, which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowingly providing false information in connection with a Non-FAMP filing can subject a manufacturer to penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

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

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General is now empowered to commence enforcement actions against violators.  While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.  The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Additionally, HIPAA, as amended by HITECH and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Brexanolone, which is the active ingredient of ZULRESSO, is, and our product candidates may be, regulated as controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA, which entails additional restrictions and may cause delays in commercialization even if a product candidate is approved.

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

If products are determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated.

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

Our future profitability may depend, in part, on our ability to gain approval of, and commercialize, our product candidates in foreign markets for which we may rely on collaborations with third parties. If we are able to gain approval for, and commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	the amount of reimbursement for our product candidates in foreign markets, and the nature of any limitations and caps on such reimbursement;
•	our inability to directly control commercial activities to the extent we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could continue to lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved.

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

We have one issued U.S. patent covering the method of treating PPD using brexanolone i.v. which is exclusively licensed to Sage by The Regents of the University of California, or the Regents, and will expire in 2033.  We also have an issued U.S. patent covering the formulation of brexanolone i.v., which will expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of zuranolone, two issued U.S. patents covering methods of using zuranolone, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering brexanolone i.v., zuranolone, SAGE-689, SAGE-324, and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. For example, our granted European patent covering brexanolone i.v. has been opposed by a third party, and the opposition proceedings are ongoing. Thus, any patents, should they issue, that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, ex parte reexamination, or inter partes review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. For example, our granted European patent covering brexanolone i.v. has been opposed by a third party, and the opposition proceedings are ongoing. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. For example, a 2020 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

With respect to our proprietary formulation of brexanolone, we have entered into an exclusive license agreement with CyDex Pharmaceuticals, Inc., or CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., to use its Captisol technology to develop brexanolone for the field of use, which includes all fields for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. We are obligated to pay CyDex certain clinical and regulatory milestones and single-digit royalties on ZULRESSO. In addition, we have entered into a supply agreement with CyDex, pursuant to which CyDex supplies us with Captisol to formulate both products. Absent an alternative agreement by the parties, our rights under our exclusive license agreement terminate in the event that the supply agreement terminates. Currently, our proprietary formulation of brexanolone is formulated in Captisol. Termination of our license agreement with CyDex would have a material adverse impact on our ability to develop and commercialize brexanolone in its current formulations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•

others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that have issued, or may issue, from our patent applications;

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

Given the complexity and level of activities and resources that may be necessary to potentially commercialize future products, if our development efforts are successful, we may in the future need to increase our number of employees and the scope of our operations. For example, if we are ultimately successful in our development efforts with respect to zuranolone and it is approved as a treatment for MDD, we will need to recruit and train additional qualified personnel, continue to implement and improve our managerial, operational and financial systems, and expand our facilities. In addition, in the event we expand, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities, and devote a substantial amount of time to managing these expansion activities. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure and give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage any potential expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any future products that we successfully develop, and to compete effectively will depend, in part, on our ability to effectively manage the potential future expansion of our company.

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

The sale of ZULRESSO and any future approved products and use of our product candidates in clinical trials will expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others using, prescribing, selling or otherwise coming into contact with our products and product candidates. For example, we may be sued if any product or product candidate allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

The rules dealing with U.S. federal, state, local and foreign income taxation are continuously under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $1.4 billion and $1.0 billion, respectively, which begin to expire in 2031 and 2030, respectively (other than federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration). As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $34.2 million and $7.4 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2019, we had federal orphan drug tax credit carryforwards of $40.0 million, which begin to expire in 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation, whether as the result of our initial public offering, follow-on offerings, prior private placements, sales of our common stock by certain of our existing stockholders or additional sales of our common stock by us, may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.  We have performed an analysis of ownership changes through December 31, 2016 and believe that there have been changes in ownership in accordance with Section 382. However, we do not expect that these changes in ownership will materially impact our ability to utilize our net operating loss carryforwards, research and development credits or orphan drug credits, prior to their expiration, although there can be no assurance in this regard.  Subsequent ownership changes, as defined by Section 382, may potentially limit the amount of net operating loss carryforwards that could be utilized to offset future taxable income.

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

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act, or TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 3, 2020, the U.S. Supreme Court agreed to hear the case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Pending review, the ACA remains in effect, but it is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court reversed this decision.

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

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, pandemic or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We have funded our operations to date primarily through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2020, we had received net proceeds of $2.2 billion from such transactions. As of June 30, 2020, our cash, cash equivalents and marketable securities were $756.5 million. We have incurred significant net losses in each year since our inception, including net losses of $263.1 million for the six months ended June 30, 2020 and $680.2 million for the year ended December 31, 2019, and our accumulated deficit was $1.9 billion as of June 30, 2020. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Our ability to generate significant product revenue from any future approved product depends on a number of factors, including, but not limited to:

•

our ability to initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and

•

with respect to an approved product, our ability to commercialize the product by developing and effectively deploying a sales force or entering into collaborations with third parties, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this change in our commercial efforts may further substantially reduce the revenue opportunity for ZULRESSO.  The rapid spread of COVID-19 in the U.S. has had a negative impact on our revenue from sales of ZULRESSO. A number of states within the U.S. are seeing a resurgence of cases of COVID-19 after beginning to reopen businesses and public facilities, and these surges could continue or worsen as states lift restrictions, which could further negatively impact our revenue from sales of ZULRESSO. We expect to continue to incur significant costs as we commercialize ZULRESSO and our product candidates, if and when successfully developed and approved. We may not be successful in our efforts to commercialize ZULRESSO or any future products. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

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

As of June 30, 2020, our cash, cash equivalents and marketable securities were $756.5 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into 2022. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. Raising funds in the current economic environment may present additional challenges. The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn continue for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, if any of our product candidates are approved, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders.  For example, after the announcement of the top-line results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly and has remained significantly lower than it had been prior to the results announcement. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

•	the impact of the COVID-19 pandemic;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of our CNS therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	the state of the U.S. and world economies, general market conditions and overall fluctuations in U.S. equity markets, including as a result of U.S. or world events;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

Item 5.Other Information

On August 6, 2020, our board of directors adopted an amendment, which we refer to as the Bylaw Amendment, to our amended and restated bylaws, as amended to date. The Bylaw Amendment, which became effective upon adoption, designates the United States District Court for the District of Massachusetts as the sole and exclusive forum for resolving any complaint that is asserting a cause of action arising under the Securities Act of 1933, as amended.

The foregoing description of the Bylaw Amendment is qualified in its entirety by reference to the full text of the Bylaw Amendment, which is included as a part of Exhibit 3.1 filed with this Quarterly Report and incorporated herein by reference.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of the Registrant, as amended on August 6, 2020

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Database Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

August 10, 2020	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

August 10, 2020	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)