Form 10-Q
period 2020-09-30
Sage Therapeutics, Inc.
filed 2020-11-05
CIK 1597553

Covid

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, there were 52,044,663 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our views as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection, which is approved in the U.S. for the treatment of postpartum depression, or PPD;

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

•	the potential loss of key scientific or management personnel;

•

our views as to the potential impact of the COVID-19 pandemic, our efforts to address the impact of the COVID-19 pandemic and the resulting effects on our business, results of operations and activities and on any of the forward-looking statements in this Quarterly Report; and

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

We may from time to time provide estimates, projections and other information concerning, among other things, our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry and business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties; industry, medical and general publications; government data; and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$184,270	$126,705
Marketable securities	484,267	881,688
Prepaid expenses and other current assets	30,347	26,700
Total current assets	698,884	1,035,093
Property and equipment, net	7,404	9,126
Restricted cash	2,367	2,367
Right-of-use operating asset	26,546	33,771
Other long-term assets	3,427	3,793
Total assets	$738,628	$1,084,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,289	$15,266
Accrued expenses	46,756	86,618
Operating lease liability, current portion	8,620	10,244
Total current liabilities	59,665	112,128
Operating lease liability, net of current portion	21,069	26,848
Other liabilities	313	519
Total liabilities	81,047	139,495
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2020 and December 31, 2019; 52,025,862 and 51,880,227 shares issued at September 30, 2020 and December 31, 2019; 52,022,829 and 51,877,194 shares outstanding at September 30, 2020 and December 31, 2019	5	5
Treasury stock, at cost, 3,033 shares at September 30, 2020 and December 31, 2019	(400)	(400)
Additional paid-in capital	2,669,419	2,587,322
Accumulated deficit	(2,012,389)	(1,643,567)
Accumulated other comprehensive gain	946	1,295
Total stockholders’ equity	657,581	944,655
Total liabilities and stockholders’ equity	$738,628	$1,084,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue, net	$1,639	$1,478	$5,014	$1,997
Collaboration revenue	—	2,092	—	2,911
Total revenue	1,639	3,570	5,014	4,908
Operating costs and expenses:
Cost of goods sold	149	137	429	181
Research and development	74,078	102,108	211,008	277,565
Selling, general and administrative	35,099	88,502	143,454	260,648
Restructuring	(529)	—	27,873	—
Total operating costs and expenses	108,797	190,747	382,764	538,394
Loss from operations	(107,158)	(187,177)	(377,750)	(533,486)
Interest income, net	1,347	7,227	8,763	21,889
Other income (expense), net	76	(8)	165	12
Net loss	$(105,735)	$(179,958)	$(368,822)	$(511,585)
Net loss per share—basic and diluted	$(2.03)	$(3.48)	$(7.10)	$(10.13)
Weighted average number of common shares outstanding—basic and diluted	51,981,468	51,704,687	51,938,923	50,496,489
Comprehensive loss:
Net loss	$(105,735)	$(179,958)	$(368,822)	$(511,585)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(763)	202	(349)	2,292
Total other comprehensive gain (loss)	(763)	202	(349)	2,292
Total comprehensive loss	$(106,498)	$(179,756)	$(369,171)	$(509,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(368,822)	$(511,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	75,250	122,552
Premium on marketable securities	(1,066)	(2,652)
Amortization of premium (discount) on marketable securities	628	(6,429)
Depreciation	1,981	1,618
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,647)	(8,494)
Other long-term assets	366	(3,818)
Right-of-use operating asset	4,914	6,424
Operating lease liabilities, current	(6)	116
Operating lease liabilities, non-current	(5,194)	(6,249)
Accounts payable	(10,913)	(28,955)
Accrued expenses and other liabilities	(40,182)	25,492
Net cash used in operating activities	(346,691)	(411,980)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	766,339	957,840
Purchases of marketable securities	(368,829)	(1,077,702)
Purchases of property and equipment	(345)	(5,378)
Net cash provided by (used in) investing activities	397,165	(125,240)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	7,091	46,684
Payment of employee tax obligations related to vesting of restricted stock units	—	(2,175)
Payments of offering costs	—	(328)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	561,277
Net cash provided by financing activities	7,091	605,458
Net increase in cash, cash equivalents and restricted cash	57,565	68,238
Cash, cash equivalents and restricted cash at beginning of period	129,072	193,310
Cash, cash equivalents and restricted cash at end of period	$186,637	$261,548
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$—	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$872
Lease asset de-recognized upon lease cancellation	$2,310	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercises of stock options	287,659	—	—	—	14,072	—	—	14,072
Issuance of common stock under the employee stock purchase plan	16,398	—	—	—	1,799	—	—	1,799
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	43,622	—	—	43,622
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	409	—	409
Vesting of restricted stock units, net of employee tax obligations	8,518	—	—	—	(692)	—	—	(692)
Net loss	—	—	—	—	—	—	(163,406)	(163,406)
Balances at March 31, 2019	51,034,172	$5	3,033	$(400)	$2,446,770	$(106)	$(1,126,735)	$1,319,534
Issuance of common stock from exercises of stock options	434,932	—	—	—	15,601	—	—	15,601
Stock-based compensation expense	—	—	—	—	34,280	—	—	34,280
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,681	—	1,681
Net loss	—	—	—	—	—	—	(168,221)	(168,221)
Balances at June 30, 2019	51,469,104	$5	3,033	$(400)	$2,496,651	$1,575	$(1,294,956)	$1,202,875
Issuance of common stock from exercises of stock options	248,196	—	—	—	12,436	—	—	12,436
Issuance of common stock under the employee stock purchase plan	39,006	—	—	—	3,946	—	—	3,946
Stock-based compensation expense	—	—	—	—	43,053	—	—	43,053
Unrealized gain on available-for-sale securities	—	—	—	—	—	202	—	202
Vesting of restricted stock units, net of employee tax obligations	59,686	—	—	—	(1,483)	—	—	(1,483)
Net loss	—	—	—	—	—	—	(179,958)	(179,958)
Balances at September 30, 2019	51,815,992	$5	3,033	$(400)	$2,554,603	$1,777	$(1,474,914)	$1,081,071

Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercises of stock options	7,196	—	—	—	367	—	—	367
Issuance of common stock under the employee stock purchase plan	33,429	—	—	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	30,218	—	—	30,218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,087)	—	(2,087)
Net loss	—	—	—	—	—	—	(126,740)	(126,740)
Balances at March 31, 2020	51,917,819	$5	3,033	$(400)	$2,620,700	$(792)	$(1,770,307)	$849,206
Issuance of common stock from exercises of stock options	17,160	—	—	—	387	—	—	387
Stock-based compensation expense	—	—	—	—	24,168	—	—	24,168
Unrealized gain on available-for-sale securities	—	—	—	—	—	2,501	—	2,501
Net loss	—	—	—	—	—	—	(136,347)	(136,347)
Balances at June 30, 2020	51,934,979	$5	3,033	$(400)	$2,645,255	$1,709	$(1,906,654)	$739,915
Issuance of common stock from exercises of stock options	48,560	—	—	—	2,157	—	—	2,157
Issuance of common stock under the employee stock purchase plan	39,290	—	—	—	2,144	—	—	2,144
Stock-based compensation expense	—	—	—	—	19,863	—	—	19,863
Unrealized loss on available-for-sale securities	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(105,735)	(105,735)
Balances at September 30, 2020	52,022,829	$5	3,033	$(400)	$2,669,419	$946	$(2,012,389)	$657,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.  The Company’s first product, ZULRESSO® (brexanolone) CIV injection, was approved by the U.S. Food and Drug Administration (“FDA”) in March 2019 for the treatment of postpartum depression (“PPD”) in adults, and was made commercially available in the U.S. beginning on June 24, 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration and incorporation of the scheduling into the FDA-approved label and other product information. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

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

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had an accumulated deficit of $2.0 billion. From its inception through September 30, 2020, the Company has received aggregate net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014 and follow-on public offerings. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

COVID-19

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and financial markets worldwide. The rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO.  While there have been no material disruptions to date, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors as a result of the COVID-19 pandemic could negatively impact the Company’s activities, availability of supplies, or operating results. Similarly, while to date the Company has not experienced significant impacts to the Company’s development activities, any material disruption to the Company’s development activities as a result of the COVID-19 pandemic may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic has caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if volatility in the capital markets and the economic downturn continue.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2020, its results of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, its cash flows for the nine months ended September 30, 2020 and 2019, and its statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019. The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including developments related to the scope and duration of the pandemic; the timing, extent and frequency of surges in the number of cases of COVID-19; new information that may emerge concerning COVID-19; and the actions taken to contain the COVID-19 pandemic. The Company has made estimates of the impact of the COVID-19 pandemic within its consolidated financial statements, and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Through December 31, 2015, the Company lacked sufficient Company-specific historical and implied volatility information, and as a result, the Company used the volatility of a group of publicly-traded peer companies in the Black-Scholes calculations.  Beginning in 2016, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock and expected to continue to do so until such time as it has adequate historical data regarding the volatility of its common stock price for the duration of the expected term. Effective January 1, 2020, the Company began using the historical volatility of only its common stock, as there is adequate historical data for the duration of the expected term.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2020, cash equivalents were comprised of money market funds. As of December 31, 2019, cash equivalents were comprised of commercial paper and money market funds.

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

The Company’s cash equivalents and marketable securities at September 30, 2020 and December 31, 2019 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2020 and December 31, 2019, respectively.

Revenue Recognition

The Company received approval of ZULRESSO from the FDA in March 2019 and subsequently began to record revenues from product sales in June 2019. Prior to the second quarter of 2019, all of the revenues of the Company were derived from the Company’s collaboration agreement and supply agreement with Shionogi & Co., Ltd. (“Shionogi”). The terms of the Company’s collaboration agreement include consideration such as non-refundable license fees, reimbursement of any development costs the Company incurs on behalf of Shionogi, payments due upon the achievement, if any, of clinical and pre-clinical performance-based development milestones, regulatory milestones, and sales-based milestones and royalties on product sales, if development is successful in the Shionogi territory, as well as payments for the supply of active pharmaceutical ingredient (“API”) and drug product for clinical trials. To date, revenue from the Company’s collaboration agreement with Shionogi has come from an initial, upfront license fee upon execution of the agreement and from the supply of API for Shionogi’s clinical trials.

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

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at September 30, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2020, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheets and the amount was not significant as of September 30, 2020.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO on March 19, 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the three and nine months ended September 30, 2020 and 2019.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors, specialty pharmacies and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy (“REMS”) program in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against trade accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. Trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2020, the Company has not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.

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

Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases and maintenance and tolls for leased vehicles.  Variable lease payments are expensed when incurred.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which replaced the existing guidance in ASC 840, “Leases”. The FASB subsequently issued the following amendments to ASU No. 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvement for Lessors; and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU No. 2016-02 effective January 1, 2019 (ASU No. 2016-02 as amended, “ASC 842”). The ASC 842 standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the condensed consolidated balance sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. Presentation of leases within the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows is generally consistent with the former lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the condensed consolidated balance sheets and will recognize the associated lease payments in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.  On the adoption date, $44.2 million was recognized as total lease liabilities, and $41.1 million was recognized as total right-of-use assets on the Company’s condensed consolidated balance sheet.

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

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$184,270	$184,270	$—	$—
Total cash equivalents	184,270	184,270	—	—
Marketable securities:
U.S. government securities	172,742	—	172,742	—
U.S. corporate bonds	174,964	—	174,964	—
International corporate bonds	65,682	—	65,682	—
U.S. commercial paper	40,947	—	40,947	—
International commercial paper	29,932	—	29,932	—
Total marketable securities	484,267	—	484,267	—
	$668,537	$184,270	$484,267	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$126,705	$65,414	$61,291	$—
Total cash equivalents	126,705	65,414	61,291	—
Marketable securities:
U.S. government securities	205,328	—	205,328	—
U.S. corporate bonds	429,845	—	429,845	—
International corporate bonds	142,998	—	142,998	—
U.S. commercial paper	52,261	—	52,261	—
International commercial paper	51,256	—	51,256	—
Total marketable securities	881,688	—	881,688	—
	$1,008,393	$65,414	$942,979	$—

During the nine months ended September 30, 2020 and 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$172,685	$72	$(15)	$—	$172,742
U.S. corporate bonds	174,465	514	(15)	—	174,964
International corporate bonds	65,291	391	—	—	65,682
U.S. commercial paper	40,948	1	(2)	—	40,947
International commercial paper	29,932	—	—	—	29,932
	$483,321	$978	$(32)	$—	$484,267

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$205,172	$176	$(20)	$205,328
U.S. corporate bonds	429,148	797	(100)	429,845
International corporate bonds	142,568	457	(27)	142,998
U.S. commercial paper	52,252	14	(5)	52,261
International commercial paper	51,253	5	(2)	51,256
	$880,393	$1,449	$(154)	$881,688

As of September 30, 2020, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $18.9 million, that had maturities of one to two years. As of December 31, 2019, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $137.1 million, that had maturities of one to two years.

As of September 30, 2020, the marketable securities in a loss position had a maturity of less than one year, except for corporate bonds with a fair value of $4.0 million, that had maturities of one to two years.  As of December 31, 2019, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2020 and the year ended December 31, 2019.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Computer hardware and software	$2,758	$2,830
Furniture and equipment	1,865	1,828
Leasehold improvements	9,220	8,967
	13,843	13,625
Less: Accumulated depreciation	(6,439)	(4,499)
	$7,404	$9,126

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0.7 million and $0.7 million, respectively.  Depreciation expense for the nine months ended September 30, 2020 and 2019 was $2.0 million and $1.6 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Accrued research and development costs	$29,233	$46,940
Restructuring	1,356	-
Employee-related	9,147	22,011
Professional services	6,045	16,720
Other	975	947
	$46,756	$86,618

5.	Leases, Commitments and Contingencies

Operating Leases

The Company has leases for office space, vehicles, and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately six years.  Some of the leases include options to extend the leases for up to five years.  These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration.  The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees.  These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019.  The leases were for a term of three years and were to expire on various dates through January 31, 2022.  During the three months ended June 30, 2020, these leases were terminated as part of the restructuring (see Note 10, Restructuring), and the remaining asset of $2.3 million and the liabilities related to these leases were de-recognized upon termination of the leases.

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

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if such product candidate is successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of September 30, 2020, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689.  As of September 30, 2020, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three and nine months ended September 30, 2020, and the three months ended September 30, 2019, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex. For the nine months ended September 30, 2019, the Company recorded an intangible asset of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex.

As of September 30, 2020, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with The Regents of the University of California whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of September 30, 2020, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three and nine months ended September 30, 2020, and the three months ended September 30, 2019, the Company did not record any expense or make any milestone payments under the license agreements with The Regents of the University of California. For the nine months ended September 30, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with The Regents of the University of California.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013.  As of September 30, 2020, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical development milestones.

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.
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

The Company determined that the performance obligations in the contract included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of active pharmaceutical ingredient (“API”). The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation.  Given that Shionogi is not obligated to purchase any minimum amount or quantities of commercial API, the supply of API to Shionogi for commercial use was determined to be an option for Shionogi, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised.  The Company also determined that there was no separate material right in connection with the supply of API for commercial use as the expected pricing was not at a discount. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 studies of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss.

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

Equity Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”), which became effective immediately prior to the completion of the Company’s IPO. The 2014 Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Plan”). The Company no longer grants stock options or other awards under its 2011 Plan, but any options outstanding under the 2011 Plan remain outstanding and effective in accordance with their terms.

The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2020, 2,075,087 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2019, were added to the 2014 Plan.

On December 15, 2016, the Board of Directors of the Company (the “Board”) approved the 2016 Inducement Equity Plan (as amended and restated, the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company.  On September 20, 2018, the Board amended the 2016 Plan to increase the total number of shares reserved for issuance by 1,200,000 shares.

As of September 30, 2020, the total number of shares reserved under all equity plans was 12,580,983 and the total number of shares available for future issuance under all equity plans was 4,264,646 shares

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2019	333,243
Granted	995,506
Vested	—
Forfeited	(341,753)
Outstanding as of September 30, 2020	986,996

During the three months ended March 31, 2017, the Company granted 32,500 time-based restricted stock units to certain employees of the Company. The Company did not grant time-based restricted stock units prior to January 1, 2017.  These time-based restricted stock units vested ratably over two years, with vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and February 2019, respectively. The fair value of the time-based restricted stock units that vested during the nine months ended September 30, 2019 was $2.0 million.

No time-based restricted stock units vested during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units will vest over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which will be in April 2021 and April 2022, respectively.  During the three months ended September 30, 2020, the Company granted no time-based restricted stock units.

During the year ended December 31, 2018, the Company granted 37,800 performance restricted stock units that will vest upon the achievement of a certain commercial milestone.

During the three months ended September 30, 2020 and 2019, the Company granted to employees of the Company 11,800 and 16,258 performance restricted stock units, respectively; and during the nine months ended September 30, 2020 and 2019, the Company granted 444,616 and 386,714 performance restricted stock units, respectively. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended September 30, 2019, one milestone for a performance restricted stock unit was achieved. This milestone represents 18% of the performance restricted stock units that were granted during the nine months ended September 30, 2019. The fair value of the performance restricted stock units that vested during the three and nine months ended September 30, 2019 was $11.1 million.

No performance restricted stock units vested during the three and nine months ended September 30, 2020.

At September 30, 2020, 986,996 restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $61.4 million.

Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	8,163,113	$106.30	7.75	$87,972
Granted	1,443,795	$55.23
Exercised	(72,916)	$39.91
Forfeited	(2,204,651)	$120.69
Outstanding as of September 30, 2020	7,329,341	$92.58	7.14	$69,947
Exercisable as of September 30, 2020	4,500,068	$88.63	6.25	$53,983

At September 30, 2020, the Company had unrecognized stock-based compensation expense related to its unvested service-based stock option awards of $143.3 million, which is expected to be recognized over the remaining weighted average vesting period of 1.83 years.

The intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $0.9 million and $115.2 million, respectively.

Performance-Based Stock Options

Since January 1, 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2019, the achievement of one unmet commercial milestone that was the criteria for vesting of performance-based stock options was considered probable, and therefore $14.2 million of stock-based compensation expense was recognized related to these awards for the three months ended March 31, 2019. During the three months ended June 30, 2019, this commercial milestone was achieved. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017. This milestone represents 20% and 33% of the performance-based option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the three months ended June 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $2.1 million. During the nine months ended September 30, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

As of September 30, 2020 and 2019, for performance-based option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, 383,906 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $29.0 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$9,927	$17,111	$32,270	$51,528
Selling, general and administrative	10,181	26,558	41,192	71,024
Restructuring	—	—	1,788	—
	$20,108	$43,669	$75,250	$122,552

Stock-based compensation expense recognized during the three and nine months ended September 30, 2020 and 2019 by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	$18,797	$32,119	$72,434	$109,963
Restricted stock units	1,066	10,934	1,815	10,992
Employee stock purchase plan	245	616	1,001	1,597
	$20,108	$43,669	$75,250	$122,552

The stock-based compensation expense recorded for the restructuring in the nine months ended September 30, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested option grants that had been made to employees who were terminated in the restructuring.

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the nine months ended September 30, 2020 and 2019 was $37.04 and $99.49, respectively.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(105,735)	$(179,958)	$(368,822)	$(511,585)
Denominator:
Weighted average common stock outstanding —basic	51,981,468	51,704,687	51,938,923	50,496,489
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	51,981,468	51,704,687	51,938,923	50,496,489
Net loss per share—basic and diluted	$(2.03)	$(3.48)	$(7.10)	$(10.13)

The following common stock equivalents outstanding as of September 30, 2020 and 2019 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	6,945,435	7,085,322	6,945,435	7,085,322
Restricted stock units	489,495	—	489,495	—
Employee stock purchase plan	16,396	10,900	16,396	10,900
	7,451,326	7,096,222	7,451,326	7,096,222

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

10.	Restructuring

In April 2020, the Company announced a restructuring plan to enable the Company to advance its corporate strategy and pipeline that included the elimination of approximately 53% of the Company’s workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the nine months ended September 30, 2020, the Company recorded $27.9 million of expense, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued restructuring charges as of September 30, 2020 will be paid in cash by the end of 2020. Restructuring activity during the nine months ended September 30, 2020 was as follows:

Restructuring accrual
(in thousands)
Balance as of January 1, 2020	$-
Restructuring expenses incurred	27,873
Cash paid	(24,079)
Non-cash activity	(2,438)
Balance as of September 30, 2020	$1,356

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part II, Item 1A “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our first product, ZULRESSO® (brexanolone) CIV injection, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 for the treatment of postpartum depression, or PPD, in adults, and was made commercially available in the U.S. beginning on June 24, 2019. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are targeting CNS indications where patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

The COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and financial markets worldwide. The pandemic continues to significantly impact the U.S. Given the rapid development and continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will continue to have a negative impact in the U.S. and worldwide. We are closely monitoring the impact of the pandemic on our employees, and our business operations. We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19 in our community.  For example, we have instituted a remote work policy for our employees, including our field-based employees, and have temporarily replaced all in-person meetings and interactions with virtual interactions.

The rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on our revenue from sales of ZULRESSO.  The COVID-19 pandemic may also negatively impact our ongoing and planned development activities. While to date we have not experienced significant impacts to our development activities, concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation; impede enrollment; impair the conduct, auditing, monitoring, or completion of our trials; impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data; or cause us to pause trials. Any of these effects may significantly impact our ability to meet our expected timelines or increase our costs, impact other aspects of our business, or cause us to have to change our plans. To date, we and our third-party suppliers and contract manufacturing partners have been able to continue to supply ZULRESSO and our product candidates without significant disruption, and we currently do not anticipate any interruptions in supply. Any prolonged material disruptions to the work of our employees, suppliers, contract manufacturers, or vendors as a result of the COVID-19 pandemic could negatively impact our business, results of operations, and activities. In addition, the COVID-19 pandemic has caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if volatility in the capital markets and the economic downturn continue.

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

In the second quarter of 2020, we received clearance from the FDA, under the Coronavirus Treatment Acceleration Program, or CTAP, to initiate a Phase 3 clinical trial with brexanolone in patients with advanced COVID-19 related acute respiratory distress syndrome, or ARDS. We expect to initiate patient dosing in this study in the fourth quarter of 2020. Topline data from this study are anticipated in 2021.

Our next most advanced product candidate is zuranolone (SAGE-217), an oral compound that is currently in Phase 3 clinical development for PPD and major depressive disorder, or MDD.  Zuranolone is a novel neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors that targets both synaptic and extrasynaptic GABAA receptors. The FDA has granted Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.  To date, we have completed three pivotal clinical trials of zuranolone, two in MDD and one in PPD.  The first completed pivotal trial, a Phase 2 clinical trial evaluating zuranolone in the treatment of MDD, and a completed Phase 3 pivotal trial evaluating zuranolone in the treatment of PPD both met their primary endpoints.  In each case, these trials evaluated the effect of zuranolone at a 30 mg dose.  Our third pivotal trial of zuranolone, a Phase 3 clinical trial evaluating the effect of 30 mg of zuranolone on depressive symptoms in adults with MDD, known as the MOUNTAIN Study, did not meet its primary endpoint. Following discussions with the FDA, we determined to conduct three new Phase 3 clinical trials as part of our pivotal program for zuranolone in MDD and PPD:

•	a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up, known as the SKYLARK Study;
•

a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered standard antidepressant therapy, as an acute rapid response treatment in patients with MDD, with additional short-term follow-up, known as the CORAL Study; and

•	a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in patients with MDD, with additional short-term follow-up, known as the WATERFALL Study.

We initiated patient dosing in the SKYLARK Study and the WATERFALL Study in the second quarter of 2020 and expect to initiate dosing in the CORAL Study in the fourth quarter of 2020. Topline results from these three studies are anticipated in 2021, with topline data from the WATERFALL Study expected in the first half of 2021.

We are also continuing our SHORELINE study, an open-label Phase 3 clinical trial evaluating the safety of as-needed repeat treatment with zuranolone in which patients with MDD receive an initial two-week course of zuranolone and responders from the first cycle are followed for up to one year and eligible to receive as-needed retreatment during the follow-up period.  The need for repeated dosing is assessed every 14 days based on the results of a patient-reported PHQ-9 score (≥10) and 17-item Hamilton Rating Scale for Depression (HAMD-17) assessment (≥20). The protocol of the clinical trial requires a minimum of 56 days between zuranolone 14-day courses, to allow for a maximum of five treatments during the follow-up period.  Enrollment of patients receiving the 30 mg dose in the SHORELINE study was completed in the third quarter of 2019.  In May 2020, we amended the SHORELINE protocol to allow currently enrolled patients to receive retreatment with zuranolone 50 mg. Additionally, in the second quarter of 2020, we began enrolling a new cohort of patients with MDD in the SHORELINE Study who are to receive zuranolone 50 mg from the outset of their enrollment in the trial. In October 2020, we reported interim, topline results from a July 2020 data cut of the ongoing SHORELINE Study. For the primary endpoint of safety and tolerability, the analyzed data showed that zuranolone was generally well-tolerated in the 30 mg dose and among the initial patients treated with the 50 mg dose. Adverse events reported in the trial during the period analyzed were generally consistent with results seen in previous clinical trials of zuranolone, with the most common adverse events in the 30 mg group (observed in > 5% of subjects) including somnolence, headache and dizziness.  The overall incidence of adverse events declined in subsequent treatment courses of zuranolone 30 mg. Events >5% of somnolence, dizziness, sedation, headache and tremor were observed to be more frequent in the 50 mg cohort, but were similar in severity to the events seen with patients receiving 30 mg doses. Most adverse events were mild or moderate. An increase in level of intensity of somnolence or sedation was also noted at the 50 mg dose in patients who had previously received a 30 mg dose. At the time of the data cut analysis, patients with a clinical response (decrease in HAMD-17 baseline score of ≥50%) at the end of the initial 14-day course of zuranolone 30 mg used a mean number of 1.9 treatments per year. We plan to report comprehensive data from the 30 mg dose in the first half of 2021 and will include additional subsets of data within the primary and secondary endpoints. Secondary endpoints included response and remission as evaluated by HAMD-17 and the number of times a patient received retreatment. We plan to report topline data from the 50mg dose in the second half of 2021.

In the fourth quarter of 2019, we paused enrollment in our REDWOOD study, a placebo-controlled Phase 3 clinical trial in MDD evaluating the efficacy (time to first relapse) and long-term safety of fixed interval zuranolone monotherapy maintenance treatment (treatment without traditional antidepressants) in which randomized patients receive a two-week course of zuranolone or placebo every two months until the first relapse for up to one year. We also paused enrollment in our RAINFOREST study, a placebo-controlled polysomnography Phase 3 clinical trial of zuranolone in patients with MDD who have co-morbid insomnia. We paused both of these studies, and have closed all clinical trial sites for these studies, to focus our resources and activities on enrollment in the three new Phase 3 clinical studies. We plan to evaluate whether to reinitiate the REDWOOD and RAINFOREST studies at a later date. We also continue to evaluate the ongoing zuranolone clinical pharmacology and safety program and plan to finalize requirements to support a potential future new drug application, or NDA, with the FDA.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors. SAGE-324 is a novel GABAA receptor positive allosteric modulator with preclinical pharmacokinetic and pharmacodynamic properties that suggest suitability for chronic oral dosing. We plan to develop SAGE-324 for a number of neurological conditions, including essential tremor, a disorder causing involuntary and rhythmic shaking, and, potentially, epileptiform disorders and Parkinson’s disease. Based on the results of the Phase 1 clinical program, including a positive signal observed in a small cohort of patients with essential tremor and a safety profile consistent with GABAA positive allosteric modulation, and our other work in this area to date, in the second quarter of 2020, we began enrolling patients in a Phase 2 clinical trial evaluating SAGE-324 in the treatment of essential tremor, known as the KINETIC Study. Topline data from this study are expected in the first quarter of 2021. Our portfolio of novel GABAA receptor positive allosteric modulators also includes SAGE-689, a product candidate intended for intramuscular administration, and for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program, and other compounds at earlier stages of development with a focus on both acute and chronic CNS disorders.

Our second area of focus for future clinical development is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease and Parkinson’s disease.  Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases and disorders such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. As part of our Phase 1 clinical program, we evaluated the safety, tolerability and pharmacokinetics of SAGE-718 in a small cohort of patients with early Huntington’s disease. As part of this study, we also conducted assessments of executive functioning with measures relevant to the core cognitive decline observed in people with Huntington’s disease. Based on the signals observed in this study and in similar measures during an earlier Phase 1 cohort of healthy volunteers without Huntington’s disease, we initiated patient dosing in September 2020 in a Phase 2a open-label study of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study, and plan to initiate dosing in a Phase 2a open-label clinical study of SAGE-718 in patients with Alzheimer’s disease cognitive dysfunction and mild dementia, known as the LUMINARY Study, in the fourth quarter of 2020. We expect that data from the PARADIGM Study and the LUMINARY Study will inform potential advancement of SAGE-718 into further Phase 2 clinical development, including potentially in Huntington’s disease.  We expect to report topline data from the PARADIGM Study in the first quarter of 2021. Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019.

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

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in mid-2018 with Shionogi & Co., Ltd., or Shionogi, for the clinical development and commercialization of zuranolone in Japan, Taiwan and South Korea.

We have incurred net losses in each year since our inception, and we had an accumulated deficit of $2.0 billion as of September 30, 2020. Our net losses were $368.8 million for the nine months ended September 30, 2020 and $680.2 million for the year ended December 31, 2019. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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
•

advance SAGE-324 through completion of the ongoing KINETIC Study in essential tremor, with potential future development not only in essential tremor but also in certain epileptiform disorders, Parkinson’s disease and other neurological conditions;

•

advance SAGE-718 through completion of the Phase 2a open-label PARADIGM Study of patients with Parkinson’s disease cognitive dysfunction, and through the planned initiation and completion of the Phase 2a open-label LUMINARY Study of patients with Alzheimer’s disease cognitive dysfunction and mild dementia, and potentially evaluate SAGE-718 in additional Phase 2 open-label clinical studies in patients with certain other cognition-related disorders, prior to determining potential next steps for advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s disease;

•	advance one or more non-clinical stage compounds into clinical development;
•

continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new product candidates, with the goal of developing a diversified portfolio of assets with differentiated features;

•

continue to explore opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions;

•	prepare for potential NDAs and pre-launch activities with respect to our product candidates at the appropriate time to support next steps if our pivotal programs are successful and support a filing;
•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	refine the formulation and improve the manufacturing process for our product candidates, and manufacture clinical supplies as development progresses;
•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
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
•

continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and

•	add or optimize operational, financial and management information systems.

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

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in mid-2018 with Shionogi.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment, and, more recently, by the spread of COVID-19 in the U.S.  ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing surges in the number of cases of COVID-19 in the U.S. and continuing concerns about the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  We anticipate that the COVID-19 pandemic will also continue to have an adverse impact on our results of operations from sales of ZULRESSO as pandemic-related restrictions are expected to continue to be in effect for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing and success of any return to normal business operations across the U.S.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO.

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development services and related reimbursements, payments for clinical materials or manufacturing services, and milestone and other payments.

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

In addition, the COVID-19 pandemic and the rapid spread of the virus in the U.S. and outside the U.S. may also negatively impact our ongoing and planned development activities and increase our research and development costs.  Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs.

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

Any failure to complete any stage of the development of any potential product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with not completing our programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZULRESSO; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Product revenue, net	$1,639	$1,478	$161
Collaboration revenue	—	2,092	(2,092)
Total revenue	1,639	3,570	(1,931)
Operating costs and expenses:
Cost of goods sold	149	137	12
Research and development	74,078	102,108	(28,030)
Selling, general and administrative	35,099	88,502	(53,403)
Restructuring	(529)	—	(529)
Total operating costs and expenses	108,797	190,747	(81,950)
Loss from operations	(107,158)	(187,177)	80,019
Interest income, net	1,347	7,227	(5,880)
Other income (expense), net	76	(8)	84
Net loss	$(105,735)	$(179,958)	$74,223

Product revenue, net

During the three months ended September 30, 2020 and 2019, we recognized $1.6 million and $1.5 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

For the three months ended September 30, 2020, we recognized no collaboration revenue from our agreement with Shionogi. For the three months ended September 30, 2019, we recognized $2.1 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone active pharmaceutical ingredient, or API, for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

Cost of goods sold was $0.1 million for each of the three months ended September 30, 2020 and 2019, and is made up of a low-single digit royalty cost on net product revenue to CyDex and The Regents of the University of California, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2020 and 2019. We estimate our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero cost inventory with respect to ZULRESSO for an extended period of time.

Research and development expenses

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$31,343	$43,133	$(11,790)
SAGE-324	5,509	8,212	(2,703)
SAGE-718	2,126	2,495	(369)
Other research and development programs	8,888	13,778	(4,890)
Unallocated expenses	16,285	17,379	(1,094)
Stock-based compensation	9,927	17,111	(7,184)
Total research and development expenses	$74,078	$102,108	$(28,030)

Research and development expenses for the three months ended September 30, 2020 were $74.1 million, compared to $102.1 million for the three months ended September 30, 2019. The decrease of $28.0 million was primarily due to the following:

•

a decrease of $11.8 million in expenses for zuranolone, primarily as a result of completion of the MOUNTAIN Study and decreased spending for clinical pharmacology studies, partially offset by an increase in spending for the WATERFALL Study;

•	a decrease of $2.7 million in expenses for SAGE-324, primarily due to the completion of Phase 1 studies;
•	a decrease of $4.9 million in expenses for other research and development programs, related to a decrease in spending on non-clinical studies and for brexanolone (SAGE-547); and

•

a decrease of $7.2 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $4.5 million for the three months ended September 30, 2019.  The remainder of the decrease is primarily from the impact of the cancellation of option grants that had been made to terminated employees, including those terminated in the restructuring.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel-related	$8,487	$31,780	$(23,293)
Stock-based compensation	10,181	26,558	(16,377)
Professional fees	8,612	16,880	(8,268)
Other	7,819	13,284	(5,465)
Total selling, general and administrative expenses	$35,099	$88,502	$(53,403)

Selling, general and administrative expenses for the three months ended September 30, 2020 were $35.1 million, compared to $88.5 million for the three months ended September 30, 2019.  The decrease of $53.4 million was primarily due to the following:

•	a decrease of $23.3 million in personnel-related costs, mainly as a result of the termination of employees in the restructuring;
•

a decrease of $16.4 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $6.4 million during the three months ended September 30, 2019.  The remainder of the decrease is primarily from the impact of the cancellation of option grants that had been made to terminated employees, including those terminated in the restructuring;

•	a decrease of $8.3 million in professional fees, primarily due to the impact of the restructuring on our spending for commercial activities; and

•

a decrease of $5.5 million in other costs, primarily due to the impact of the restructuring and the impact of the COVID-19 pandemic resulting in our employees working remotely and a reduction in business travel.

Interest income, net and Other income (expense), net

Interest income, net, and other expense, net, for the three months ended September 30, 2020 and 2019 were $1.4 million and $7.2 million, respectively.  The primary reason for the decrease was the decrease in the balance of marketable securities and a reduction in interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Product revenue, net	$5,014	$1,997	$3,017
Collaboration revenue	—	2,911	(2,911)
Total revenue	5,014	4,908	106
Operating costs and expenses:
Cost of goods sold	429	181	248
Research and development	211,008	277,565	(66,557)
Selling, general and administrative	143,454	260,648	(117,194)
Restructuring	27,873	—	27,873
Total operating costs and expenses	382,764	538,394	(155,630)
Loss from operations	(377,750)	(533,486)	155,736
Interest income, net	8,763	21,889	(13,126)
Other income, net	165	12	153
Net loss	$(368,822)	$(511,585)	$142,763

Product revenue, net

During the nine months ended September 30, 2020 and 2019, we recognized $5.0 million and $2.0 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

For the nine months ended September 30, 2020, we recognized no collaboration revenue from our agreement with Shionogi. For the nine months ended September 30, 2019, we recognized $2.9 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone API for clinical development. For further discussion regarding our collaboration agreement with Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreement in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

Cost of goods sold was $0.4 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, and is made up of a low-single digit royalty cost on net product revenue to CyDex and The Regents of the University of California, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2020 and 2019. We estimate our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero cost inventory with respect to ZULRESSO for an extended period of time.

Research and development expenses

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$83,402	$110,813	$(27,411)
SAGE-324	12,664	15,490	(2,826)
SAGE-718	4,296	9,444	(5,148)
Other research and development programs	25,432	35,515	(10,083)
Unallocated expenses	52,944	54,775	(1,831)
Stock-based compensation	32,270	51,528	(19,258)
Total research and development expenses	$211,008	$277,565	$(66,557)

Research and development expenses for the nine months ended September 30, 2020 were $211.0 million, compared to $277.6 million for the nine months ended September 30, 2019. The decrease of $66.6 million was primarily due to the following:

•

a decrease of $27.4 million in expenses for zuranolone, primarily as a result of completion of the MOUNTAIN Study and decreased spending for clinical pharmacology studies, partially offset by an increase in spending for the WATERFALL Study;

•	a decrease of $2.8 million in expenses for SAGE-324, primarily due to the completion of Phase 1 studies;
•	a decrease of $5.1 million in expenses for SAGE-718, primarily due to the completion of Phase 1 studies during 2019;

•	a decrease of $10.1 million in expenses for other research and development programs, related to a decrease in spending on non-clinical studies and for brexanolone (SAGE-547); and
•

a decrease of $19.3 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $14.0 million for the nine months ended September 30, 2019.  The remainder of the decrease is primarily from the impact of the cancellation of option grants that had been made to terminated employees, including those terminated in the restructuring.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel-related	$49,492	$93,945	$(44,453)
Stock-based compensation	41,192	71,024	(29,832)
Professional fees	26,371	55,926	(29,555)
Other	26,399	39,753	(13,354)
Total selling, general and administrative expenses	$143,454	$260,648	$(117,194)

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $143.5 million, compared to $260.6 million for the nine months ended September 30, 2019.  The decrease of $117.2 million was primarily due to the following:

•	a decrease of $44.5 million in personnel-related costs, mainly as a result of the termination of employees in the restructuring;

•

a decrease of $29.8 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $13.2 million during the nine months ended September 30, 2019.  The remainder of the decrease is primarily from the impact of the cancellation of option grants that had been made to terminated employees, including those terminated in the restructuring;

•

a decrease of $29.6 million in professional fees, primarily due to costs incurred in the nine months ended September 30, 2019, related to preparations for the commercial launch of ZULRESSO in the U.S., which commenced on June 24, 2019 and the impact of the restructuring on our spending for commercial activities; and

•

a decrease of $13.4 million in other costs, primarily due to the impact of the restructuring and the impact of the COVID-19 pandemic resulting in our employees working remotely and a reduction in business travel.

Restructuring

In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the nine months ended September 30, 2020, we recorded $27.9 million of expense, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest income, net and Other income (expense), net

Interest income, net, and other expense, net, for the nine months ended September 30, 2020 and 2019 were $8.9 million and $21.9 million, respectively.  The primary reason for the decrease was the decrease in the balance of marketable securities and a reduction in interest rates.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, which commenced on June 24, 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi.  To date, we have incurred recurring net losses. As of September 30, 2020, we had an accumulated deficit of $2.0 billion. From our inception through September 30, 2020, we received net proceeds of $2.2 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes and the sales of common stock in our initial public offering in July 2014 and follow-on offerings.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in a follow-on underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by us.

As of September 30, 2020, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $668.5 million. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(346,691)	$(411,980)
Investing activities	397,165	(125,240)
Financing activities	7,091	605,458
Total	$57,565	$68,238

Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities primarily resulted from our net loss of $368.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, and changes in our operating assets and liabilities of $54.7 million, partially offset by $76.8 million of non-cash items.  During the nine months ended September 30, 2019, net cash used in operating activities primarily resulted from our net loss of $511.6 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, and changes in our operating assets and liabilities of $15.5 million, partially offset by $115.1 million of non-cash items.

Investing Activities

During the nine months ended September 30, 2020 and 2019, net cash provided by investing activities was $397.2 million and net cash used in investing activities was $125.2 million, respectively.  During the nine months ended September 30, 2020 and 2019, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio, including purchases using proceeds received in our follow-on underwritten public offering in February 2019.

Financing Activities

During the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $7.1 million and $605.5 million, respectively.  During the nine months ended September 30, 2019, we received $560.9 million of net proceeds from our follow-on underwritten public offering, after deducting commissions and underwriting discounts and offering costs paid by us.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2022. During that time, we expect to incur significant expenses as we:

•	continue to advance Phase 3 clinical development of zuranolone in PPD and MDD, and potentially advance zuranolone for other indications;
•	continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S. with a primary focus in geographies that have existing, active ZULRESSO treating sites;
•

advance SAGE-324 through completion of the ongoing KINETIC Study in essential tremor, with potential future development not only in essential tremor but also in certain epileptiform disorders, Parkinson’s disease and other neurological conditions;

•

advance SAGE-718 through completion of the Phase 2a open-label PARADIGM Study of patients with Parkinson’s disease cognitive dysfunction, and through the planned initiation and completion of the Phase 2a open-label LUMINARY Study of patients with Alzheimer’s disease cognitive dysfunction and mild dementia, and potentially evaluate SAGE-718 in additional Phase 2 open-label clinical studies in patients with certain other cognition-related disorders, prior to determining potential next steps for advancing SAGE-718 further into Phase 2 clinical development, including potentially in Huntington’s disease;

•	advance one or more non-clinical stage compounds into clinical development;
•

continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations, and to identify new product candidates, with the goal of developing a diversified portfolio of assets with differentiated features;

•

continue to explore opportunities to establish agreements or alliances with pharmaceutical company collaborators or distributors for our product candidates where we believe the partnering opportunity will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions;

•	prepare for potential NDAs and pre-launch activities with respect to our product candidates at the appropriate time to support next steps if our pivotal programs are successful and support a filing;
•	seek regulatory approvals for any product candidates that successfully complete clinical development;
•	refine the formulation and improve the manufacturing process for our product candidates, and manufacture clinical supplies as development progresses;
•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
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
•

continue to build, maintain, defend, leverage and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and

•	add or optimize operational, financial and management information systems.

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

•	the length, severity and costs of disruptions, if any, associated with the COVID-19 pandemic on initiation and conduct of our clinical trials;
•

the ability of zuranolone and our other clinical-stage product candidates to progress through clinical development successfully; the timing, scope and outcome of regulatory filings, reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds in the current economic environment may present challenges. The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the economic downturn caused by the pandemic continues for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, or if our business prospects are impaired or the capital markets disrupted for other reasons, additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

We had cash, cash equivalents and marketable securities of approximately $668.5 million as of September 30, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

There is no assurance that our commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection will be successful or that we will ever be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals.

Our first product, ZULRESSO, was approved by the Food and Drug Administration, or FDA, in March 2019 as a treatment for postpartum depression, or PPD, and was made commercially available beginning on June 24, 2019.  There is no assurance that we will ever be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals. Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the rapid spread of COVID-19 in the U.S., and these factors are expected to continue to impact revenues negatively in the future. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment.  We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact.  These barriers have been compounded by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing surges in the number of cases of COVID-19 in the U.S. and continuing concerns about the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  Specifically, we anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO as pandemic-related restrictions are expected to continue to be in effect for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing and success of any return to normal business operations across the

U.S.  Given the rapid development and continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO. Our post-restructuring focus primarily on geographies where there are existing, active ZULRESSO treating sites may make it difficult for us to achieve revenue growth from ZULRESSO. Given the shift in focus of our commercial efforts, the number of new healthcare settings that become treating sites for ZULRESSO, if any, may be limited.  We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions or wait to gain familiarity with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues.  For example, women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness. We may never seek or be able to generate sufficient data to sufficiently satisfy the FDA so as to permit in the future administration in the home setting even with monitoring and supervision requirements.  In addition, more healthcare providers than we expected have been unwilling to accept a new treatment paradigm for women with PPD and this may continue. We believe this unwillingness is due primarily to the product profile and reimbursement challenges associated with ZULRESSO.  Further, we may not be able to compete effectively with lower cost anti-depressants.  Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, we expect that use of ZULRESSO in the U.S. will be focused primarily on women with more severe symptoms of PPD. We may also encounter challenges from both commercial and government payors related to reimbursement of ZULRESSO, even from payors who have provided prior positive signals, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed or requiring use of other treatments prior to ZULRESSO or applying other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion. For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to continue to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. For example, a number of healthcare settings that are willing to administer ZULRESSO to women with PPD who have commercial insurance do not currently treat Medicaid patients, which may affect our ability to generate revenue from ZULRESSO.

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

Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our current product candidates beyond ZULRESSO, of which zuranolone (SAGE-217) is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD, and may be explored in other indications; and other product candidates are at earlier stages. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials, with respect to zuranolone or any of our other product candidates, on the timelines we expect or at all or that the results of our development programs will be positive or that the design or results of our programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we will be able to advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  Even if we conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of zuranolone in MDD and PPD or of any of our other product candidates in the indications we may study, or do not support the safety or efficacy or our intended profile for the product.  We also may not be able to meet the requirements for non-clinical data or clinical data needed to advance such a development program. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure—for example evaluating a 50 mg dose in our pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone, as we have been doing in our ongoing Phase 3 WATERFALL Study and Phase 3 open-label SHORELINE Study, or evaluating new doses in our Phase 2 study of SAGE-324 in essential tremor, or as we might decide to do with other programs in the future—may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. In the case of zuranolone, we may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and traditional antidepressants, or safety and efficacy concerns with respect to retreatment that require additional studies be conducted or cause us not to continue our efforts.

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

The COVID-19 pandemic and the rapid spread of the virus in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities.  Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses.  Concerns about COVID-19 and related precautions and restrictions may also make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment.  These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans.  In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites may also decide to take steps to minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection.  Similarly, clinical sites may impose other restrictions or limitations on key clinical trial activities such as monitoring of the sites by clinical research organizations.  Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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
•

if an NDA for any of our product candidates is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee;

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

Even if we are able to successfully develop our product candidates and obtain marketing approval in a country outside the U.S., we may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we may obtain may be subject to onerous restrictions such as caps, rebates or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. without onerous restrictions or limitations related to pricing, or any delay or other setback in obtaining such approval, would impair our ability to market our product candidates successfully or at all in such foreign markets. Any such impairment would reduce the size of our potential market or revenue potential, which could have a material adverse impact on our business, results of operations and prospects.

Any setback or delay in obtaining regulatory approval for our product candidates in a country or region outside the U.S. where we have decided it makes business sense to proceed or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

The COVID-19 pandemic may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of non-clinical studies and clinical trials.

The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing surges in the number of cases of COVID-19 in the U.S. and continuing concerns about the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  We anticipate that the COVID-19 pandemic will also continue to have an adverse impact on our results of operations from sales of ZULRESSO as pandemic-related restrictions are expected to continue to be in effect for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length and frequency of surges or waves of COVID-19 cases and the timing and success of any return to normal business operations across the U.S.  Given the rapid development and continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

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

•

limitations or modifications to study procedures, the number and type of study visits or data collection or data analysis activities, or other restrictions on other key clinical trial activities such as monitoring and auditing, in response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local governments;

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

The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the economic downturn caused by the pandemic continues for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, or if our business prospects are impaired or the capital markets disrupted for other reasons, additional capital may not be available to us on acceptable terms, or at all. We expect to need to raise additional funding at some point in the future. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

The number of women with PPD and the number of patients with MDD, essential tremor and the other diseases and disorders for which we are developing our product candidates have not been established with precision. If the number of women with PPD is smaller than we expect or our other assumptions with respect to the PPD market are not correct, or if ZULRESSO is actually prescribed for a smaller subset of women with PPD than we expect, our ability to achieve revenues and profits at the levels or on the timing we expect could be materially adversely impacted.  If the actual number of patients with MDD, essential tremor or the other diseases or disorders we are pursuing or elect to pursue with our current or future product candidates is smaller than we anticipate, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates, and even if such product candidates are successfully developed and approved, the markets for our products may be smaller than we expect and our revenue potential and ability to achieve profitability may be materially adversely affected.

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of women with PPD. We are developing our next generation product candidate, zuranolone, for the treatment of MDD, PPD, and other potential indications. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are exploring SAGE-718 as a potential treatment for certain cognition-related disorders associated with NMDA receptor dysfunction, including Huntington’s disease and Parkinson’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and many of the other indications in which we are developing, or plan to develop, our product candidates, we have or will provide estimates of the prevalence of the disease or disorder.  Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PPD, MDD and essential tremor, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting, and patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, essential tremor or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe.  In addition, a prevalence calculation is an estimate of the total number of patients with a disease or disorder or the rate of occurrence of a disease or disorder in a population. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated or used for only a subset.  For example, the IV infusion mode of administration for ZULRESSO; limitations on sites of care for administration of ZULRESSO to REMS certified healthcare settings; the requirement for a registry as part of the REMS, and the other requirements of the REMS; the risk of excessive sedation and sudden loss of consciousness; reimbursement restrictions; and the cost of therapy compared to lower cost antidepressants may continue to limit the type of women who are prescribed ZULRESSO or who actually receive treatment to those patients with more severe symptoms of PPD.  In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same indications or other indications. Interim results from nonclinical studies and clinical trials may not be predictive of results of such non-clinical studies or clinical trials once completed. If we cannot replicate the positive results from our earlier non-clinical studies and clinical trials of our product candidates in our later non-clinical studies and clinical trials in the same indications or other indications, or we cannot replicate our interim results in our completed non-clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. By way of example, unlike earlier trials of zuranolone in MDD and PPD, the Phase 3 MOUNTAIN Study evaluating zuranolone in patients with MDD did not meet its primary endpoint. We may find that ongoing or future clinical trials of zuranolone or any of our other product candidates may also fail to meet their primary endpoints. Similarly, we received clearance from the FDA, under the Coronavirus Treatment Acceleration Program, or CTAP, to initiate a Phase 3 clinical trial with brexanolone in patients with advanced COVID-19 related acute respiratory distress syndrome, or ARDS. We are planning to study brexanolone in the treatment of advanced COVID-19-related ARDS based on our analysis of earlier preclinical data and clinical data from a different indication, and there is no guarantee that brexanolone will be able to mitigate the morbidity and mortality associated with advanced COVID-19-related ARDS. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks.  Similarly, interim results from nonclinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed.  These setbacks in drug development have been caused by, among other things, non-clinical findings made while clinical trials were underway or safety or efficacy observations made in non-clinical studies and clinical trials that are different than in earlier trials or studies, including previously unreported or otherwise unexpected adverse events. We may observe safety issues in clinical studies of our product candidates that we did not observe or appreciate in earlier stage clinical studies or in non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication.  For example, as part of ongoing development efforts, we are currently evaluating a 50 mg dose in our pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone. We are also evaluating new dose of SAGE-324 in our Phase 2 study in essential tremor. In addition, we are planning to study brexanolone in patients with advanced COVID-19 related ARDS, which we have not previously studied. These studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. The results from non-clinical animal models may not be replicated in clinical trials. Many product candidates, including many targeting central nervous system, or CNS, disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.  Many drugs have failed to replicate efficacy results in larger or more complex later stage trials.  Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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
•

challenges in identifying, recruiting and enrolling patients to participate in clinical trials, including, in some cases, due to: the small size of the patient population being studied; the lack of proximity of some patients to trial sites; challenges in meeting regulatory and material requirements to commence clinical trials in countries outside the U.S.; eligibility criteria for the clinical trials; challenges associated with the nature of clinical trial protocols; the availability of existing treatments for the relevant disease; the requirement for in-patient stays with respect to some trials; and competition from other clinical trial programs for similar indications, any of which could delay enrollment of patients in ongoing or future clinical trials of our product candidates;

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

Our most advanced development candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved for the treatment of treatment resistant depression, as well as the treatment of depressive symptoms in adults with MDD with acute suicidal ideation or behavior. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/bupropion, or AXS-05. In July 2020, Axsome Therapeutics, Inc. announced that it had completed a pre-NDA meeting with the FDA for AXS-05 for the treatment of MDD, and that based on the feedback from the FDA, the company remained on track to submit its planned NDA filing for AXS-05 in MDD in the fourth quarter of 2020. In addition, if zuranolone is successfully developed and approved for PPD, it could reduce our commercial opportunity for ZULRESSO.

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

Our future success depends on our ability to attract, retain and motivate qualified personnel.

To accomplish our objectives, we require a strong management team with expertise in research and development, clinical development and commercialization. Although we have entered into employment agreements with each of our executive officers, each of them is employed “at will” and may terminate his or her employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified scientific personnel. If we are unable to continue to attract and retain high quality personnel, our business, financial condition, results of operations and growth prospects could be adversely affected.

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

•

The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

We have one issued U.S. patent covering the method of treating PPD using brexanolone i.v. which is exclusively licensed to Sage by The Regents of the University of California, or the Regents, and will expire in 2033.  We also have an issued U.S. patent covering the formulation of brexanolone i.v., which will expire in 2033.  We currently have one issued U.S. patent covering the composition of matter of zuranolone, two issued U.S. patents covering methods of using zuranolone, one issued U.S. patent covering the composition of matter of SAGE-689, and one issued U.S. patent covering methods of using SAGE-689.  We also have granted European patents covering brexanolone i.v., zuranolone, SAGE-689, SAGE-324, and SAGE-718. We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming a proprietary GABAA positive allosteric modulator compound, asserting a lack of novelty and non-obviousness.  We are in the process of appealing this decision to the Patent Trial and Appeal Board. We may be unable to obtain issued patents covering our proprietary compounds. We cannot provide any assurances that any of our issued patents will be enforceable or include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or practicing alternative methods. There can be no assurance that any such alternative formulations will not be equally effective as ZULRESSO. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other formalities and provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. For example, a 2020 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights in such jurisdictions. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. The full impact of these decisions is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the U.S. Supreme Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, on June 13, 2013 in Association for

Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. On June 19, 2014 in Alice Corporation Pty. Ltd. v. CLS Bank International, et al., a case involving patent claims directed to a method for mitigating settlement risk, the U.S. Supreme Court held that the patent eligibility of claims directed to abstract ideas, products of nature, and laws of nature should be determined using the same framework set forth in Prometheus. The U.S. PTO recently issued a set of guidelines setting forth procedures for determining subject matter eligibility of claims directed to abstract ideas, products of nature, and laws of nature in line with the Prometheus, Myriad, and Alice decisions. The guidance does not limit the application of Myriad to DNA but, rather, applies the decision to other natural products.

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

General Industry-Related Risks

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

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or the TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. The U.S. Supreme Court has scheduled oral arguments for the case on November 10, 2020.  On June 25, 2020, the Trump Administration and a coalition of 18 states asked the U.S. Supreme Court to strike down the entirety of the ACA. Pending review, the ACA remains in effect, but it remains unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.  Litigation and legislation with respect to the ACA are likely to continue, with unpredictable and uncertain results.

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

We have funded our operations to date primarily through proceeds from sales of common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2020, we had received net proceeds of $2.2 billion from such transactions. As of September 30, 2020, our cash, cash equivalents and marketable securities were $668.5 million. We have incurred significant net losses in each year since our inception, including net losses of $368.8 million for the nine months ended September 30, 2020 and $680.2 million for the year ended December 31, 2019, and our accumulated deficit was $2.0 billion as of September 30, 2020. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. As a public company, we incur additional legal and accounting costs associated with operating as a public company. As a result, we expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entire salesforce. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO, our ongoing commercial efforts, including our small account management field-based team, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO.  The rapid spread of COVID-19 in the U.S. has had a negative impact on our revenue from sales of ZULRESSO. A number of states within the U.S. are seeing a resurgence of cases of COVID-19 after beginning to reopen businesses and public facilities, and these surges could continue or worsen as states lift restrictions, which could further negatively impact our revenue from sales of ZULRESSO. We expect to continue to incur significant costs as we commercialize ZULRESSO and our product candidates, if and when successfully developed and approved. We may not be successful in our efforts to commercialize ZULRESSO or any future products. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

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

As of September 30, 2020, our cash, cash equivalents and marketable securities were $668.5 million. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations into 2022. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. Raising funds in the current economic environment may present additional challenges. The COVID-19 pandemic has caused major volatility in the stock market and a significant global economic downturn.  If the pandemic and related economic downturn continue for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, if any of our product candidates are approved, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders.  For example, after the announcement of the topline results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly and has remained significantly lower than it had been prior to the results announcement. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

The rules dealing with U.S. federal, state, local and foreign income taxation are continuously under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in March 2020, President Trump signed into law the Families First Coronavirus Response Act, or the FFCR Act, and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Regulatory guidance under the FFCR Act, the CARES Act and other recent legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the FFCR Act, the CARES Act, or the TCJA.

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

•	the impact of the COVID-19 pandemic;
•	announcements of new products, technologies, commercial relationships, acquisitions, collaborations or other events by us or our competitors;
•	the success or failure of our CNS therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	the state of the U.S. and world economies, general market conditions and overall fluctuations in U.S. equity markets, including as a result of U.S. or world events;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities.

We have broad discretion in how we use our existing cash and the proceeds from our past and potential future follow-on public offerings, and may not use such cash and proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the use of our cash and the application of the net proceeds from our follow-on public offerings. We may use cash and net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the follow-on offerings in a manner that does not produce income or that loses value.

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

SAGE THERAPEUTICS, INC.

November 5, 2020	By:	/s/ Jeffrey M. Jonas
Jeffrey M. Jonas, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

November 5, 2020	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)