Form 10-K
period 2020-12-31
Sage Therapeutics, Inc.
filed 2021-02-24
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2020 was approximately $2,120,561,372, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 17, 2021, there were 58,381,933 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our views as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection, which is approved in the U.S. for the treatment of postpartum depression, or PPD, in adults;

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) for the treatment of major depressive disorder, or MDD, and PPD and related timelines, potential regulatory pathways, and the potential for zuranolone in those indications and in additional indications, including our view of the potential product profile and treatment paradigm impact for zuranolone, if successfully developed and approved;

•

our plans for development of our other product candidates for the treatment of brain health diseases and disorders, and potentially for other indications, our plans with respect to other research and development activities and expected timelines for our planned activities;

•

our ability, within the expected time frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our plans and potential outcomes with respect to interactions with regulatory authorities;
•	our plans for and the potential costs, benefits and outcomes of our existing collaborations, and our plans for and potential outcomes of any additional business development efforts;
•	our plans and expectations with respect to the potential development of any product or product candidate for markets outside the U.S.;
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
•

the estimated number of patients with diseases or disorders of interest to us; and the potential size of the market for ZULRESSO in PPD and for our product candidates in the indications we are studying or plan to study;

•

the potential for our current product and current or future product candidates, if successfully developed and approved, for the indications and in the markets for which they are approved; and our ability to serve those markets;

•

the potential for success of competing products that are or become available for PPD or MDD or any of the other indications that we are pursuing or may pursue in the future with our products and our product candidates;

•	the impact of the COVID-19 pandemic on our activities, business and results of operations, and the potential success of our efforts to address or mitigate such impact; and
•	other risks and uncertainties, including those listed under Part I, Item 1A, Risk Factors.

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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report. These risks may include, but are not limited to, the following:

•

Our commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection may never be successful and we may never be able to generate meaningful revenues, or revenues at levels or on timing necessary to support our investment and goals.

•

Our future business depends heavily on our and our collaborators’ ability to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder and postpartum depression.  We cannot be certain that we or our collaborators will be able to complete ongoing clinical trials, initiate new clinical trials or announce results of clinical trials on the timelines we expect or at all. We cannot be certain that we or our collaborators will be able to successfully develop, file for or obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

•

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the U.S. Food and Drug Administration and regulatory authorities outside of the U.S. may delay, limit or deny approval of any of our product candidates for many reasons.

•

If the affected populations for indications our products and product candidates are targeting or the addressable markets within such populations are smaller than we anticipate, our ability to achieve profits from the commercialization of our products and product candidates, if successfully developed and approved, at the levels or on the timing we expect could be materially adversely impacted.

•

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same indications or other indications. Interim results from non-clinical studies and clinical trials may not be predictive of results of such non-clinical studies or clinical trials once completed.

•

If serious adverse events or other undesirable side effects are identified during the use of any of our marketed products or product candidates, including during commercial use or in clinical trials, such events may adversely affect market acceptance or result in other significant negative consequences for an approved product; delay or prevent further development or regulatory approval with respect to product candidates; or cause regulatory authorities to require labeling statements, such as boxed warnings, or a Risk Evaluation and Mitigation Strategy, on approved products.
•	We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates.
•

Our current product candidates, if successfully developed and approved, and other future products, if any, may not achieve broad market acceptance or reimbursement at sufficient levels, which may limit the revenue that we generate from sales of such products.

•

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO or any of our current or future product candidates, if successfully developed and approved.

•	Our existing and future collaborations, if any, may not lead to the successful development or regulatory approval of product candidates or commercialization of products.
•

We may not be successful in our efforts to identify new targets, generate new compounds, and successfully bring such new compounds through investigational new drug application-enabling non-clinical studies.

•

If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our products or product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

•

For certain of our products and product candidates, we are dependent on licensed intellectual property.  If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved.

•	Existing or future laws, regulations, executive orders or policies aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.

•

We are subject to healthcare laws and regulations, which could expose us to the risk of criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings if we or our employees are alleged or determined not to have complied with such laws and regulations.

•

We are a biopharmaceutical company with a limited operating history, and have not generated significant revenue to date. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

•

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Raising additional capital, even opportunistically, may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

•	The COVID-19 pandemic may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of clinical trials.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Sage,” the “Company,” “we,” “us,” and “our” refer to Sage Therapeutics, Inc. and its subsidiaries.

Item 1. Business

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of postpartum depression, or PPD, in adults. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

Our first product, ZULRESSO, is a proprietary intravenous, or IV, formulation of brexanolone, approved in the U.S. as a treatment for PPD in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. in June 2019.

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for certain affective disorders, including major depressive disorder, or MDD, and PPD.  Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently conducting three Phase 3 placebo-controlled clinical trials of zuranolone – the WATERFALL Study and the CORAL Study in MDD, and the SKYLARK Study in PPD – as well as an open-label Phase 3 clinical trial in MDD known as the SHORELINE Study. We expect to report topline results from the WATERFALL Study in the first half of 2021, and topline results from the other zuranolone Phase 3 clinical trials at various times throughout the remainder of 2021.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324.  SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We are currently conducting a placebo-controlled Phase 2 clinical trial evaluating the safety and efficacy of SAGE-324 in the treatment of essential tremor, known as the KINETIC Study. We expect to report topline data from this study in early 2021. If the results of the KINETIC Study support further development, we expect to initiate additional development activities including the next placebo-controlled Phase 2 clinical trial of SAGE-324 in essential tremor in late 2021 to explore dose and frequency, including potential formulations. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

We are jointly developing zuranolone and SAGE-324 in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020.  Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful.  We refer to Licensed 217 Products and Licensed 324 Products individually as a Product Class and collectively as the Licensed Products.  In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Existing Partner Territory, where we have granted rights to Shionogi & Co., Ltd., or Shionogi, with respect to zuranolone. We refer to the territories outside the U.S.

to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory.

Our second area of focus for future clinical development is novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.  We are currently conducting a Phase 2a open-label study of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study, and a Phase 2a open-label clinical trial of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia, known as the LUMINARY Study. We expect to report topline data from the PARADIGM Study in early 2021 and from the LUMINARY Study in late 2021. We plan to initiate further development activities including a placebo-controlled Phase 2 clinical trial with SAGE-718 in late 2021 with the indication and design to be informed by the results of these and earlier clinical trials.

We have other compounds at earlier stages of development with a focus on both acute and chronic brain health disorders.  Our early-stage GABAA modulators include SAGE-689, expected to begin Phase 1 development in 2021 as a potential intramuscular therapy for disorders associated with acute GABA hypofunction, and SAGE-319, intended to be studied as an oral therapy for potential use in disorders of social interaction. Our early-stage NMDA modulators include SAGE-904, in Phase 1 development as a potential oral therapy for disorders associated with NMDA hypofunction, and SAGE-421, intended to be studied as a potential oral therapy for certain neurodevelopmental disorders and cognitive recovery and rehabilitation. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of CNS.

Our Strategy

Our goal is to build a top-tier biopharmaceutical company that is the leader in developing and commercializing brain health therapies. Our current focus is on building on our multi-franchise opportunities in depression, neurology, and neuropsychiatry. Key elements of our strategy are to:

•

continue to advance Phase 3 clinical development and regulatory activities with respect to zuranolone in PPD and MDD, and potentially advance zuranolone for other indications as part of our strategic collaboration with Biogen;

•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S., with a primary focus in geographies that have existing, active ZULRESSO treating sites;
•

complete the ongoing KINETIC Study in essential tremor, and, if the results support further development, initiate additional development activities including the next placebo-controlled Phase 2 clinical trial with SAGE-324 in essential tremor to explore dose and frequency, including potential formulations, with potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the ongoing Phase 2a open-label PARADIGM Study of patients with Parkinson’s disease cognitive dysfunction and Phase 2a open-label LUMINARY Study of patients with Alzheimer’s disease mild cognitive impairment and mild dementia, and initiate a planned placebo-controlled Phase 2 clinical trial with the indication and design to be determined based on results of completed and ongoing SAGE-718 clinical trials;

•

support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in Biogen’s licensed territories outside the U.S. and Shionogi’s development of zuranolone in the Existing Partner Territory;

•	advance SAGE-689 and SAGE-904 in Phase 1 clinical development, including conducting planned Phase 1 clinical trials;
•	continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations;
•

identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;

•

prepare and file new drug applications, or NDAs, with the by the U.S. Food and Drug Administration, or FDA, and conduct pre-launch activities with respect to any of our product candidates that have been successfully developed;

•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•	at the appropriate time, as our development efforts progress, add personnel, including personnel to support product development and ongoing and future commercialization efforts;
•

evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone and SAGE-324 in the European Union, or EU, and other countries outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;

•

continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and

•

continue to explore opportunities to establish agreements or alliances with other pharmaceutical companies, at the appropriate time, where we believe a collaboration will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

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

We are currently focused on developing drugs based on selective allosteric modulation of neurotransmitter receptors in the CNS. Allosteric modulators are a class of small molecules that interact at a site different from the site where neurotransmitters bind, and allow the potential for fine-tuning of neuronal signals. We believe that nowhere in the body is it more important to maintain normal rhythms than in the brain, and accordingly we believe that allosteric modulation approaches are well-suited for the treatment of diseases and disorders of the brain.

We utilize our proprietary chemistry capabilities to design and identify drugs that are allosteric modulators, and that have properties targeted to the indications of interest. Our goal is to select for development compounds that we believe are capable of varying degrees of desired activity rather than complete activation or inhibition of the receptor. Our current focus is on two critical CNS receptor systems: GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function in part via activation of GABAA receptors. GABAA receptors play a key role in regulating neuron excitability. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. NMDA receptors serve a critical role in CNS-related activities. Dysfunction in these systems is implicated in a broad range of brain disorders.

Our proprietary chemistry platform is centered, as a starting point, on our knowledge of the chemical scaffolds of endogenous neuroactive steroids that are allosteric modulators of GABAA or NMDA receptors. We have leveraged this platform to assemble a chemistry portfolio of greater than 8,000 compounds. We believe our proprietary chemistry platform allows us to:

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

We target diseases and disorders of the brain where we believe patient populations are easily identified, clinical endpoints are well-defined, and development pathways are feasible.

Our Product Pipeline

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Annual Report.

ZULRESSO (Brexanolone) CIV Injection

Our first product, ZULRESSO, is a proprietary IV formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.  In March 2019, the FDA approved ZULRESSO for the treatment of PPD in adults.  We launched ZULRESSO commercially in the U.S. in June 2019, after completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information.  The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act, or CSA. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, ZULRESSO has been administered to date primarily to treat women with severe PPD, and we expect that to continue to be the case.  We estimate that about 20% to 30% of women diagnosed with PPD fall into this category.

PPD is one of the most common medical complications during and after pregnancy, and is characterized by depressive symptoms that may occur during pregnancy or following childbirth up to 12 months.  PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt.  In the U.S., estimates of new mothers identified with PPD each year vary state-to-state from 9% to 23%, with an overall average of 13.2%.  Based on these data, we estimate that 500,000 or more women in the U.S. each year may experience PPD, and approximately 50% are formally diagnosed.  We estimate that 20% to 30% of women diagnosed with PPD will experience severe symptoms.  PPD can lead to devastating consequences for a woman and for her family.  Suicide is one of the leading causes of maternal death following childbirth.

ZULRESSO is the only pharmacological therapy specifically approved for PPD.  The current standard of care for PPD is comprised of psychotherapy and, in women with moderate or severe PPD, the cautious use of pharmacological therapies such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

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

Zuranolone (SAGE-217)

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound that is currently in Phase 3 clinical development in PPD and MDD.  Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors.  We also believe zuranolone has potential in other indications such as treatment resistant depression, bipolar depression and generalized anxiety disorder. We are jointly developing zuranolone in the U.S. with Biogen under the Biogen Collaboration Agreement that became effective in December 2020, and will jointly commercialize zuranolone in the U.S. if our development efforts are successful and it is approved in the U.S.  The Biogen Collaboration Agreement covers any products incorporating zuranolone.  We have granted Biogen sole rights to develop and commercialize the Licensed 217 Products outside the U.S., other than in the Existing Partner Territory, where we have granted rights to Shionogi. The FDA has granted zuranolone Breakthrough Therapy designation and Fast Track designation in the treatment of MDD.

MDD is a serious mental health disorder commonly characterized by symptoms of depressed mood and/or loss of interest in pleasurable activities causing impairment in daily life. MDD is characterized by a period of depressive symptoms lasting at least two weeks and is associated with changes in affect, cognition, and function. In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity for at least two weeks. Many people with depression also suffer from anxiety symptoms and medically unexplained somatic symptoms. A person with moderate or severe MDD will typically have difficulties carrying out his or her usual work, school, domestic or social activities due to symptoms of depression.  Antidepressants are widely used in the treatment of MDD, but many patients do not adequately respond to existing treatments.  According to estimates, more than 17 million adults in the U.S. reported at least one major depressive episode in 2018. Among U.S. adults reporting at least one major depressive episode in 2018, approximately 11.5 million (67%) had a diagnosis of MDD, 8.7 million were treated in the outpatient setting for depression; and 7 million (80.8% of those treated) received pharmacotherapy. Research conducted during the COVID-19 pandemic reported a three- to four-fold increase in symptoms of depression among adults in the U.S. between April and December of 2020 compared to previous years. Preclinical and clinical evidence suggest the role of GABAA receptor dysfunction in depression.  Low GABA and allopregnanolone levels have been found in the brain, cerebrospinal fluid and plasma of depressed patients.

To date, we have completed three placebo-controlled clinical trials evaluating zuranolone 30 mg, two in MDD and one in PPD, the results of which have been previously disclosed. Two of the trials evaluating zuranolone 30 mg – the PPD trial and one of the MDD trials – met their primary endpoints, and the other MDD trial did not meet its primary endpoint. Following discussions with the FDA, we determined to conduct three new Phase 3 clinical trials as part of our pivotal program for zuranolone in MDD and PPD:

•	a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in patients with MDD, with additional short-term follow-up, known as the WATERFALL Study;
•	a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up, known as the SKYLARK Study; and
•

a placebo-controlled trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered standard antidepressant therapy, as an acute rapid response treatment in patients with MDD, with additional short-term follow-up, known as the CORAL Study.

We initiated patient dosing in the WATERFALL Study and the SKYLARK Study in the second quarter of 2020 and initiated patient dosing in the CORAL Study in the fourth quarter of 2020. Topline results from the WATERFALL Study are expected in the first half of 2021, and topline results from the CORAL Study and SKYLARK Study are expected in late 2021.

We are also conducting an open-label Phase 3 clinical trial, known as the SHORELINE Study, evaluating the safety of as-needed repeat treatment with zuranolone in which patients with MDD receive an initial two-week course of zuranolone and responders from the first cycle are followed for up to one year and eligible to receive as-needed retreatment during the follow-up period.  The need for repeated dosing is assessed every 14 days based on the results of a patient-reported Patient Health Questionnaire-9 score (≥10) and 17-item Hamilton Rating Scale for Depression (HAMD-17) assessment (≥20). The protocol of the clinical trial requires a minimum of 56 days between zuranolone 14-day courses, to allow for a maximum of five treatments during the follow-up period.  Enrollment of patients receiving the 30 mg dose in the SHORELINE Study was completed in the third quarter of 2019.  In May 2020, we amended the SHORELINE protocol to allow currently enrolled patients to receive retreatment with zuranolone 50 mg. Additionally, in the second quarter of 2020, we began enrolling a new cohort of patients with MDD in the SHORELINE Study who receive zuranolone 50 mg from the outset of their enrollment in the trial.

In October 2020, we reported interim topline results from a July 2020 data cut of the ongoing SHORELINE Study. For the primary endpoint of safety and tolerability, the analyzed data showed that zuranolone was generally well-tolerated in the 30 mg dose and among the initial patients treated with the 50 mg dose. Adverse events reported in the trial during the period analyzed were generally consistent with results seen in previous clinical trials of zuranolone, with the most common adverse events in the 30 mg cohort (observed in > 5% of subjects) including somnolence, headache and dizziness. The overall incidence of adverse events declined in subsequent treatment courses of zuranolone 30 mg. Adverse events >5% of somnolence, dizziness, sedation, headache and tremor were observed to be more frequent in the 50 mg cohort, but were similar in severity to the adverse events seen with patients receiving 30 mg doses. Most adverse events were mild or moderate. An increase in level of intensity of somnolence and sedation was also noted at the 50 mg dose in patients who had previously received a 30 mg dose. At the time of the data cut analysis, patients with a clinical response (decrease in HAMD-17 baseline score of ≥50%) at the end of the initial 14-day course of zuranolone 30 mg used a mean number of 1.9 treatments per year. We plan to report comprehensive data from patients receiving the 30 mg dose in mid-2021 and topline data from patients receiving the 50 mg dose in late 2021.

Shionogi has completed a Phase 1 clinical trial in Japan to evaluate the safety and tolerability of zuranolone in Japanese and Caucasian subjects. In July 2020, Shionogi initiated a Phase 2 clinical trial with zuranolone in Japanese patients with MDD.

We may consider additional development opportunities for zuranolone as part of the Biogen collaboration.

SAGE-324

After zuranolone, our next most advanced development candidate is SAGE-324. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We are currently conducting a placebo-controlled Phase 2 clinical trial evaluating the safety and efficacy of SAGE-324 in the treatment of essential tremor, known as the KINETIC Study.

Essential tremor is a neurodegenerative condition characterized by rhythmic trembling most commonly of the upper limbs, including the hands; the head, voice, legs or trunk may also be affected. Symptoms generally evolve over time, are persistent, and affect patients’ ability to function independently. Essential tremor is the most common movement disorder, estimated to affect more than 6 million adults in the U.S., with increasing prevalence among patients 50 years and older. First-line treatments for essential tremor include β-adrenergic blocker propranolol and anticonvulsant primidone.

We expect to report topline data from the KINETIC Study in early 2021. If the results of the KINETIC Study support further development, we expect to initiate additional development activities including the next placebo-controlled Phase 2 clinical trial of SAGE-324 in essential tremor in late 2021 to explore dose and frequency, including potential formulations. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

We are jointly developing SAGE-324 in the U.S. with Biogen, and will jointly commercialize Licensed 324 Products with Biogen in the U.S. if our development efforts are successful and it is approved in the U.S.  We have granted Biogen sole rights to develop and commercialize SAGE-324 outside the U.S. We may consider additional development opportunities for SAGE-324 as part of our collaboration with Biogen.

SAGE-718

Our second area of focus is the development of novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. Examples of indications involving NMDA receptor dysfunction also include certain types, aspects or subpopulations of a number of diseases such as depression, Alzheimer’s disease, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain. Based on signals observed in measures of executive function relevant to core cognitive decline in a Phase 1 clinical trial of patients with early Huntington’s disease and in similar measures during an earlier Phase 1 cohort of healthy volunteers without Huntington’s disease, we initiated patient dosing in September 2020 in a Phase 2a open-label clinical trial of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study, and commenced dosing in a Phase 2a open-label clinical trial of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia, known as the LUMINARY Study, in early 2021. We expect to report topline data from the PARADIGM Study in early 2021 and topline data from the LUMINARY Study in late 2021. We plan to initiate further development activities including a placebo-controlled Phase 2 clinical trial with SAGE-718 in late 2021 with the indication and design to be informed by the results of the previous and ongoing clinical trials.

Further Exploration of GABAA and NMDA Receptors and New Areas of Interest

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain.  Our second product candidate targeting the NMDA receptor, SAGE-904, is in development as a potential oral therapy for disorders associated with NMDA hypofunction. We initiated a Phase 1 clinical trial of SAGE-904 in healthy volunteers in the third quarter of 2019 and expect to complete single ascending dose and multiple ascending dose Phase 1 clinical trials of SAGE-904 in 2021.  Our portfolio of novel GABAA receptor positive allosteric modulators includes SAGE-689, a product candidate intended for intramuscular administration, for which we have completed the non-clinical studies required to move into a Phase 1 clinical development program. We expect to initiate and complete a single ascending dose Phase 1 clinical trial of SAGE-689 in 2021. We also have other compounds at earlier stages of development with a focus on both acute and chronic brain health disorders, including SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator that we plan to study for potential use as an oral therapy in treating disorders of social interaction, and SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for potential use in neurodevelopmental disorders and cognitive recovery and rehabilitation. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have opportunities to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel brain health therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics.  This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current therapies or previous therapies which have failed in development. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health disorders.

We believe our broad potential pipeline lessens our reliance on the success of any one program. We believe our ability to design and develop novel molecules with distinct profiles and receptor subtype selectivity may also provide us with the option, if we choose, to potentially partner certain assets with third parties who possess the development and commercialization capabilities to pursue these programs, like our recent strategic collaboration with Biogen. We may also evaluate opportunities to acquire new compounds, product candidates or products from other companies or from academic institutions if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third party contract manufacturing organizations, or CMOs.  We have also sourced our existing inventory of our proprietary formulation of ZULRESSO for commercial sale from CMOs, and intend to source all of our future commercial supplies of ZULRESSO from CMOs.

We have long-term supply agreements with our CMOs with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug substance and drug product in place to help mitigate any potential supply risks.  All commercial supplies are intended to be manufactured applying current Good Manufacturing Practices, or cGMP.

We have established relationships with several CMOs under which the CMOs manufacture clinical and non-clinical supplies of drug substance and drug product for zuranolone, SAGE-324, SAGE-718 and other product candidates on a purchase order basis under master service and quality agreements. All clinical supplies of drug substance and drug product are intended to be manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for zuranolone, SAGE-324, or SAGE-718. We intend to put a long-term supply agreement in place at the appropriate time for drug substance and drug product for each product candidate, if development continues.  We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product.

We continue to refine and scale up the manufacturing process for zuranolone to prepare for potential commercialization of zuranolone, if an NDA is submitted and approved. We also intend to improve the manufacturing process for our other product candidates and manufacture clinical supplies as development progresses.  We believe we currently have sufficient zuranolone drug substance on hand for our ongoing Phase 3 clinical trials.

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

Sales and Marketing

Our first product, ZULRESSO, was made commercially available in the U.S. as a treatment for PPD in adults in June 2019.  Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the COVID-19 pandemic, and these factors are expected to continue to impact revenues negatively in the future. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. The availability, terms and timing of coverage for ZULRESSO vary from payor to payor, both for commercially insured patients and from state Medicaid systems, and we have encountered some states that impose significant coverage restrictions or lengthy delays on reimbursement of ZULRESSO. As a result, certain healthcare settings will not treat Medicaid patients with ZULRESSO even if they are active sites of care for ZULRESSO. These requirements have created significant barriers to treatment for women with PPD.  We expect these barriers will continue to negatively impact ZULRESSO revenue growth.

These barriers have been compounded by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the continuing concerns about the COVID-19 pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue.  Specifically, we anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO as pandemic-related restrictions are expected to continue to be in effect for the foreseeable future.  The scope and timing of the expected negative impact of the COVID-19 pandemic will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length, location and frequency of surges or waves of COVID-19 cases and the timing and success of the roll-out of vaccines for COVID-19 and any return to normal business operations across the U.S.  Given the continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO. Given the shift in focus of our commercial efforts and the continued impact of the COVID-19 pandemic, the number of new healthcare settings that become treating sites for ZULRESSO may be very limited for the foreseeable future.  We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions or continue to wait to gain more experience with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake.  Sage Central, our patient support center located in Raleigh, North Carolina, continues to provide a range of patient support resources to assist women with PPD and their families in the ZULRESSO treatment journey. In addition, our commercialization infrastructure includes capabilities in medical affairs, manufacturing, quality control, and compliance.

We expect that we will need additional sales and marketing capabilities in the U.S. if zuranolone, SAGE-324 or any of our other current or future product candidates are successfully developed and approved.  Our resource needs in those areas may be substantial if the approved product is primarily prescribed by primary care healthcare professionals as is the case, for example, with respect to the treatment of MDD, or as the result of other needs specific to the product. As described above, we and Biogen have agreed as part of our collaboration that, if zuranolone and SAGE-324 are successfully developed and approved, we will jointly commercialize the products in the U.S., including sharing equally in sales and marketing activities and profits and losses in the U.S. If we obtain regulatory approval of such products, Biogen will book sales of Licensed 217 Products and we will book sales of Licensed 324 Products. We have granted Biogen sole rights to commercialize the Licensed Products outside the U.S., other than in the Existing Partner Territory with respect to zuranolone, where we have granted such rights to Shionogi.

Licenses

We have entered into several license agreements with respect to our product and clinical-stage product candidates, which are described below.

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

We are obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. The CyDex license is perpetual until terminated. We may terminate the CyDex agreement for convenience upon providing 180 days’ prior written notice to CyDex. Either party has the right to terminate the agreement for failure to cure a material breach in the applicable cure period.  We pay royalties to CyDex on sales of

ZULRESSO, and will also be required to pay royalties on sales of SAGE-689, if successfully developed, in the low single digits based on levels of net sales.

We are also party to a supply agreement with CyDex. Under the supply agreement, we are required to purchase all of our requirements for Captisol with respect to brexanolone and SAGE-689 from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

University of California

In October 2013, we entered into a license agreement with The Regents of the University of California, or the Regents, which was amended in May 2014. Pursuant to this agreement, and subject to certain rights of the U.S. government and rights retained by the Regents, the Regents granted us a non-exclusive, non-transferable license under all personal property rights of the Regents covering the tangible personal property in an investigational new drug, or IND, application package owned by the Regents, or the Data, and a specified quantity of cGMP grade allopregnanolone, or the Material, to (i) use the Data for reference or incorporation in an IND for the use of the Material as a treatment of status epilepticus, or SE, essential tremor and/or PPD and (ii) use the Material or modifications of the Material to develop a pharmaceutical formulation for clinical trials for SE, essential tremor and/or PPD. The rights licensed to us are not sublicenseable.

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

This agreement required us to make up to $0.1 million in milestone payments in connection with the first derived product that met the relevant milestones, all of which we have already paid. We must also pay royalties of less than 1% to the Regents on ZULRESSO and for each other derived product, if any, for a period of 15 years following the first commercial sale of such derived product. This agreement will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold. We may terminate this agreement early for convenience upon providing 60 days’ prior written notice to the Regents. The Regents may terminate this agreement early in the event of material default, including failure to provide timely progress reports, after the applicable cure period, or in the event of our bankruptcy. In the event of early termination of this agreement, we have the right to sell any partially made derived products for a period of 120 days from the date of termination, but would not otherwise have rights after termination under the licensed rights to make, have made, use, sell, have sold, offer for sale or import products containing allopregnanolone.

In June 2015, we entered into an exclusive license agreement with the Regents whereby we were granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, we paid an upfront payment of $50,000, and made annual maintenance fees of $15,000 until the calendar year following the first sale of ZULRESSO. We are obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. We pay royalties to the Regents at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.

Collaboration and License Agreement with Biogen

On November 27, 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of Licensed 217 Products and Licensed 324 Products. The Biogen Collaboration Agreement became effective on December 28, 2020, upon the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

We and Biogen have agreed that we will jointly develop and commercialize the Licensed Products in the U.S., and that Biogen solely will develop and commercialize the Licensed Products outside the U.S., except, with respect to the Licensed 217 Products, in the Existing Partner Territory. Each of we and Biogen is obligated to use commercially reasonable efforts to develop at least one product in each Product Class in the U.S., and Biogen is also obligated to use commercially reasonable efforts to develop at least one product in each Product Class in the Biogen Territory. We and Biogen have agreed to share jointly in the performance of the activities under the Biogen Collaboration Agreement in the U.S. and to share all costs for activities under the Biogen Collaboration Agreement solely for the U.S. equally. The Biogen Collaboration Agreement provides that Biogen has sole responsibility and decision-making authority with respect to such activities in the Biogen Territory. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. We have an Opt-Out Right (as defined below) in the U.S. with respect to a Product Class.

We have granted to Biogen a non-transferable, sublicensable, except for certain specified exceptions, license to certain of our intellectual property as needed to perform the activities under the Biogen Collaboration Agreement. Such license is co-exclusive with us in the U.S. and exclusive, even as to us, in the Biogen Territory, subject to certain retained rights to allow us to exercise our rights and perform our obligations under the Agreement and with respect to the Existing Partner Territory.

Our activities for the U.S. will be conducted pursuant to joint development plans agreed to by us and Biogen, on a Licensed Product-by-Licensed Product basis, and overseen by a joint steering committee, or the JSC. The JSC shall be composed of an equal number of representatives from each of us and Biogen.

Under the terms of the Biogen Collaboration Agreement, Biogen paid us an upfront payment of $875.0 million on December 31, 2020. For so long as a Licensed Product is being sold in the U.S., we and Biogen will share in all operating profits and losses arising from such Licensed Product (50 percent us and 50 percent Biogen). The Biogen Collaboration Agreement provides that Biogen will book sales of Licensed 217 Products globally. We will book sales of Licensed 324 Products in the U.S. and Biogen will book sales of Licensed 324 Products outside of the U.S., in each case if Licensed Products are successfully developed and approved.  We have the right to opt out of such profit- and loss-sharing on a Product Class-by-Product Class basis in the U.S., or in each case, an Opt-Out Right. If we elect to exercise our Opt-Out Right with respect to a Product Class, we have agreed to transition to Biogen applicable development and commercial activities for such Product Class for the U.S., and Biogen has agreed to assume sole operational and financial responsibility for such activities.

The Biogen Collaboration Agreement provides for aggregate regulatory/commercial milestone payments from Biogen to us for (i) Licensed 217 Products of up to $475.0 million and (ii) Licensed 324 Products of up to $520.0 million. It also provides for aggregate one-time sales milestone payments from Biogen to us of (i) up to $300.0 million for each Product Class if we have not exercised our Opt-Out Right with respect to such Product Class and (ii) up to $525.0 million for each Product Class if we have exercised our Opt-Out Right with respect to such Product Class.

Biogen has also agreed to pay us tiered royalties based on net sales of the Licensed Products in the Biogen Territory of high-teens to low-twenties percentages. If we have exercised our Opt-Out Right in the U.S. with respect to a Product Class, Biogen has agreed to pay us specified royalties based on net sales of the Licensed Products of such Product Class. Royalty payments may be reduced in certain specified customary circumstances.

During the term of the Biogen Collaboration Agreement, neither us nor Biogen nor any of our respective affiliates is permitted outside of the Biogen Collaboration Agreement to directly or indirectly develop, manufacture, conduct medical affairs activities or commercialize certain products in specified indications, or enter into agreements or arrangements with third parties to perform any of the above activities.

Unless earlier terminated, the Biogen Collaboration Agreement expires on a Licensed Product-by-Licensed Product and country-by-country basis on the later of (i) in the Biogen Territory, the expiration of the royalty term for such Licensed Product in such country or (ii) in the U.S., until the parties agree to permanently stop commercializing such Licensed Product. Biogen may terminate the Biogen Collaboration Agreement for convenience in its entirety or on a Product Class-by-Product Class basis or as to a region by providing advance written notice. Either us or Biogen may terminate the Biogen Collaboration Agreement (i) in the event of a material breach in whole or in part, by the other party subject to a cure period and (ii) in the event of the insolvency of the other party, in each case subject to specified conditions.

In connection with the execution of the Biogen Collaboration Agreement, we and BIMA also entered into a stock purchase agreement, or the Biogen Stock Purchase Agreement, for the sale and issuance of 6,241,473 shares of our common stock, or the Biogen Shares, to BIMA at a price of $104.14 per share, a premium of 40% over the volume-weighted average share price for the 30 days ending on the day prior to entry into the Biogen Stock Purchase Agreement, for an aggregate purchase price of $650.0 million. The sale of the Biogen Shares was consummated on December 31, 2020.

We have granted BIMA specified demand and piggyback registration rights with respect to the Biogen Shares. The Biogen Stock Purchase Agreement also includes standstill provisions, lock-up restrictions and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire our securities, seek or propose a tender or exchange offer or merger between us and BIMA, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) December 28, 2027.

BIMA has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months and to limit sales and transfers of the Shares for an additional eighteen month period, in each case subject to specified conditions and exceptions.

Collaboration Agreement with Shionogi & Co., Ltd.

In June 2018, we entered into a collaboration agreement with Shionogi. Pursuant to this agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of products containing zuranolone for the treatment of MDD and potentially other indications in the Existing Partner Territory. Shionogi made an upfront payment of $90.0 million in 2018, and we will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi.

Under the terms of the agreement, the potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. We will receive tiered royalties on sales of zuranolone in the Existing Partner Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi.

Shionogi has also granted us certain rights to co-promote zuranolone in Japan. As between us and Shionogi, we maintain exclusive rights to develop and commercialize zuranolone outside of the Existing Partner Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.

The agreement with Shionogi will terminate on a licensed product-by-licensed product basis on the date on which the royalty term has expired in each country in Shionogi’s territory for such licensed product and will ultimately expire upon the expiration of the last-to-expire royalty term. Shionogi may remove South Korea or Taiwan from the covered territories, for any reason or no reason upon 180 days’ prior written notice. Shionogi may terminate the agreement in its entirety for any reason or no reason upon 180 days’ prior written notice. Shionogi may also terminate the agreement in the event of a serious adverse event or a clinical failure upon 60 days’ written notice to us. Either party may terminate this agreement early in the event of an uncured material breach within 180 days’ after notice is delivered to the other party.

Washington University

In November 2013, we entered into a license agreement with Washington University. Under this agreement, and subject to certain rights of the U.S. government and rights retained by Washington University, Washington University granted to us an exclusive, worldwide license under certain patent rights to make, have made, sell, and offer for sale, use and import products covered by certain of its patent rights. Washington University’s rights in patent applications disclosing and claiming SAGE-689 are included in this license agreement. Under this agreement, Washington University also granted us non-exclusive license under certain technical information and tangible research information to use such technical information and/or tangible research information to make, have made, sell, offer for sale, use and import products that embody or were made using a method or process covered in the technical information and/or tangible research information. The Washington University license also grants us a right to sublicense our licensed rights to third parties, provided each sublicensee enters into a written agreement with us with terms consistent with our agreement with Washington University. We must pay to Washington University a percentage of the revenue we receive from sublicensing our rights under this agreement, initially in the mid-teens and decreasing to the mid-single digits over time.

Pursuant to the Washington University license, we are required to use commercially reasonable efforts to continue active, diligent development of licensed products and to use commercially reasonable efforts to manufacture, promote and sell licensed products throughout the territory and in the field during the term of the agreement. We must deliver written reports to Washington University describing our progress no later than January 31 of each calendar year.

We must pay to Washington University an annual maintenance fee until and including the year in which our first Phase 2 clinical trial is initiated, and we must make up to $0.7 million and $0.5 million in clinical development and regulatory milestones, respectively, to Washington University, for each licensed product, upon reaching certain milestones relating to the clinical development of our product candidates. The license agreement also requires us to make low single-digit royalty payments to Washington University in connection with the sales of licensed products if successfully developed and approved.

The Washington University agreement will expire on a licensed product-by-licensed product basis upon the later of (i) the last day that at least one valid patent claim covering the licensed product exists, or (ii) the tenth anniversary of the day of the first commercial sale of the licensed product. We may terminate the Washington University agreement early for convenience upon providing Washington University with 90 days’ written notice. Washington University may terminate this agreement early in the event of our failure to cure a material breach within the applicable cure period or our bankruptcy. In the event of early termination of this agreement before the expiration of the last to expire of the patent rights, we must immediately discontinue manufacture, sale and distribution of any licensed products.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. To protect our rights to our proprietary know-how and technology, we require all employees, as well as our consultants and contract research organization, or CROs, when feasible, to enter into agreements that generally require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

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

Because patent applications in the U.S. and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by our issued patents, our pending patent applications or of patent applications we may file in the future. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or U.S. PTO, or similar proceedings outside the U.S., to determine priority of invention.

Patents

We hold issued patents and pending patent applications in the U.S., and in certain foreign countries. Our intellectual property holdings include, but are not limited to:

•

One issued U.S. patent, exclusively licensed to us, covering a method of using our proprietary brexanolone formulation to treat PPD, which will expire in 2033, and one U.S. issued patent and one granted patent in Europe covering our proprietary formulation of brexanolone;

•

Pending U.S. and foreign patent applications covering certain aspects of brexanolone, including courses of treatment, dosage regimens, methods for manufacturing, and additional uses of the formulation of brexanolone to treat various brain health diseases and disorders, including PPD;

•

One issued U.S. patent covering the composition of matter of zuranolone, two issued U.S. patents covering methods of using zuranolone, and one granted European patent covering the composition of matter of zuranolone, each of which expires in April 2034, subject to any potential extensions; and pending U.S. and foreign patent applications covering zuranolone, uses of zuranolone to treat various brain health diseases and disorders, and solid forms of zuranolone;

•	U.S. and foreign patent applications covering SAGE-324, SAGE-319, and many other modulators of the GABAA receptor and uses of these compounds to treat various brain health diseases and disorders;
•

Two issued U.S. patents covering composition of matter and method of use of SAGE-689 which expire in December 2033, and U.S. and foreign patent applications covering SAGE-689 and uses of SAGE-689 to treat various brain health diseases and disorders. These patents and patent applications are co-owned with Washington University, and Sage has an exclusive license to Washington University’s rights in these patents and patent applications; and

•	U.S. and foreign patents and patent applications covering SAGE-718 and many other modulators of the NMDA receptor, and uses of these compounds to treat various brain health diseases and disorders.

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

Trade Secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. Companies typically rely on trade secrets to protect aspects of their business that are not amenable to, or that they do not consider appropriate for, patent protection. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, and, where feasible, with consultants, scientific advisors, contractors and certain other entities with whom we do business. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, designed to guard against misappropriation of our proprietary information by third parties.

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

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD other than ZULRESSO.  The current standard of care for PPD commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as SSRIs and SNRIs.

Our most advanced development candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In November 2020, Axsome Therapeutics, Inc. announced that it expected to file its NDA for its NMDA receptor antagonist, AXS-05, in January 2021.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, that is in Phase 3 trials in patients with status epilepticus and CDLK5 deficiency disorder. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid, for MDD and is currently reported as being in Phase 2/3 development.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development in essential tremor. If successfully developed and approved, SAGE-324 may face competition from a Phase 2b-ready T-type calcium channel modulator in development for essential tremor by Jazz Pharmaceuticals, Inc.

A number of companies are working to develop products targeted at the NMDA receptor, both antagonists and agonists. Aptinyx Inc. has multiple Phase 2 NMDA receptor modulators in development for multiple indications, including NYX-458 for the treatment of cognitive impairment in Parkinson’s disease.

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

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s delay or refusal to approve pending applications, withdrawal of an approval, a clinical hold on a clinical investigation, warning or untitled letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

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

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or to patients with the disease or condition being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. GCPs include the requirement that all research subjects provide their informed consent for their participation in any given clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

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

•

Phase 2 clinical trials typically involve studies in patients afflicted with the target disease to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy.

•

Phase 3 clinical trials generally involve large numbers of patients afflicted with the target disease at multiple sites (typically from several hundred to several thousand subjects), and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval and labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended for drugs intended for chronic dosing to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, increased rates of serious suspected adverse events, or findings from other studies or from animal or in vitro testing that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. Success in one phase does not mean that the results will be observed in subsequent phases. Each phase may involve multiple studies. If concerns arise about the safety of the product candidate, the FDA or other regulatory authorities can stop clinical trials by placing them on a “clinical hold” pending receipt of additional data, which can result in a delay or termination of a clinical development program. The sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

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

In addition, under the Pediatric Research Equity Act certain NDAs or supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Under the Best Pharmaceuticals for Children Act, the FDA may also issue a Written Request asking a sponsor to conduct pediatric studies related to a particular active moiety; if the sponsor agrees and meets certain requirements, the sponsor may be eligible to receive additional marketing exclusivity for its drug product containing such active moiety.

Under the Prescription Drug User Fee Act, as amended, or PDUFA, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA, is approximately $2.87 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S., and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific patient populations and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if the FDA determines that a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For example, the FDA has required a REMS for ZULRESSO to mitigate the potential for harm associated with the risk of excessive sedation and loss of consciousness during the ZULRESSO infusion.  As part of the REMS, administration of ZULRESSO is limited to certified healthcare settings that have been certified under a REMS program under the supervision of qualified staff, and  patients who are prescribed ZULRESSO are required to enroll in a patient registry which may allow us to compile additional information to further our understanding of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk.  Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if FDA determines that the product is no longer safe or effective.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. If orphan product designation is sought, it must be requested before submitting an NDA for the drug for the proposed rare disease or condition. If the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan product designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP.

Post-marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act and the Drug Supply Chain Security Act.

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

In the U.S., a drug product approved by the FDA may also be subject to regulation under the CSA as a controlled substance.  The CSA is administered by the DEA and establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances.  The CSA classifies controlled substances into five schedules: Schedule I, II, III, IV or V.  FDA approved pharmaceutical products may be listed in Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances.  An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse.  For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services,  after it has been completed by FDA.  FDA recommended, and DEA adopted, that brexanolone be scheduled as a schedule IV controlled substance.

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

•

The federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase or order, of a particular item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other.  Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance.  Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and the potential for exclusion from participation in federal healthcare programs.

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

•

Numerous federal and state laws, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws  (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act), govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity.  In addition, we or our collaborators may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or collectively, HIPAA.  HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.  Although we are not directly subject to the HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by

HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.

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

•

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

Numerous other laws may apply to our products.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the ACA  (addressed further below in the section on “U.S. Healthcare Reform”). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers to report development costs and pricing information when prices are increased. Penalties for late or faulty reporting can reach $10,000 per day. Products must meet applicable child-resistant packaging requirements under the U.S. Poison

Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The handling of any controlled substances must comply with the CSA and Controlled Substances Import and Export Act.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, issuance of warning or untitled letters, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Compliance with these laws is difficult, constantly evolving, and time consuming. Changes in statutes, regulations or the interpretation of existing laws or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, or the testing phase, plus the time between the submission date of an NDA and the approval of that application, or the approval phase. This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then owned or licensed patents, if any, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines, to fail to apply prior to expiration of relevant patents or otherwise to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our ability to generate revenues could be materially adversely affected.

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

European Union Drug Development

In the European Economic Area, or EEA, our future products may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities in the EU has been obtained.

Similar to the U.S., the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is often not uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU legislator has, therefore, adopted Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation. The new EU Clinical Trials Regulation, which will repeal and replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The entry into application of the EU Clinical Trials Regulation has been delayed and is currently not expected before 2021.

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

European Union Drug Review and Approval and Post-marketing Requirements

In the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after a related marketing authorization has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all EU Member States and three of the four European Free Trade Associations countries (Iceland, Liechtenstein and Norway), all of whom make up the EEA.

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU.  The impact of Brexit on the ongoing validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure, or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK remains uncertain.

The EU centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients in the EU.

The decentralized authorization procedure permits companies to file identical applications for authorization to several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authorities of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances, the matter is submitted to the Heads of Medicines Agencies for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States.

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

Various requirements apply to the manufacturing and placing on the EU market of medicinal products.  Manufacture of medicinal products in the EU requires a manufacturing authorization, and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, or APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. Marketing authorization holders and/or manufacturing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of medicinal products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization approval.  The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Breaches of the rules governing the promotion of medicinal products in the EU could be penalized by civil, criminal or administrative sanctions, which may include fines and imprisonment. These laws may further limit or restrict the advertising and promotion of medicinal products to the general public and may also impose limitations on promotional activities with healthcare professionals.

European Union Regulatory Data Exclusivity

In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The concept of global marketing authorization prevents the same marketing authorization holder or members of the same group, or companies that have concluded tacit or explicit agreements concerning the marketing of the same medicinal product, from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

In the EU, orphan drug designations are granted by the European Commission based on a scientific opinion by the EMA’s Committee for Orphan Medicinal Products in relation to medicinal products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and in relation to which there exists no satisfactory method of diagnosis, prevention, or treatment (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product.

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

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA.

Legal mechanisms to allow for the transfer of personal data from the EEA to the U.S. have been challenged in the European Court of Justice. In 2016, the European Commission and the U.S. Department of Commerce put in place the EU U.S. “Privacy Shield,” which was subsequently relied on by some U.S. companies to transfer data to the U.S. However, on July 16, 2020 the European Court of Justice ruled the Privacy Shield to be invalid. As a result, companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the U.S. U.S.-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. However, the most common authorized procedure to transfer personal data out of the EU, the European Commission’s Standard Contractual Clauses may, as a result of the European Court of Justice’s judgement of July 16, 2020, also come under increased scrutiny. Following the European Court of Justice’s ruling, the European Data Protection Board issued a statement providing among other things that it is a primary responsibility of the exporter and the importer, when considering whether to rely on Standard Contractual Clauses to export data from the EU to third countries, to ensure that these third countries maintain a level of protection that is essentially equivalent to that guaranteed by the GDPR in light of the EU Charter of Human Rights. Companies may need to revise their Standard Contractual Clauses in light of the July 16, 2020 judgement. Companies that have not taken steps to demonstrate that their Standard Contractual Clauses and personal data recipients in the U.S. are suitable to transfer to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The EU-UK Trade and Cooperation Agreement, which was signed on December 30, 2020, provides that personal data can continue to flow freely from the EEA to the UK for a limited specified period of time. The agreement provides for a transition period of six months starting January 1, 2021. During this period personal data may, in accordance with the requirements of the GDPR, flow from the EEA to the UK and from the UK to the EEA. If the European Commission does not adopt an adequacy decision concerning the level of data protection in the UK within this six month period, any potential flows of personal data between the EEA and the UK will subsequently be subject to the same restrictions as those imposed on other third countries.

The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trials sites concerning data processing activities.

Rest of the World Regulation

For other countries outside of the U.S. and EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

The pricing and reimbursement environment for our products may change in the future and become more challenging due to state and federal healthcare reform measures. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The ACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program.  This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry.  Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, or 340B program, and fraud and abuse enforcement.  These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the Medicare physician quality reporting system and feedback program.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA increased minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended manufacturers’ Medicaid rebate liability to drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.  The ACA also requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million).

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Currently, the Supreme Court is considering whether the ACA’s individual mandate, is unconstitutional following the repeal of its associated tax penalty, and, if so, whether the remaining provisions of the ACA are inseverable from the mandate; a ruling could produce any of a number of results, including invalidation of the ACA in its entirety based on a finding of inseverability, and is expected by mid-2021. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect the ACA or our business. We expect that the ACA, its implementation, efforts to repeal or replace, or invalidate the ACA or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2021) unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The ACA (addressed further above in the section on “U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA.  On December 31, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). It is currently unclear whether the Biden administration will delay or suspend implementation of this final rule. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the regulation. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities.  Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.

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

CMS and the Office of Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot guarantee that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard (collectively, the Big Four agencies) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule, or FSS, pricing program, established under Section 603 of the Veterans Health Care

Act of 1992. Under this program, we are obligated to make our “covered” drugs (i.e., innovator drugs and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price”, or Non-FAMP, which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.  In addition, Section 703 of the National Defense Authorization Act for FY 2008, requires us to pay quarterly rebates to DoD on utilization of covered drugs that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Employees and Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.

As of February 17, 2021, we employed 298 full-time employees, including 161 in research and development and 137 in selling, general and administrative and no part-time employees. 44 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Corporate Information

We commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, we changed our name to Sage Therapeutics, Inc. under our Second Amended and Restated Certificate of Incorporation. Our mailing address and executive offices are located at 215 First Street, Cambridge, Massachusetts and our telephone number at that address is (617) 299-8380. We maintain an Internet website at the following address: www.sagerx.com. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We may never be able to generate meaningful revenues from sales of ZULRESSO® (brexanolone) CIV injection at levels or on timing necessary to support our investment and goals.

Our first product, ZULRESSO, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 as a treatment for postpartum depression, or PPD, in adults, and was made commercially available in June 2019.  We may never be able to generate meaningful revenues or revenues at levels or on timing necessary to support our investment and goals. Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the rapid spread of COVID-19 in the U.S., and these factors are expected to continue to impact revenues negatively in the future.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment for women with PPD.  We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact.  The COVID-19 pandemic has compounded these barriers and further impacted sales of ZULRESSO in the U.S. The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the ongoing nature of the pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. Given the continued fluidity of the pandemic situation, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  We expect that this approach may continue to substantially limit the revenue opportunity for ZULRESSO, and may make it difficult for us to achieve revenue growth and meet our revenue goals. Given this approach, the number of new healthcare settings that become treating sites for ZULRESSO, if any, may also be limited.  We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons. Healthcare settings that are active treating sites may also limit capacity used for ZULRESSO infusions.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•

Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry or may be concerned about the risk of excessive sedation and sudden loss of consciousness.

•

We may never be able to generate sufficient data for the FDA to permit administration of ZULRESSO in the home setting, even with monitoring and supervision requirements, and even if we were able to generate such data and obtain such approval, such approval may not result in an increase in market acceptance of ZULRESSO or an increase in revenues.

•

More healthcare providers than we expected have been unwilling to accept ZULRESSO as a treatment paradigm for women with PPD and this could continue; we believe this unwillingness is due primarily to the product profile and reimbursement challenges associated with ZULRESSO.

•	We may not be able to compete effectively with lower cost anti-depressants.
•

Given the mode of administration, the nature of the REMS and the limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, use of ZULRESSO in the U.S. has been focused primarily on women with more severe symptoms of PPD, and we expect that to continue.

•

We may be unable to fully comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare settings, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS.

We may also continue to encounter challenges related to coverage and reimbursement of ZULRESSO.  These include restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed, requirements that other treatments be used prior to ZULRESSO, or other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion. For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to continue to vary significantly by state, and we may encounter states that impose significant restrictions or lengthy delays. Similarly, certain healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. For example, a number of healthcare settings that are willing to administer ZULRESSO to women with PPD who have commercial insurance do not currently treat Medicaid patients, which adversely affects our ability to generate revenue from ZULRESSO.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials, with respect to zuranolone or any of our other product candidates, on the timelines we expect or at all or that the results of our development programs will be positive or that the design or results of our programs will be sufficient to file for and gain regulatory approval. We cannot be certain that we or our collaborators will be able to advance our product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our current or future product candidates.

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of zuranolone in MDD and PPD or of any of our other product candidates in the indications we may study, or do not support the safety or efficacy or our intended profile for the product.  We also may not be able to meet the requirements for non-clinical or clinical data needed to advance such a development program. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.  We are, for example, evaluating a 50 mg dose in our ongoing pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone, and we are evaluating a higher dose in our Phase 2 clinical trial of SAGE-324 in essential tremor, and we might decide to do so with other studies or programs in the future. In the case of zuranolone, we or our collaborators may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and traditional antidepressants, or safety and efficacy concerns with respect to retreatment that require additional studies be conducted or cause us not to continue our efforts.

Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses, or could lead to different results than achieved with the earlier formulation or processes. We or our collaborators may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We or our collaborators may experience slower than expected recruitment of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used or there are existing therapies.   There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, the potential need for additional analysis or data or the need to enroll additional patients, or other unexpected issues such as adverse events in any of our clinical trials. These types of delays or issues could lead to delays in the completion of a trial and announcement of results.

The continuing COVID-19 pandemic in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities. Concerns about COVID-19 and related precautions and restrictions may make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment.  Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses.  These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients.

 In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites have, in some cases, taken steps to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection.  Similarly, some clinical sites have imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations.   Some of these measures may continue or increase in the future depending on a number of factors, including the COVID-19 case rate in a particular community, the timing of availability and extent of use of COVID-19 vaccines in the general population, and any adverse impact of the evolving spread of variants of the virus that causes COVID-19.  Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

Even if we or a collaborator of ours gain approval of any of our current or future product candidates, we may never be able to successfully commercialize such new product or to meet our expectations with respect to revenues or profits from sales of such product.

ZULRESSO, our current or future product candidates and any future products, if successfully developed and approved, may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS; or result in other negative consequences.

We may observe undesirable side effects or other potential safety issues in nonclinical studies or in clinical trials at any stage of development of our product candidates.  Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, any current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product.  Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, any existing or future product candidate or any future approved product:

•	regulatory authorities may withdraw or limit their approval of such products;
•

the FDA or regulatory authorities outside the U.S. may impose a clinical hold or partial clinical hold prior to the initiation of development or during development of our product candidates which could cause us or our collaborators to have to stop, delay or restrict further development; or we or our collaborators may, even without a clinical hold, decide to interrupt, delay or halt existing non-clinical studies and clinical trials or stop development;

•

we may have difficulty enrolling patients in our clinical trials and completing such trials on the timelines we expect or at all, or we may have to conduct additional non-clinical studies or clinical trials as part of a development program;

•

if a new drug application, or NDA, for any of our product candidates is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee;

•

we or our collaborators may not be able ultimately to demonstrate, to the satisfaction of the FDA or other regulatory authorities, that our product candidates are safe and that the benefits outweigh the safety risks, and the FDA or applicable foreign regulatory authorities may not approve the product candidate;

•

regulatory authorities may require the addition of labeling statements, such as a boxed warning or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease, or may require a REMS, or modifications to an existing REMS;

•	we or our collaborators may be required to change the way such products are distributed or administered, conduct post-approval studies or change the labeling of the products;
•	we or our collaborators may be subject to regulatory investigations and government enforcement actions;
•	we or our collaborators may decide to remove such products from the marketplace;
•	we or our collaborators could be sued and held liable for injury caused to individuals exposed to or taking our products or product candidates; and
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, could substantially increase the risks and costs of developing our product candidates or commercializing our products, and could significantly adversely impact our ability and that of our collaborators to successfully develop and commercialize our current product candidates or future products and generate revenues.

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

We are not permitted to market any of our product candidates in the U.S. until we or our collaborators receive approval of an NDA from the FDA or in any foreign countries until we or our collaborators receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process.  The FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•

we or our collaborators may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities, that our product candidates are safe and effective in any indication and that the benefits outweigh the safety risks;

•

the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance required by the FDA or regulatory authorities outside the U.S. for marketing approval;

•

the FDA or regulatory authorities outside the U.S. may impose a clinical hold or partial clinical hold prior to the initiation of development or during development of our product candidates which could cause us to have to stop, delay or restrict further development;

•

the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials, or may not accept data generated at one or more of our sites conducting non-clinical studies or clinical trials which may cause the study or trial to fail;

•

the FDA or regulatory authorities outside the U.S. may determine that the number, design, size, conduct, implementation or result of our non-clinical studies or clinical trials are inadequate for regulatory approval or that changes in dosing or drug formulation used in our non-clinical studies or clinical trials require additional trials or studies, even if the regulatory authorities have previously reviewed and commented on the design and details of our plans;

•

the FDA or regulatory or other government authorities outside the U.S. may require that we or our collaborators conduct additional non-clinical studies and clinical trials prior to approval or post-approval;

•	the FDA or applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of any of our product candidates;
•

if an NDA for any of our product candidates is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee;

•

the FDA or applicable foreign regulatory authorities may approve a product candidate for which we or our collaborators are seeking regulatory approval for a more limited patient population than expected or with substantial use restrictions;

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for and successfully market our product candidates. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO.  We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all.  The FDA may recommend scheduling with respect to any of our current or future product candidates.  In such event, as was the case with ZULRESSO, prior to a product launch, the U.S. Drug Enforcement Administration, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA.  The timing of the scheduling process is uncertain and may delay our ability to market any product candidate that is successfully developed and approved.

Additionally, disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Fast Track and Breakthrough Therapy designations from the FDA or PRIority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval.  The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of non-clinical studies and clinical trials.

The COVID-19 pandemic in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. The scope and timing of the expected negative impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length, location and frequency of surges or waves of COVID-19 cases, the timing and extent of use of vaccines for the general population, the impact of the evolving variants of the virus that causes COVID-19 and the timing and success of any return to normal business operations across the U.S.  We cannot predict for how long and to what extent the COVID-19 pandemic will have an adverse impact on ZULRESSO sales.

As a result of the COVID-19 pandemic, we may also continue to experience delays or other disruptions that could negatively impact our ongoing and planned development activities, including the timing of initiation and completion of non-clinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

•

delays or difficulties in recruiting clinical sites and in clinical site initiation, or the diversion of other healthcare resources and personnel, due to prioritization of medical resources to the treatment of COVID-19 patients or as a result of recommended or required precautions or limitations intended to curb the spread of the virus;

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

•

interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact timelines for initiation of clinical trials, amendments of protocols, or inspections of manufacturing facilities;

•

interruption of, or delays in, availability of supplies of our product candidates if the COVID-19 pandemic continues in surges or recurs in waves for an extended period, including the potential for shortages of raw materials, other drugs or materials used in our clinical trials, including the standard antidepressant therapy being assessed in combination with zuranolone in the CORAL Study, or staff available to our contract manufacturing organizations or other vendors in the supply chain or as the result of restrictions or limitations in their businesses or activities; and

•

limitations on employee resources that would otherwise be focused on the conduct of our non-clinical studies and clinical trials, including due to illness or working from home as a result of the COVID-19 pandemic.

The COVID-19 pandemic has also caused economic disruption, which could impair our business prospects.  Additionally, the pandemic or the economic distributions from the pandemic may adversely impact the capital markets and make additional capital unavailable to us on acceptable terms, or at all if we were to seek it.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We are developing our product candidate, zuranolone, for the treatment of MDD, PPD, and other potential indications. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are exploring SAGE-718 as a potential treatment for certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and many of the other indications in which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases.  We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice.  The actual number of patients with PPD, MDD, essential tremor or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder.  Our assumptions and estimates about the market for ZULRESSO and the potential market for our current and future product candidates may not be accurate.  In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates.  If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same indications or other indications. Interim results from non-clinical studies and clinical trials may not be predictive of results of such non-

clinical studies or clinical trials once completed. If we cannot replicate the positive results from our earlier non-clinical studies and clinical trials of our product candidates in our later non-clinical studies and clinical trials in the same indications or other indications, or we cannot replicate our interim results in our completed non-clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we or our collaborators may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, unlike earlier trials of zuranolone in MDD and PPD, the Phase 3 MOUNTAIN Study evaluating zuranolone in patients with MDD did not meet its primary endpoint. We or our collaborators may find that ongoing or future clinical trials of zuranolone or any of our other product candidates may also fail to meet their primary endpoints. Similarly, we are studying brexanolone in the treatment of advanced COVID-19-related acute respiratory distress syndrome, or ARDS, in a Phase 3 clinical trial based on our analysis of earlier preclinical data and clinical data from a different indication.  There is no guarantee that brexanolone will be able to mitigate the morbidity and mortality associated with advanced COVID-19-related ARDS.  Similarly, interim results from non-clinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed.

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, as part of ongoing clinical development efforts, we are currently evaluating a 50 mg dose in our pivotal Phase 3 clinical trials for zuranolone.  This dose is expected to achieve higher patient exposures than those observed in patients in earlier clinical trials of zuranolone. We are also evaluating a higher dose of SAGE-324 in our Phase 2 clinical trial in essential tremor than we studied in our earlier exploratory study in this disease. These studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

The results from non-clinical animal models may not be replicated in clinical trials. Many product candidates, including many targeting central nervous system disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks.  Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we or our collaborators fail to produce positive results in our ongoing and planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the commencement or completion of our ongoing and planned clinical trials of our current and future product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any such product candidate and to generate revenue from resulting products, if any.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA or equivalent filings outside the U.S. and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our ongoing clinical trials will be completed, and results announced, or whether future trials will begin, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

•

denial by the FDA or other regulatory authority of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of one or more clinical trials on full or partial clinical hold;

•

delay or inability to satisfy the requirements of the FDA to commence clinical trials, including chemistry, manufacturing and control, or CMC, requirements, or to file or receive approvals of additional investigational new drug applications, or INDs, that may be required;

•	negative or inconclusive results from our ongoing non-clinical studies or clinical trials;
•	challenges in identifying, recruiting, enrolling and retaining patients to participate in clinical trials;
•	the impact of the COVID-19 pandemic;
•

delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inadequate quantity or quality of supplies of a product candidate or other materials necessary to conduct clinical trials;
•	difficulties obtaining Institutional Review Board, or IRB, approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;
•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
•	the occurrence of serious adverse events or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical studies;
•	delays in validating endpoints utilized in a clinical trial;
•

the FDA or applicable regulatory authorities outside the U.S. disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials; and

•	reports from non-clinical or clinical testing of other therapies that raise safety or efficacy concerns.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities, the IRB or Ethics Committee, or EC, at the sites where the IRBs or ECs are overseeing a clinical trial, or recommended for termination or suspension by a data and safety monitoring board overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•

inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a partial or full clinical hold;

•	unforeseen safety issues, including any that could be identified in our ongoing non-clinical studies, or adverse side effects or lack of effectiveness identified in ongoing clinical trials;

•	changes in government regulations or administrative actions; and
•	problems with clinical supply materials.

Additionally, changes in regulatory requirements or guidance or unanticipated events during our non-clinical studies and clinical trials may force us or our collaborators to amend non-clinical studies and clinical trial protocols or the applicable regulatory authorities may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials.   If we or our collaborators experience delays completing, or if we or our collaborators terminate, any of our non-clinical studies or clinical trials, or if we or our collaborators are required to conduct additional non-clinical studies or clinical trials, the development pathway, and ultimately the commercial prospects, for our product candidates may be harmed and our ability to generate product revenue from resulting products, if any, will be delayed.

We or our collaborators may never seek or receive regulatory approval to market any of our products or product candidates outside of the U.S., or receive pricing and reimbursement outside the U.S. at acceptable levels.

We or our collaborators may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region. In order to market any product outside of the U.S., we or our collaborators must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. Even if we or our collaborators generate the data and information which we believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

Even if we or our collaborators are able to successfully develop our product candidates and obtain marketing approval in a country outside the U.S., we or they may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we or they may obtain may be subject to onerous restrictions such as caps, rebates or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing approval in countries outside the U.S. without onerous restrictions or limitations related to pricing, or any delay or other setback in obtaining such approval, would impair our ability or that of our collaborators to market our product candidates successfully or at all in such foreign markets. Any such impairment would reduce the size of our potential market or revenue potential, which could have a material adverse impact on our business, results of operations and prospects.

Any setback or delay in obtaining regulatory approval or commencing marketing, if approved, for our product candidates in a country or region outside the U.S. where we or our collaborators have decided it makes business sense to proceed may have a material adverse effect on our business and prospects.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. If we or our CROs or contract manufacturers fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we may be required to repeat clinical trials or extend the duration of, or increase the size of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures.  In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZULRESSO could be delayed.

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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone, SAGE-324, SAGE-718, SAGE-689, SAGE-904 and our other product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Also, if a natural disaster were to interrupt or halt production of our drug substance or drug product at one of our third-party contract manufacturers, or cause the loss of batches, we could encounter a supply shortage or face significant costs to rebuild our supply.

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance or drug product for any of our product candidates. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials. In addition, in such event, any such contract manufacturer would need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product or successfully complete development of our current or future product candidates.

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

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare and Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage such as requiring patients to try other lower cost therapies prior to being prescribed our product, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring onerous and time-consuming prior authorization procedures, or they may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication.  Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is significant uncertainty related to third-party payor coverage and reimbursement of approved drugs. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for ZULRESSO and any other approved products that we develop could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. For example, the availability, terms and timing of coverage for ZULRESSO varies from payor to payor, both for commercially insured patients and from state Medicaid systems, and we have encountered some states that impose significant coverage restrictions or lengthy delays on reimbursement of ZULRESSO. As a result, certain healthcare settings will not treat Medicaid patients with ZULRESSO even if they are active treating sites of care for ZULRESSO. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We cannot be sure that adequate coverage or reimbursement will be available for any product candidate that we or our collaborators commercialize.

Market acceptance will depend on a number of factors, including, among others:

•	the efficacy and safety of our products as demonstrated in clinical trials;

•

the potential and perceived advantages and limitations of our products over current or future alternative treatment options, including in the case of ZULRESSO, the impact of limitations arising from the intravenous infusion mode of administration, the length of stay required for treatment, restrictions on site of care to REMS certified healthcare settings and other requirements of the REMS, the risk of excessive sedation and loss of consciousness during administration, and the availability of lower cost antidepressants;

•	the incidence and severity of any side effects of the products;
•	limitations or warnings contained in the labeling approved for our products by the FDA or other applicable regulatory authorities;
•	the clinical indications and size of patient populations for which our products are approved;
•	the convenience, benefit, ease and availability of alternative treatments already approved or expected to be commercially launched in the near future;
•

the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, and our ability to increase awareness of our approved products through marketing efforts;

•	the strength and effectiveness of our sales, marketing and distribution strategies and support or that of our collaborators;
•	publicity concerning our products or competing products and treatments;
•	pricing and cost effectiveness; or
•

the availability of sufficient third-party coverage or reimbursement, and the willingness of patients to pay out-of-pocket in the absence of such coverage or reimbursement, including in the case of ZULRESSO for both the product and the cost of the infusion.

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, may require significant resources and may never be successful.   If ZULRESSO, or any of our product candidates that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or may not do so on the timelines we expect.

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

In the event we or our collaborators elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional non-clinical studies or clinical trials be completed prior to commencement of such pediatric studies.

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates, if approved.  In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA. If products are determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences.  The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.  Brexanolone is currently regulated as a Schedule IV controlled substance.  Other Schedule IV controlled substances include sedative hypnotics such as benzodiazepines.

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

We, our collaborators and the third-party manufacturers of our drug substance and drug products and our respective facilities are subject to extensive regulations in the manufacture of our products and product candidates, including GMP, and are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMPs and other regulations. If we, our collaborators or a regulatory agency discover problems with our approved products or product candidates such as poor control of production processes or other problems with the facility where our products are manufactured or in the manufacturing process, introduction of contaminants, or adverse events of unanticipated severity or frequency, a regulatory agency may impose restrictions on our products, the manufacturer or us or our collaborators, including requiring withdrawal of such products from the market or suspension of manufacturing. If we, our collaborators, our approved products, our product candidates, or the manufacturers for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our products or product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase.  Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price.  Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are perceived to be safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our most advanced development candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In November 2020, Axsome Therapeutics, Inc. announced that it expected to file its NDA for its NMDA receptor antagonist, AXS-05, in January 2021. In addition, if zuranolone is successfully developed and approved for PPD, it could reduce our commercial opportunity for ZULRESSO.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis.  Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, that is in Phase 3 trials in patients with status epilepticus and CDLK5 deficiency disorder. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid, for MDD and is currently reported as being in Phase 2/3 development.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development in essential tremor. If successfully developed and approved, SAGE-324 may face competition from a Phase 2b-ready T-type calcium channel modulator in development for essential tremor by Jazz Pharmaceuticals, Inc.

A number of companies are working to develop products targeted at the NMDA receptor, both antagonists and agonists. Aptinyx Inc. has multiple Phase 2 NMDA receptor modulators in development for multiple indications, including NYX-458 for the treatment of cognitive impairment in Parkinson’s disease.

We have existing collaborations, and may seek to establish additional collaborations, related to our development and commercialization of product candidates.  Our existing and future collaborations, if any, may not lead to the successful development or commercialization of product candidates. If we determine that future collaborations are important to our business, and we are not able to establish future collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans or expand our internal efforts and growth.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products.  Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration agreement with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, collectively with BIMA, Biogen, to jointly develop and commercialize zuranolone and SAGE-324 in the U.S. and granting Biogen rights to develop and commercialize those product candidates in the rest of the world other than Japan, Taiwan and South Korea, or the Existing Partner Territory, in the case of zuranolone.  We have a separate collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone in the Existing Partner Territory.  The efforts under these collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. In addition, under most collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators in these efforts which may lead to decisions that hamper our overall development and commercialization activities.  Our collaborators may face competing priorities or different incentives that divert resources away from our collaboration; may independently develop, or develop with a competitor, competitive products; or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if the collaboration terminates or if our collaborator fails to perform its obligations under the agreement. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all.

We may not be successful in our efforts to identify or discover additional product candidates beyond our existing product candidates or to file investigational new drug, or IND, applications for clinical development of new compounds at the rate we expect, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends upon our and our collaborators’ ability to successfully develop, gain approval of and commercialize products based on our current product candidates and on our ability to generate new compounds for development in the future and to successfully complete the non-clinical work necessary to file INDs to pursue clinical development of such new compounds. Our research programs may fail to generate new compounds that meet the standards for non-clinical development, and, if even we are successful in generating such compounds, we may not be able to produce the non-clinical and other data necessary to support IND applications for clinical development, in each case in the number or at the rate we expect or at all for a number of reasons. For example, we may not be able to identify a sufficient number of new targets in areas of interest to us. Our research methodology may be unsuccessful in generating a sufficient number of new compounds appropriate for non-clinical testing in the target areas we identify.  Even if we generate new compounds in areas of interest to us, we may determine that those compounds are not appropriate for non-clinical development or we may generate data in non-clinical development that do not support IND filings for clinical development.  We may not have, or devote, sufficient technical, financial, and human resources to our research efforts at the various stages needed to identify targets, generate compounds, conduct non-clinical studies and prepare INDs.  Additional potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates not appropriate for further development or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of clinical and research programs and product candidates and are currently focused on certain brain health disorders. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful and may not yield any commercially viable drugs. Our resource allocation decisions may cause us to fail to capitalize on other viable opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain such sole development and commercialization rights.  If any of these events occur, it may have a material adverse effect on our business.

If our development efforts related to our current and future product candidates are successful, we may need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

Given the complexity and level of activities and resources that may be necessary to potentially commercialize future products, if our development efforts are successful, we may in the future need to increase our number of employees and the scope of our operations. For example, if we are ultimately successful in our development efforts with respect to our product candidates, we will need to recruit and train additional qualified personnel, and continue to implement and improve our managerial, operational and financial systems.  We may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure and give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage any potential expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any future products that we successfully develop, and to compete effectively will depend, in part, on our ability to effectively manage the potential future expansion of our company.

Our future success depends on our ability to attract, retain and motivate qualified personnel.

To accomplish our objectives, we require a strong management team with expertise in research and development, clinical development and commercialization. Although we have entered into employment agreements with each of our executive officers, each of them is employed “at will” and may terminate his or her employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.  Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified personnel. If we are unable to continue to attract and retain high quality personnel, our business, financial condition, results of operations and growth prospects could be adversely affected.

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

The Medicaid Drug Rebate Program, which we participate in, and other governmental programs impose obligations to report pricing figures to the federal government, require us to pay rebates and participate in discount programs.  Other programs impose limits on the price we are permitted to charge certain entities for ZULRESSO or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZULRESSO or any future products for which we receive regulatory approval and could negatively impact our results of operations.  Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the ACA, and regulations promulgated thereunder could affect our obligations in ways we cannot anticipate.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts.  If we become obligated to restate or recalculate the amounts we report under these programs, our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and our price discounts and rebates could be increased.  Additionally, we could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and other federal or state drug pricing programs, including retroactive rebates and program refunds, and if we are found to have knowingly submitted false average manufacturer price or best price information to the government, civil monetary penalties per item of false information.  Certain failures to submit required data could result in a civil monetary penalty for each day the information is late beyond the due date and be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

We are subject to other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to a number of healthcare and other statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business.

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and will play similar role with respect to any of our future products, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly (including any kickback, bribe or certain rebate), in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on the one hand, and prescribers, purchasers and formulary managers, among others, on the other.

•

The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties.  Pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product, among other activities. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes privacy, security and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information upon covered entities subject to the rule.
•

The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

Ensuring that our future practices and business arrangements comply with applicable healthcare laws and regulations is costly. It is possible that governmental authorities will conclude that our business practices and arrangements do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our practices or operations, including activities conducted by our commercial team or other of our employees, consultants or vendors, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations and materially adversely affect our business and financial condition. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We and our employees are also subject to other statutes and regulations related to our business, including: regulations imposed by the FDA and applicable non-U.S. regulators, as previously discussed; anti-bribery and anti-corruption laws and regulations applicable to activities outside the U.S.; rules on reporting financial and other information or data timely and accurately; and rules related to insider trading.

Although we have adopted a code of conduct, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by our employees to comply with these laws or regulations.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

We must comply with numerous federal, state and non-U.S. laws which govern the privacy and security of health and other personal information.  As described above, HIPAA, as amended by HITECH and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH increased the civil and criminal penalties that may be imposed and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA rules and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, when we conduct clinical trials in the U.S., any personal information that is collected in connection with these trials also is regulated by the Federal Policy for the Protection of Human Subjects (the Common Rule) which creates obligations for our company when conducting these trials.

In the event we enroll subjects in our ongoing or future clinical trials in the European Union, or EU, or other countries, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data.  The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S. and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations.  The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged.  Further, the United Kingdom’s exiting of the EU, often referred to as Brexit, has created additional uncertainty with regard to data protection regulation in the United Kingdom and the ability to transfer data from the EU to the UK and then from the UK to the U.S.  At this time, it is unclear how data transfers to and from the United Kingdom will be regulated. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023.  Additional states are evaluating similar kinds of general privacy legislation that may impact our business activities in the future.  The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation of CCPA and other potential laws in other states exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal data and protected health information.

The FDA and other regulatory and enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of off-label uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Any promotion of the off-label use of ZULRESSO or any of our future approved products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens, price controls, reimbursement issues and other risks and uncertainties.

Our future profitability may depend, in part, on our ability, ourselves or through our collaborators, to commercialize our products and product candidates in foreign markets.

The pricing of prescription pharmaceuticals is subject to governmental control outside the U.S. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In the U.S., recent legislative proposals and various Trump administration proposals have advanced some form of international reference pricing, with the intent of lowering drug prices in the U.S. by benchmarking U.S. drug prices to prices of similar drugs in other countries which, if passed by Congress and adopted by the Biden administration, might mean that pricing decisions by us or our collaborators outside the U.S. in the future may limit the prices we are able to charge for our products in the U.S. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our collaborators and the potential profitability of our products in those countries would be negatively affected.

Commercializing our products and product candidates in foreign markets would subject us to additional risks and uncertainties, including:

•	our inability to directly control commercial activities to the extent we are relying on third parties;
•

the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, including the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	reduced protection of intellectual property rights, and the existence of additional potentially relevant third-party intellectual property rights, in some foreign countries; and
•	foreign currency exchange rate fluctuations.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could continue to lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek to commercialize any of our products there.

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

We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming one of our proprietary GABAA positive allosteric modulator compounds, asserting a lack of novelty and non-obviousness.  We are in the process of appealing this decision to the Patent Trial and Appeal Board, and may not be successful in overturning the rejection.

We may be unable to obtain issued patents covering our proprietary compounds. We cannot provide any assurances that any of our issued patents will be enforceable, or include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or from practicing alternative methods. Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We also may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our sales if any of our product candidates are approved in those countries.  Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming, and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

In addition, proceedings to enforce or defend our patents, if and when issued, could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents, if and when issued, covering our product or product candidates is invalidated or found unenforceable, our financial position and results of operations may be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered our product candidates, our financial position and results of operations may also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued as a patent, will include claims having a scope sufficient to protect our current product candidates or any other products or product candidates;
•	any of our pending patent applications will issue as patents at all;
•	we will be able to successfully commercialize ZULRESSO or any of our product candidates, if successfully developed and approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe any patents that may be issued to us;
•	others will not use pre-existing technology to effectively compete against us;
•	any of our patents, if issued or as issued, will provide us with a competitive advantage and be found ultimately to be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

We may rely upon unpatented trade secrets and depend on unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our CROs, collaborators and consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZULRESSO and our other product candidates, if approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.  The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our products or product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop our current product candidates and commercialize ZULRESSO and any future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product or product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Patent litigation is costly and time-consuming. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product or product candidates. In the case of trademark claims, if we are found to be infringing, we may be required to redesign, or rename, some or all of our product candidates to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming. Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

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

Most of our employees have also been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We also engage advisors and consultants who are concurrently employed at universities or who perform services for other entities. We may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us.

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

Even if the patent applications we own or license are issued, competitors may infringe these patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents should be interpreted narrowly and do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Issued patents covering our product or any of our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our collaborators or licensors initiated legal proceedings against a third party to enforce a patent, if and when issued, covering our product or any of our product candidates, the defendant could counterclaim that the patent covering our product or any of our product candidates is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, ex parte reexamination, or inter partes review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. For example, our granted European patent covering brexanolone i.v. has been opposed by a third party, and the opposition proceedings are ongoing. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Competitors may use our technologies in jurisdictions where we do not pursue patent protection. They may pursue and obtain their own patent protection to develop their own products. Further, they may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

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

Furthermore, proceedings to enforce our patent rights in foreign jurisdictions could, among other things, result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

For ZULRESSO and certain of our product candidates, we are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under licenses or collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully commercialize our product or to successfully develop and commercialize the affected product candidates.

We have entered into several licenses to support our various programs. We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payment, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement, and may accordingly seek to terminate our license. In addition, future licensors may decide to terminate their licenses with us at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop a product candidate or commercialize a product, as well as harm our competitive business position and our business prospects.

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

Some of the intellectual property rights we have licensed may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the license agreement with The Regents of the University of California may have been generated using U.S. government funds. As a result, the U.S. government may have certain rights to intellectual property embodied in our current product or current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone and plan to seek NCE exclusivity for our current and future product candidates.  There is also no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient to for our business.  The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration in the future under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our business, financial condition or results of operations could be adversely affected.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, referred to as the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business and financial condition.

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations.  For example, in March 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the U.S. Supreme Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to obtain patent protection for certain inventions. Additionally, in June 2013, in Association for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules are patent eligible because they are not a natural product. In June 2014, in Alice Corporation Pty. Ltd. v. CLS Bank International, et al., a case involving patent claims directed to a method for mitigating settlement risk, the U.S. Supreme Court held that the patent eligibility of claims directed to abstract ideas, products of nature, and laws of nature should be determined using the same framework set forth in Prometheus. The U.S. PTO has issued a set of guidelines setting forth procedures for determining subject matter eligibility of claims directed to abstract ideas, products of nature, and laws of nature in line with the Prometheus, Myriad, and Alice decisions. The guidance does not limit the application of Myriad to DNA but, rather, applies the decision to other natural products. The full impact of these decisions on our business is not yet known.

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

Members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs.  Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance.  Such legislation, if passed into law, could adversely affect ZULRESSO or any future products or result in earlier entry into the market of generic versions of our drugs.

Risks Related to our Industry

Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.

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

For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, provided a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been a number of significant changes to the ACA and its implementation, including as a result of lawsuits, provisions of other legislation such as The Tax Cuts and Jobs Act of 2017, and executive orders, including many issued by former President Trump. The ACA remains in effect, but it remains unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.  Litigation and legislation with respect to the ACA are likely to continue, with unpredictable and uncertain results.  It is uncertain whether the several executive orders related to the ACA and drug pricing issued by President Trump will be repealed or changed by President Biden.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s proposed budget for fiscal year 2020 contained further drug price control measures and released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. There have been multiple Congressional efforts to address specialty drug pricing.  It is unclear whether any such legislation will be signed into law, and if enacted, what effect it could have on our business.  It is also unclear how the Biden administration will approach the issue of drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and price transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•	the demand for ZULRESSO and for any of our product candidates, if approved;
•	our ability to receive or set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the amount of taxes that we are required to pay; and
•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZULRESSO, successfully commercialize any future products approved in the future, and achieve profitability.

Our internal computer systems, or those of our collaborators, our third-party CROs or our other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

Despite the implementation of security measures, our internal computer systems and those of our collaborators, our third-party CROs and our other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs or cause us to have liability for disclosure of personal information of our customers. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption, disaster or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed or prevented.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2020, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of December 31, 2020, our cash, cash equivalents and marketable securities were $2.1 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, because of revenue recognized under a license and collaboration agreement with Biogen. Our net loss was $680.2 million for the year ended December 31, 2019, and our accumulated deficit was $1.0 billion as of December 31, 2020.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with clinical trials of our product candidates and efforts to seek regulatory approval for any product candidates that successfully complete clinical development. We also incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO. In addition, if we obtain marketing approval for our current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company.  We expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced in June 2019.  We expect that our revenue opportunity for ZULRESSO will continue to be limited. Our ability to generate significant product revenue from any future approved product depends on a number of factors, including, but not limited to:

•

our ability to initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and

•

with respect to an approved product, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We expect we will need to raise additional funding at some point in the future, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.  To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company will be diluted.

We are currently commercializing ZULRESSO and advancing our product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses to increase substantially as we continue to advance our product candidates in clinical trials, continue our discovery efforts and seek regulatory approval of our product candidates, if we generate positive data in our other clinical programs.  We also continue to incur significant expenses in connection with the commercialization of ZULRESSO and would expect commercialization expenses to increase significantly to commercialize other products, if successfully developed and approved. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2020, our cash, cash equivalents and marketable securities were $2.1 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Annual Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates.  If the pandemic and related economic conditions continue for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders.  For example, after the announcement of the topline results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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
•

plans for, progress of, timing of, changes to, delays in or results from clinical trials or non-clinical studies of any of our product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials; and the success or failure of any regulatory activities with respect to our product candidates;

•	the impact of the COVID-19 pandemic;
•	announcements of new products, technologies, commercial relationships, acquisitions, collaborations or other events by us or our competitors;
•	the success or failure of our therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	the state of the U.S. and world economies, general market conditions and overall fluctuations in U.S. equity markets, including as a result of U.S. or world events;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

We have broad discretion in how we use our existing cash and the proceeds from potential future follow-on public offerings, and may not use such cash and proceeds effectively, which could affect our results of operations and cause our stock price to decline.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities. For example, the 6,241,473 shares of our common stock held by BIMA are subject to an 18-month lockup period, after which BIMA will be able to sell shares subject to certain sales volume limitations. Following a second 18-month period, BIMA will be able to sell shares without limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. We lease 63,017 square feet of office space in a multi-tenant building pursuant to a lease that will expire on August 31, 2024.

In May 2016, we entered into a lease, as amended in April 2018, under which we rent 40,419 square feet of additional office space in a separate multi-tenant building in Cambridge, Massachusetts. The term for this lease will expire on August 31, 2024.

We have entered into other non-material leases and may lease additional space prior to the expiration of our leases to meet the needs of the business.

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

Stockholders

As of February 17, 2021, there were six stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2016 through December 31, 2020, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2015 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

*	$100 invested on December 31, 2015 in stock or index.

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part I, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.  We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, on pages 82 through 100, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 27, 2020.

Overview

We are a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain. Our first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of postpartum depression, or PPD, in adults. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

Our first product, ZULRESSO, is a proprietary intravenous formulation of brexanolone, approved in the U.S. as a treatment for postpartum depression, or PPD, in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. in June 2019.

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for certain affective disorders, including major depressive disorder, or MDD, and PPD.  Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We are currently conducting three Phase 3 placebo-controlled clinical trials of zuranolone – the WATERFALL Study and the CORAL Study in MDD, and the SKYLARK Study in PPD – as well as an open-label Phase 3 clinical trial in MDD known as the SHORELINE Study. We expect to report topline results from the WATERFALL Study in the first half of 2021, and topline results from the other zuranolone Phase 3 clinical trials at various times throughout the remainder of 2021.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324.  SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We are currently conducting a placebo-controlled Phase 2 clinical trial evaluating the safety and efficacy of SAGE-324 in the treatment of essential tremor, known as the KINETIC Study. We expect to report topline data from this study in early

2021. If the results of the KINETIC Study support further development, we expect to initiate additional development activities including the next placebo-controlled Phase 2 clinical trial of SAGE-324 in essential tremor in late 2021 to explore dose and frequency, including potential formulations. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

We are jointly developing zuranolone and SAGE-324 in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020.  Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful.  We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products.  In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Existing Partner Territory, where we have granted rights to Shionogi & Co., Ltd., or Shionogi, with respect to zuranolone.  We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory.

Our second area of focus for future clinical development is novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.  We are currently conducting a Phase 2a open-label study of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study, and a Phase 2a open-label clinical trial of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia, known as the LUMINARY Study. We expect to report topline data from the PARADIGM Study in early 2021 and from the LUMINARY Study in late 2021. We plan to initiate further development activities including a placebo-controlled Phase 2 clinical trial with SAGE-718 in late 2021 with the indication and design to be informed by the results of these clinical trials as well as results of an earlier Phase 1 clinical trial in Huntington’s disease.

We have other compounds at earlier stages of development with a focus on both acute and chronic brain healthy disorders.  Our early-stage GABAA modulators include SAGE-689, expected to begin Phase 1 development in 2021 as a potential intramuscular therapy for disorders associated with acute GABA hypofunction, and SAGE-319, intended to be studied as an oral therapy for potential use in disorders of social interaction. Our early-stage NMDA modulators include SAGE-904, in Phase 1 development as a potential oral therapy for disorders associated with NMDA hypofunction, and SAGE-421, intended to be studied as a potential oral therapy for certain neurodevelopmental disorders and cognitive recovery and rehabilitation. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO in June 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in mid-2018 with Shionogi for the clinical development and commercialization of zuranolone in the Existing Partner Territory.  In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, because of revenue recognized under a license and collaboration agreement with Biogen, and we had an accumulated deficit of $1.0 billion as of December 31, 2020. Our net losses were $680.2 million and $372.9 million for the years ended December 31, 2019 and 2018, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that we will incur significant expenses in the foreseeable future in connection with our ongoing activities, if and as we:

•

continue to advance Phase 3 clinical development and regulatory activities with respect to zuranolone in PPD and MDD, and potentially advance zuranolone for other indications, as part of our strategic collaboration with Biogen;

•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S., with a primary focus in geographies that have existing, active ZULRESSO treating sites;
•

complete the ongoing KINETIC Study in essential tremor, and, if the results support further development, initiate additional development activities including the next placebo-controlled Phase 2 clinical trial with SAGE-324 in essential tremor to explore dose and frequency, including potential formulations, with potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the ongoing Phase 2a open-label PARADIGM Study of patients with Parkinson’s disease cognitive dysfunction and Phase 2a open-label LUMINARY Study of patients with Alzheimer’s disease mild cognitive impairment and mild dementia, and initiate planned placebo-controlled Phase 2 clinical trial with indication and design to be determined based on results of completed and ongoing SAGE-718 clinical trials;

•

support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in Biogen’s licensed territories outside the U.S. and Shionogi’s development of zuranolone in the Existing Partner Territory;

•	advance SAGE-689 and SAGE-904 in Phase 1 clinical development, including conducting planned Phase 1 clinical trials;
•	continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations;
•

identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;

•

prepare and file new drug applications with the U.S. Food and Drug Administration, or FDA, and conduct pre-launch activities with respect to any of our product candidates that have been successfully developed;

•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•	at the appropriate time, as our development efforts progress, add personnel, including personnel to support product development and ongoing and future commercialization efforts;
•

evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone and SAGE-324 in the European Union and other countries outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;

•

continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and
•

continue to explore opportunities to establish agreements or alliances with other pharmaceutical companies, at the appropriate time, where we believe a collaboration will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen, Shionogi, and potentially, in the future, additional third parties. We may not be successful in our commercialization of ZULRESSO or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Annual Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO in June 2019. Prior to the second quarter of 2019, all of our revenue had been derived from a strategic collaboration we entered into in mid-2018 with Shionogi.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment, and, more recently, by the spread of COVID-19 in the U.S.  ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the continuing concerns about the COVID-19 pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. We anticipate that the COVID-19 pandemic will also continue to have an adverse impact on our results of operations from sales of ZULRESSO as pandemic-related restrictions are expected to continue to be in effect for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length, location and frequency of surges or waves of COVID-19 cases and the timing and success of the roll-out of vaccines for COVID-19 and any return to normal business operations across the U.S.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO.

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we or any of our collaborators successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates.  If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments.

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Existing Partner Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and manufacturing of zuranolone for MDD, and potentially other indications, in the Existing Partner Territory. In October 2018, we also entered into a supply agreement with Shionogi for zuranolone clinical material. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million, which was recorded as collaboration revenue in the year ended December 31, 2018, and for the supply of active pharmaceutical agreement, or API, for Shionogi’s clinical trials.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock. The Biogen Collaboration Agreement became effective on December 28, 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. Under the terms of the Biogen Collaboration Agreement we will jointly develop and commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory, except, with respect to the Licensed 217 Products, in the Existing Partner Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value.

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenues and amortization of intangible assets associated with ZULRESSO. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;
•	expenses associated with manufacturing materials for use in non-clinical studies and clinical trials and developing external manufacturing capabilities;
•	costs of outside consultants engaged in research and development activities, including their fees and travel expenses;
•	other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities;
•	payments made under our third-party license agreements; and
•	a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We have been developing our product candidates and focusing on other research and development programs, including exploratory efforts to identify new compounds, target validation for identified compounds and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis, and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations, in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; and fees paid to outside consultants who perform work on our programs. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated or stock-based compensation in research and development expenses.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs.  Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients.

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

Any failure to complete any stage of the development of any potential product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with not completing our programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part I, Item 1A, “Risk Factors”.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZULRESSO; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites.  Even with the expected reduction in selling, general and administrative expenses as a result of the restructuring, we expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO.  We expect that selling, general and administrative expenses will increase in the future if we are successful in our development efforts and are preparing for potential commercialization of our current or future product candidates, if approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

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

Revenue Recognition

We generate revenue from the sale of our product, ZULRESSO, which was approved by the FDA in March 2019 and we subsequently began selling in June 2019, and from collaboration and supply agreements with our collaborators. To date, revenue from our collaboration agreements has come from initial, upfront consideration allocated to licenses of intellectual property, and from the supply of material for clinical trials under a supply agreement.

Under Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers”, or Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

Collaboration and license revenue

In assessing whether a promised good or service is distinct in the evaluation of a collaboration or license arrangement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until we identify a bundle of goods or services that is distinct.

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

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed our arrangements with Shionogi and Biogen and concluded that a significant financing component does not exist in either arrangement. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from our collaboration agreement with Shionogi has come from initial, upfront consideration that was allocated to the license of zuranolone and for the supply of drug product for Shionogi clinical trials. Revenue from our collaboration agreement with Biogen has come from initial, upfront consideration that was allocated to the licenses for the Licensed 217 Products and the Licensed 324 Products. For additional information, refer to Note 6, Collaboration Agreements, to our consolidated financial statements appearing elsewhere in this Annual Report.

Product revenue

We recognize product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss). We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2020, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Financial Assistance: We provide voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. We estimate the financial assistance amounts for ZULRESSO and record any such amounts within accrued expenses on the consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the we expect to receive using demographics for patients who have registered and been approved for assistance. Any adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we offer product return rights to direct customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in our return goods policy. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on our consolidated balance sheets. We have experienced no product returns to date. We will update our estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Collaborative arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model described above.

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

Stock-Based Compensation

We recognize compensation expense for stock-based awards, including grants of stock options and restricted stock units, made to employees and non-employee directors based on the estimated fair value on the date of grant, over the requisite service period. We recognize stock-based compensation expense for only the portion of awards that are expected to vest.

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

Effective January 1, 2019, we recognize compensation expense for stock-based awards made to non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period.  Through December 31, 2018, we recognized compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the awards on each date on which the awards vest. Compensation expense was recognized over the vesting period, provided that services were rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options was re-measured using the then-current fair value of our common stock and updated assumptions using the Black-Scholes option-pricing model.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. For the years ended December 31, 2019 and 2018, we estimated our expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of our common stock. Effective January 1, 2020, the Company began using the historical volatility of only our common stock, as there is adequate historical data for the duration of the expected term.

The expected term of the options granted to employees and non-employee directors by us has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of our options granted to non-employee consultants was determined based on the contractual term of the options, and since January 1, 2019, the “simplified” method has been used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The fair value of each stock option granted under our equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	0%	0%	0%
Expected volatility	77.86%	71.34%	74.45%
Risk-free interest rate	0.97%	2.21%	2.68%
Expected term	5.98 years	6.05 years	6.04 years

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

At December 31, 2020, we had unrecognized stock-based compensation expense related to our unvested time-based stock option awards of $120.5 million, which is expected to be recognized over the remaining weighted average vesting period of 1.76 years.

At December 31, 2020, 288,575 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $20.6 million.

At December 31, 2020, 957,695 restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $58.2 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Product revenue, net	$6,700	$3,957	$2,743
Collaboration revenue	1,107,500	2,911	1,104,589
Total revenue	1,114,200	6,868	1,107,332
Operating costs and expenses:
Cost of goods sold	565	400	165
Research and development	292,714	368,815	(76,101)
Selling, general and administrative	196,952	345,777	(148,825)
Restructuring	27,743	—	27,743
Total operating costs and expenses	517,974	714,992	(197,018)
Income (loss) from operations	596,226	(708,124)	1,304,350
Interest income, net	9,597	27,804	(18,207)
Other income, net	250	82	168
Net income (loss)	$606,073	$(680,238)	$1,286,311

Product revenue, net

During the years ended December 31, 2020 and 2019, we recognized $6.7 million and $4.0 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration revenue

During the year ended December 31, 2020, we recognized collaboration revenue of $1.1 billion related to the execution of the Biogen Collaboration Agreement and the Biogen stock purchase agreement. The revenue consisted of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement that was allocated to the licenses for the Licensed 217 Products and the Licensed 324 Products delivered to Biogen in December 2020.

During the year ended December 31, 2020, we recognized no collaboration revenue from our agreement with Shionogi. During the year ended December 31, 2019, we recognized $2.9 million in collaboration revenue from our agreement with Shionogi related to the supply of zuranolone API for clinical development.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments.

For further discussion regarding our collaboration agreements with Biogen and Shionogi and the accounting for revenue from collaboration agreements, refer to Note 6, Collaboration Agreements appearing elsewhere and Note 2,

Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, appearing elsewhere in this Annual Report.

Cost of goods sold

During the years ended December 31, 2020 and 2019, cost of goods sold was $0.6 million and $0.4 million, respectively, and is made up of a low-single digit royalty cost on net product revenue to CyDex Pharmaceuticals, Inc. and The Regents of the University of California, or the Regents, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the years ended December 31, 2020 and 2019. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and development expenses

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$116,614	$146,819	$(30,205)
SAGE-324	19,482	21,449	(1,967)
SAGE-718	6,388	11,887	(5,499)
Other research and development programs	38,222	53,267	(15,045)
Unallocated expenses	69,638	72,462	(2,824)
Stock-based compensation	42,370	62,931	(20,561)
Total research and development expenses	$292,714	$368,815	$(76,101)

Research and development expenses for the year ended December 31, 2020 were $292.7 million, compared to $368.8 million for the year ended December 31, 2019. The decrease of $76.1 million was primarily due to the following:

•

a decrease of $30.2 million in expenses for zuranolone, primarily as a result of completion of the MOUNTAIN Study and decreased spending for clinical pharmacology studies, partially offset by an increase in spending for the WATERFALL Study and the SKYLARK Study;

•	a decrease of $2.0 million in expenses for SAGE-324, primarily due to the completion of Phase 1 clinical trials while the initiation of Phase 2 clinical trials did not occur until mid- to late 2020;

•

a decrease of $5.5 million in expenses for SAGE-718, primarily due to the completion of Phase 1 clinical trials in 2019 while the initiation of Phase 2 clinical trials did not occur until mid- to late 2020;

•	a decrease of $15.0 million in expenses for other research and development programs, related to a decrease in spending on non-clinical studies; and
•

a decrease of $20.6 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the year ended December 31, 2020. The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $14.0 million for the year ended December 31, 2019. The remainder of the decrease is primarily from the impact of the cancellation of option grants that had been made to terminated employees, including those terminated in the April 2020 restructuring.

Selling, general and administrative expenses

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel-related	$58,403	$122,857	$(64,454)
Stock-based compensation	51,836	90,300	(38,464)
Professional fees	50,533	76,594	(26,061)
Other	36,180	56,026	(19,846)
Total selling, general and administrative expenses	$196,952	$345,777	$(148,825)

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $197.0 million and $345.8 million, respectively.  The decrease of $148.8 million was primarily due to the following:

•	a decrease of $64.5 million in personnel-related costs, mainly as a result of the termination of employees in the April 2020 restructuring;

•

a decrease of $38.5 million in non-cash stock-based compensation expense. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the year ended December 31, 2020.  The amount of non-cash stock-based compensation expense related to the achievement of performance-based vesting criteria was $13.2 million during the year ended December 31, 2019. The remainder of the decrease is primarily from the impact of the cancellation of option grants that had been made to terminated employees, including those terminated in the April 2020 restructuring;

•

a decrease of $26.1 million in professional fees, primarily due to costs incurred in the year ended December 31, 2019, related to preparations for the commercial launch of ZULRESSO in the U.S. in June 2019 and the impact of the April 2020 restructuring on our spending for commercial activities; and

•

a decrease of $19.8 million in other costs, primarily due to the impact of the April 2020 restructuring and the impact of the COVID-19 pandemic resulting in our employees working remotely and a reduction in business travel.

Restructuring

In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the year ended December 31, 2020, we recorded $27.7 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest income, net and Other income, net

Interest income, net, and other income, net, for the years ended December 31, 2020 and 2019 were $9.8 million and $27.9 million, respectively. The primary reason for the decrease was the decrease in the balance of marketable securities, along with a reduction in interest rates. The payments of $1.5 billion that were received from Biogen on December 31, 2020, $875.0 million of which was an upfront payment and $650.0 of which was received in exchange for shares of our common stock, were in cash and cash equivalents in the balance sheet as of December 31, 2020.

Liquidity and Capital Resources

Prior to the second quarter of 2019, we had not generated revenue from product sales.  We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.  Prior to the second quarter of 2019, all of our revenue had been derived from our collaboration with Shionogi. To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, because of revenue recognized under a license and collaboration agreement with Biogen. As of

December 31, 2020, we had an accumulated deficit of $1.0 billion. From our inception through December 31, 2020, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and the sale of stock to Biogen.  We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

On February 27, 2019, we completed the sale of 3,833,334 shares of our common stock in a follow-on underwritten public offering at a price to the public of $150.00 per share, resulting in net proceeds of $560.9 million after deducting commissions and underwriting discounts and offering costs paid by us.

As described below, on December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to Biogen at a price to the public of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million.

As of December 31, 2020, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $2.1 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$664,280	$(528,706)
Investing activities	442,684	(143,156)
Financing activities	426,762	607,624
Total	$1,533,726	$(64,238)

Operating Activities

During the year ended December 31, 2020, net cash used in operating activities primarily resulted from our net income of $606.1 million, which was primarily attributable to collaboration revenue from our collaboration with Biogen, partially offset by our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $39.7 million, partially offset by $97.9 million of non-cash items.  During the year ended December 31, 2019, net cash used in operating activities primarily resulted from our net loss of $680.2 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, partially offset by changes in our operating assets and liabilities of $6.7 million and $144.9 million of non-cash items.

Investing Activities

During the years ended December 31, 2020 and 2019, net cash provided by investing activities was $442.7 million and net cash used in investing activities was $143.2 million, respectively.  During the years ended December 31, 2020 and 2019, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the years ended December 31, 2020 and 2019, net cash provided by financing activities was $426.8 million and $607.6 million, respectively. During the year ended December 31, 2020, we received $650.0 million of proceeds from our sale of 6,241,473 shares of our common stock to Biogen under the stock purchase agreement, of which $417.5 million was recorded as equity and the remainder was recorded as revenue. During the year ended December 31, 2019, we received $560.9 million of net proceeds from our follow-on underwritten public offering, after deducting commissions and underwriting discounts and offering costs paid by us.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. During that time, we expect to incur significant expenses as we continue to develop and commercialize our product and product candidates and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, which will be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; the impact of our April 2020 restructuring and the decision to focus our efforts primarily on geographies in the U.S. that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;

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

•

the ability of zuranolone, SAGE-324, SAGE-718 and our other clinical-stage product candidates to progress through clinical development successfully; the timing, scope and outcome of regulatory filings, reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

•	the amounts we are entitled to receive, if any, from Biogen and Shionogi under our collaborations for cost-sharing, development, regulatory, and sales milestones, and royalty payments;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds in the current economic environment may present challenges. The COVID-19 pandemic initially caused major volatility in the stock market and has caused a significant global economic downturn.  If the economic downturn caused by the pandemic continues for an extended period or surges in the number of cases of COVID-19 continue or worsen in the future, or if our business prospects are impaired or the capital markets disrupted for other reasons, additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$32,225	$8,662	$18,003	$5,560	$—
Total(1)(2)(3)	$32,225	$8,662	$18,003	$5,560	$—

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

(1)

We lease office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting, as of December 31, 2020, of 63,017 square feet in the first building under an operating lease that will expire on August 31, 2024, 40,419 square feet in the second building under an operating lease that will expire on August 31, 2024 and 15,975 square feet in the third building under an operating lease that will expire on February 29, 2024. We lease office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024. In March 2019, we entered into the Eighth Amendment to the lease for office space in the first building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019. The term for this additional space will expire on August 31, 2024. Effective February 1, 2021, we terminated the operating lease for the third building in Cambridge, Massachusetts. We may lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements with Washington University, CyDex Pharmaceuticals, Inc. and two license agreements with the Regents. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $23.9 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. During the year ended December 31, 2020, we recorded expense and accrued expenses of $1.3 million for milestones under these license agreements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of approximately $2.1 billion as of December 31, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2020.

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

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in “Election of Directors” and “Corporate Governance” in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics, which we call our Values Code, that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The current version of the Values Code, as may be amended from time to time, is available on our website at http://investor.sagerx.com/corporate-governance. A copy of the Values Code may also be obtained, free of charge, upon a request directed to: Sage Therapeutics, Inc., 215 First Street, Cambridge, Massachusetts 02142, Attention: SVP, General Counsel. We intend to disclose any amendment or waiver of a provision of the Values Code that applies to our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions, by posting such information on our website (available at www.sagerx.com) and/or in our public filings with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in “Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain beneficial Owners and Management” in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in “Ratification of Appointment of Auditors” in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The exhibits filed as part of this Annual Report are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

Item 16.  Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Research and Development Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development costs amounted to $34.4 million as of December 31, 2020, which include accruals for these estimated ongoing research and development costs.  Any accrual estimates are based on a number of factors, including management’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued research and development costs is a critical audit matter are (i) the significant judgment by management in determining the accrued costs and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for these accrued costs and the factors related to progress towards completion of the research and development activities, invoicing to date under the contracts, and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development costs, including controls over the review of contracts, accumulating information on actual costs incurred during the period, and assessment of progress towards completion of the research and development activities. These procedures also included, among others, (i) testing management’s process for estimating accrued research and development costs; (ii) evaluating the appropriateness of the method used by management to develop the estimates; (iii) evaluating the reasonableness of the factors used in determining the estimates related to progress towards completion of specific research and development activities and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost at period end; and (iv) testing the completeness and accuracy of the underlying data including total costs included within executed contracts and actual billed expenses under these contracts.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2021

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,661,082	$126,705
Marketable securities	438,467	881,688
Prepaid expenses and other current assets	22,821	26,700
Total current assets	2,122,370	1,035,093
Property and equipment, net	6,755	9,126
Restricted cash	1,716	2,367
Right-of-use operating asset	25,064	33,771
Other long-term assets	3,341	3,793
Total assets	$2,159,246	$1,084,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,691	$15,266
Accrued expenses	54,851	86,618
Operating lease liability, current portion	8,662	10,244
Total current liabilities	67,204	112,128
Operating lease liability, net of current portion	19,438	26,848
Other liabilities	270	519
Total liabilities	86,912	139,495
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2020 and December 31, 2019; 58,311,444 and 51,880,227 shares issued at December 31, 2020 and December 31, 2019; 58,308,411 and 51,877,194 shares outstanding at December 31, 2020 and December 31, 2019	6	5
Treasury stock, at cost, 3,033 shares at December 31, 2020 and December 31, 2019	(400)	(400)
Additional paid-in capital	3,109,807	2,587,322
Accumulated deficit	(1,037,494)	(1,643,567)
Accumulated other comprehensive gain	415	1,295
Total stockholders’ equity	2,072,334	944,655
Total liabilities and stockholders’ equity	$2,159,246	$1,084,150

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Product revenue, net	$6,700	$3,957	$—
Collaboration revenue	1,107,500	2,911	90,273
Total revenue	1,114,200	6,868	90,273
Operating costs and expenses:
Cost of goods sold	565	400	—
Research and development	292,714	368,815	282,107
Selling, general and administrative	196,952	345,777	201,404
Restructuring	27,743	—	—
Total operating costs and expenses	517,974	714,992	483,511
Income (loss) from operations	596,226	(708,124)	(393,238)
Interest income, net	9,597	27,804	20,334
Other income, net	250	82	22
Net income (loss)	$606,073	$(680,238)	$(372,882)
Net income (loss) per share—basic	$11.66	$(13.38)	$(8.08)
Net income (loss) per share—diluted	$11.43	$(13.38)	$(8.08)
Weighted average number of common shares outstanding—basic	51,983,188	50,833,837	46,121,194
Weighted average number of common shares outstanding—diluted	53,003,115	50,833,837	46,121,194
Comprehensive income (loss):
Net income (loss)	$606,073	$(680,238)	$(372,882)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(880)	1,810	(486)
Total other comprehensive gain (loss)	(880)	1,810	(486)
Total comprehensive income (loss)	$605,193	$(678,428)	$(373,368)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	42,002,934	$5	960	$(113)	$1,066,059	$(29)	$(590,447)	$475,475
Issuance of common stock from exercises of stock options	824,188	—	—	—	27,014	—	—	27,014
Issuance of common stock under the employee stock purchase plan	19,687	—	—	—	2,705	—	—	2,705
Purchase of treasury stock	—	—	2,073	(98)	—	—	—	(98)
Stock-based compensation expense	—	—	—	—	100,993	—	—	100,993
Public offering of common stock, net of offering costs	4,032,012	—	—	—	631,154	—	—	631,154
Unrealized loss on available-for-sale securities	—	—	—	—	—	(486)	—	(486)
Vesting of restricted stock units, net of employee tax obligations	9,442	—	—	—	(904)	—	—	(904)
Net loss	—	—	—	—	—	—	(372,882)	(372,882)
Balances at December 31, 2018	46,888,263	5	3,033	(211)	1,827,021	(515)	(963,329)	862,971
Issuance of common stock from exercises of stock options	1,031,989	—	—	—	44,276	—	—	44,276
Issuance of common stock under the employee stock purchase plan	55,404	—	—	—	5,744	—	—	5,744
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Stock-based compensation expense	—	—	—	—	151,508	—	—	151,508
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,810	—	1,810
Vesting of restricted stock units, net of employee tax obligations	68,204	—	—	—	(2,175)	—	—	(2,175)
Net loss	—	—	—	—	—	—	(680,238)	(680,238)
Balances at December 31, 2019	51,877,194	5	3,033	(400)	2,587,322	1,295	(1,643,567)	944,655
Issuance of common stock from exercises of stock options	117,025	—	—	—	5,082	—	—	5,082
Issuance of common stock under the employee stock purchase plan	72,719	—	—	—	4,936	—	—	4,936
Issuance of common stock under the Stock Purchase Agreement	6,241,473	1	—	—	417,499	—	—	417,500
Stock-based compensation expense	—	—	—	—	94,968	—	—	94,968
Unrealized loss on available-for-sale securities	—	—	—	—	—	(880)	—	(880)
Net income	—	—	—	—	—	—	606,073	606,073
Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$606,073	$(680,238)	$(372,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	95,994	153,231	101,963
Premium on marketable securities	(1,736)	(3,674)	(215)
Amortization of premium (discount) on marketable securities	1,048	(6,966)	(9,892)
Depreciation	2,630	2,283	1,143
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,879	(4,781)	(15,462)
Other long-term assets	452	(3,793)	—
Right-of-use operating asset	6,397	8,168	—
Operating lease liabilities, current	36	2,804	—
Operating lease liabilities, non-current	(6,825)	(10,761)	—
Accounts payable	(11,511)	(18,783)	24,544
Accrued expenses and other liabilities	(32,157)	33,804	10,130
Net cash provided by (used in) operating activities	664,280	(528,706)	(260,671)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	901,749	1,171,270	974,757
Purchases of marketable securities	(458,720)	(1,308,675)	(1,484,358)
Purchases of property and equipment	(345)	(5,751)	(2,860)
Net cash provided by (used in) investing activities	442,684	(143,156)	(512,461)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	9,262	48,850	29,108
Payment of employee tax obligations related to vesting of restricted stock units	—	(2,175)	(904)
Payments of offering costs	—	(328)	(340)
Proceeds from the sale of common stock under the Stock Purchase Agreement	417,500	—	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	561,277	631,494
Net cash provided by financing activities	426,762	607,624	659,358
Net increase (decrease) in cash, cash equivalents and restricted cash	1,533,726	(64,238)	(113,774)
Cash, cash equivalents and restricted cash at beginning of period	129,072	193,310	307,084
Cash, cash equivalents and restricted cash at end of period	$1,662,798	$129,072	$193,310
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$—	$65	$51
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$872	$—
Lease asset de-recognized upon lease cancellation	$2,310	$—	$—
Landlord tenant incentive included in other current assets	$—	$—	$229

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company committed to developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.

The Company’s first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. as a treatment for postpartum depression (“PPD”) in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors.  The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS.  Dysfunction in these systems is implicated in a broad range of CNS disorders.  The Company is currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

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

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, because of revenue recognized under a license and collaboration agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”). As of December 31, 2020, the Company had an accumulated deficit of $1.0 billion. From its inception through December 31, 2020, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014, follow-on public offerings and the sale of stock to Biogen. The Company also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding.  If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of this Annual Report. At some point after that time, the Company anticipates it will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek to raise additional capital if market conditions are favorable or in light of other strategic considerations.

COVID-19

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. has resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO.  While there have been no material disruptions to date, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors as a result of the COVID-19 pandemic could negatively impact the Company’s activities, availability of supplies, or operating results. Similarly, while to date the Company has not experienced significant impacts to the Company’s development activities, any material disruption to the Company’s development activities as a result of the COVID-19  pandemic may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and has caused a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if the adverse effects of the pandemic continue.
2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including developments related to the scope and duration of the pandemic; the duration and severity of precautionary measures taken to curb the spread of COVID-19, the length, location and frequency of surges or waves of COVID-19 cases and the timing and success of the roll-out of vaccines for COVID-19, and any return to normal business operations across the U.S. The Company has made estimates of the impact of the COVID-19 pandemic within its consolidated financial statements, and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2020, cash equivalents were comprised of commercial paper, money market funds and U.S. treasury securities. As of December 31, 2019, cash equivalents were comprised of commercial paper and money market funds.

Marketable securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income. Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors, specialty pharmacies, and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy (“REMS”) program in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profile. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when appropriate. Trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2020, the Company has not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are identical and, as a result, are both classified as inventory. Amounts in inventory associated with research and development are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive income (loss). Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets and the amount was not significant as of December 31, 2020.

Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive income (loss) in the period incurred. The Company received FDA approval for ZULRESSO on March 19, 2019 and subsequently began capitalizing costs related to inventory manufacturing.

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

Intangible assets

The Company had no intangible assets as of December 31, 2018. The Company received FDA approval for ZULRESSO on March 19, 2019, and as a result, the Company was required to pay to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California (the “Regents”) milestone payments of $3.0 million and $0.5 million, respectively. At March 31, 2019, the amount of these milestones was capitalized as an intangible asset, and it is being amortized to cost of goods sold over the expected useful life of the asset.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO on March 19, 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the years ended December 31, 2020 and 2019.

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

Patent Costs

The Company expenses patent costs as incurred and classifies such costs as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model. For the years ended December 31, 2019 and 2018, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock. Effective January 1, 2020, the

Company began using the historical volatility of only its common stock, as there is adequate historical data for the duration of the expected term.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock that were outstanding during the period. Diluted net income (loss) per share is computed by adjusting the weighted average number of shares of common stock that were outstanding during the period for the dilutive effect of common stock equivalents outstanding for the period by using the treasury stock method.

For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2019 and 2018.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“Topic 740”). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company’s cash equivalents and marketable securities at December 31, 2020 and 2019 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2020 and 2019, respectively.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The singular focus of the Company is developing and commercializing novel medicines with the potential to transform the lives of people with debilitating disorders of the brain.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

Revenue Recognition

The Company generates revenue from the sale of ZULRESSO, which was approved by the FDA in March 2019 and the Company subsequently began selling in June 2019, and from collaboration and supply agreements with the Company’s collaborators. To date, revenue from collaboration agreements has come from initial, upfront payments allocated to licenses of intellectual property delivered to the Company’s collaborators and from the supply of material for clinical trials under a supply agreement.

Under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its arrangements with Shionogi and Biogen and concluded that a significant financing component does not exist for either arrangement. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the license and collaboration agreement. For additional information, refer to Note 6, Collaboration Agreements.

Product revenue

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive income (loss). The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2020, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Product Returns: Consistent with industry practice, the Company offers product return rights to direct customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the consolidated balance sheets. The Company has experienced no product returns to date. The Company will update its estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

Collaborative arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which replaced the existing guidance in ASC Topic 840, “Leases” (“Topic 840”). The FASB subsequently issued the following amendments to ASU No. 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvement for Lessors; and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU No. 2016-02 effective January 1, 2019 (ASU No. 2016-02 as amended, “ASC 842”). The ASC 842 standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under Topic 840 based on the accounting standards originally in effect for such periods. Presentation of leases within the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows is generally consistent with the former lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the consolidated balance sheets and will recognize the associated lease payments in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.  On the adoption date, $44.2 million was recognized as total lease liabilities, and $41.1 million was recognized as total right-of-use assets on the Company’s consolidated balance sheet.

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

In November 2018, the FASB issued ASU No. 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This standard clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. The Company adopted the standard on the required effective date of January 1, 2020. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard enhances and simplifies various aspects of the income tax accounting guidance in Topic 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance will be effective for the Company for annual and interim periods beginning after December 31, 2020. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

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

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2020 and 2019:

	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$1,661,082	$1,637,609	$23,473	$—
Total cash equivalents	1,661,082	1,637,609	23,473	—
Marketable securities:
U.S. government securities	160,588	—	160,588	—
U.S. corporate bonds	123,107	—	123,107	—
International corporate bonds	57,676	—	57,676	—
U.S. commercial paper	45,963	—	45,963	—
International commercial paper	51,133	—	51,133	—
Total marketable securities	438,467	—	438,467	—
	$2,099,549	$1,637,609	$461,940	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$126,705	$65,414	$61,291	$—
Total cash equivalents	126,705	65,414	61,291	—
Marketable securities:
U.S. government securities	205,328	—	205,328	—
U.S. corporate bonds	429,845	—	429,845	—
International corporate bonds	142,998	—	142,998	—
U.S. commercial paper	52,261	—	52,261	—
International commercial paper	51,256	—	51,256	—
Total marketable securities	881,688	—	881,688	—
	$1,008,393	$65,414	$942,979	$—

During the years ended December 31, 2020 and 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$160,589	$11	$(12)	$—	$160,588
U.S. corporate bonds	122,882	240	(15)	—	123,107
International corporate bonds	57,485	200	(9)	—	57,676
U.S. commercial paper	45,963	—	—	—	45,963
International commercial paper	51,133	—	—	—	51,133
	$438,052	$451	$(36)	$—	$438,467

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$205,172	$176	$(20)	$205,328
U.S. corporate bonds	429,148	797	(100)	429,845
International corporate bonds	142,568	457	(27)	142,998
U.S. commercial paper	52,252	14	(5)	52,261
International commercial paper	51,253	5	(2)	51,256
	$880,393	$1,449	$(154)	$881,688

As of December 31, 2020 and 2019, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $5.1 million and $137.1 million, respectively, that had maturities of one to two years.

As of December 31, 2020 and 2019, the marketable securities in a loss position have a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2020 and 2019.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(in thousands)
Computer hardware and software	$2,758	$2,830
Furniture and equipment	1,865	1,828
Leasehold improvements	9,220	8,967
	13,843	13,625
Less: Accumulated depreciation	(7,088)	(4,499)
	$6,755	$9,126

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $2.3 million and $1.1 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued research and development costs	$34,398	$46,940
Restructuring	203	-
Employee-related	14,566	22,011
Professional services	5,184	16,720
Other	500	947
	$54,851	$86,618

5.	Leases, Commitments and Contingencies

Operating Leases

The Company has leases for office space and certain equipment. All of the leases recorded on the consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to nearly four years.  Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration.  The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

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

In December 2018, the Company entered into a lease for office space in a third multi-tenant building in Cambridge, Massachusetts. The amount of square feet of office space is 15,975 square feet and the lease period began on March 1, 2019. The term for this lease was initially scheduled to expire on February 29, 2024. Effective February 1, 2021, the Company terminated this lease.

In March 2019, the Company entered into the Eighth Amendment to the lease for office space in the first multi-tenant building and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019.  The term for this additional space will expire on August 31, 2024.

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees. These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019. The leases were for a term of three years and were to expire on various dates through January 31, 2022. During the year ended December 31, 2020, these leases were terminated as part of the April 2020 restructuring (see Note 13, Restructuring), and the remaining asset of $2.3 million and the liabilities related to these leases were de-recognized upon termination of the leases, and the restricted cash of $0.7 million related to these leases was returned to the Company by the lessor.

The following table shows the amounts of operating leases in the balance sheets as of December 31, 2020 and 2019:

		December 31,
Balance sheet location	Balance sheet caption	2020	2019
		(in thousands)
Assets
Right-of-use operating asset	Right-of-use operating asset	$25,064	$33,771

Liabilities
Current operating lease liabilities	Operating lease liability, current portion	8,662	10,244
Long-term operating lease liabilities	Operating lease liability, net of current portion	19,438	26,848
Total operating lease liabilities		$28,100	$37,092

Lease expense by lease type recognized during the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$8,838	$9,804
Variable lease cost	2,285	2,675
Short-term lease cost	74	438
	$11,197	$12,917

Rent expense for the year ended December 31, 2018 was $6.5 million.

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases as expense on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2021	$8,662
2022	8,898
2023	9,105
2024	5,560
2025	-
Thereafter	-
Total lease payments	32,225
Less imputed interest	(4,125)
Present value of operating lease liabilities	$28,100

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

December 31, 2020
Weighted average remaining lease term in years	3.61
Weighted average discount rate	7.5%

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

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$9,231	$9,946

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$872

Lease asset de-recognized upon lease cancellation
Operating leases	$2,310	$-

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

During the year ended December 31, 2020, the one right-of-use asset was de-recognized. The leases for vehicles for field-based employees were terminated as part of the April 2020 restructuring (see Note 13, Restructuring), and the remaining asset of $2.3 million and the liabilities related to these leases were de-recognized upon termination of the leases.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if such product candidate is successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of December 31, 2020, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of December 31, 2020, the Company has recorded research and development expense and made cash payments of $2.3 million related to these clinical development and regulatory milestones; has recorded research and development expense and accrued expenses of $1.3 million related to these clinical development milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the year ended December 31, 2018, additional clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and made cash payments totaling $0.8 million.

For the year ended December 31, 2019, the Company recorded an intangible asset of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex.

For the year ended December 31, 2020, additional clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and accrued expenses totaling $1.3 million.

As of December 31, 2020, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with the Regents under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to the Regents clinical development milestones of $0.1 million prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. Following the first sale of a licensed product, the Company is required to pay royalties at a low single digit percentage of net sales of licensed products, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. As of December 31, 2020, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the year ended December 31, 2018, the Company recorded research and development expense and made cash payments of $0.2 million related to regulatory milestones under the license agreements with the Regents.

For the year ended December 31, 2019, the Company recorded an intangible asset and made a cash payment of $0.5 million related to a regulatory milestone under the license agreements with the Regents.

For the year ended December 31, 2020, the Company did not record any expense or make any milestone or royalty payments under the license agreements with the Regents.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted exclusive, worldwide rights to develop and commercialize a novel set of neuroactive steroids developed by Washington University. In exchange for development and commercialization rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date, until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013. As of December 31, 2020, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical development milestones.

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

For the years ended December 31, 2020, 2019 and 2018, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.
6.	Collaboration Agreements

Shionogi

In June 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of major depressive disorder (“MDD”) and other potential indications in Japan, Taiwan and South Korea (“the Existing Partner Territory”). In October 2018, the Company entered into a supply agreement with Shionogi for zuranolone clinical material.

Under the terms of the collaboration agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of zuranolone for MDD, and potentially other indications, in the Existing Partner Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in the Existing Partner Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote zuranolone in Japan. The Company maintains exclusive rights to develop and commercialize zuranolone outside of the Existing Partner Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

The Company determined that the performance obligations in the contract included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of active pharmaceutical ingredient, or API. The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation.  Given that Shionogi is not obligated to purchase any minimum amount or quantities of commercial API, the supply of API to Shionogi for commercial use was determined to be an option for Shionogi, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised.  The Company also determined that there was no separate material right in connection with the supply of API for commercial use as the expected pricing was not at a discount. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its consolidated statements of operations and comprehensive income (loss).

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

Biogen

In November 2020, the Company entered into a global collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”) to jointly develop and commercialize SAGE-217 products for MDD, PPD and other disorders and SAGE-324 products for essential tremor and other disorders. Concurrently, the Company also entered into a Stock Purchase Agreement with BIMA (the “Biogen Stock Purchase Agreement”) to purchase shares of the Company’s common stock. The Biogen Collaboration Agreement became effective on December 28, 2020 (the “Effective Date”).

Under the terms of the Biogen Collaboration Agreement, the Company granted Biogen co-exclusive licenses to develop and commercialize SAGE-217 products and SAGE-324 products (each, a “Product Class” and together, the “Licensed Products”) in the U.S., an exclusive license to develop and commercialize SAGE-217 products in all countries of the world other than the Existing Partner Territory (the “Biogen Territory”), and an exclusive license to develop and commercialize SAGE-324 products in all countries of the world other than the U.S.

In connection with the effectiveness of the Biogen Collaboration Agreement and the closing of the sale of shares to Biogen in December 2020, the Company received $1.5 billion in consideration, comprised of an upfront payment of $875.0 million and the $650.0 million purchase price for 6,241,473 newly issued shares of the Company’s common stock (the “Biogen Shares”).

The Company is eligible to receive additional payments of up to $1.6 billion if certain regulatory and commercial milestones are achieved. The potential future milestone payments for SAGE-217 products include up to $475.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may never receive any milestone payments or any royalty payments under the Biogen Collaboration Agreement.

Development and commercialization activities in the U.S. will be conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that will consist at all times of an equal number of representatives of each party. The Company and Biogen will share equally in the costs for development and commercialization, as well as the profits and losses, in the U.S., subject to the Company’s opt-out right described below. Biogen will be solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above.

The Company will supply API and bulk drug product for the Biogen Territory and active pharmaceutical ingredient and final bulk drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for active pharmaceutical ingredient at any time during the agreement and will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

Unless terminated earlier, the Biogen Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the date on which (a) in any country in the Biogen Territory, the royalty term has expired for all Licensed Products in a Product Class in such country, and (b) for the U.S., the parties agree to permanently cease to commercialize all Licensed Products in a Product Class. Biogen also has the right to terminate the

Biogen Collaboration Agreement for convenience upon advance written notice. The Company has an opt-out right to convert the co-exclusive licenses in the U.S. to an exclusive license to Biogen on a Product Class-by-Product Class basis. Following the exercise of the opt-out right, the Company would no longer share equally in the profits and losses in the U.S. and would be entitled to receive certain royalty payments at percentage rates ranging from the high teens to low twenties additional sales milestones.

The Company concluded that the Biogen Collaboration Agreement and the Biogen Stock Purchase Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another. The Company determined that the combined agreements had elements that were within the scope of Topic 606 and Topic 808.

As of the Effective Date, the Company identified the following promises in the Biogen Collaboration Agreement that were evaluated under the scope of Topic 606: delivery of (i) a co-exclusive license for SAGE-217 products in the U.S.; (ii) an exclusive license for SAGE-217 products in the Biogen Territory; (iii) a co-exclusive license for SAGE-324 products in the U.S.; (iv) an exclusive license for SAGE-324 products in all countries of the world other than the U.S.; (v) the clinical manufacturing supply of active pharmaceutical ingredient and bulk drug product for SAGE-217 products in the Biogen Territory; and (vi) the clinical manufacturing supply of active pharmaceutical ingredient and bulk drug product for SAGE-324 products in the Biogen Territory.

The Company also evaluated whether certain options outlined within the Biogen Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Biogen and therefore are not considered separate performance obligations within the Biogen Collaboration Agreement.

The Company assessed the above promises and determined that the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for SAGE-217 products and SAGE-324 products in the U.S. are considered functional intellectual property and distinct from other promises under the contract. The exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory are considered functional licenses that are distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the licenses on its own or together with other readily available resources. As the co-exclusive licenses in the U.S. and the exclusive licenses in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The clinical manufacturing supply of active pharmaceutical ingredient and bulk drug product for SAGE-217 products and SAGE-324 products for the Biogen Territory are considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement.

The Company determined the transaction price under Topic 606 at the inception of the Biogen Collaboration Agreement to be $1.1 billion, consisting of the upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the Biogen Stock Purchase Agreement, when measured at fair value, plus future variable consideration for manufacturing supply of clinical active pharmaceutical ingredient and bulk drug product for the Biogen Territory. The amount of variable consideration related to the future manufacturing services was not material. The Company determined that any variable consideration related to clinical development and regulatory milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

As noted above, the Company identified three performance obligations in the Biogen Collaboration Agreement: (i) the delivery of the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. and the exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory; (ii) the clinical manufacturing supply of active pharmaceutical ingredient and bulk drug product for SAGE-217 products in the Biogen Territory; and (iii) the clinical manufacturing supply of the active pharmaceutical ingredient and bulk drug product for SAGE-324 products in the Biogen Territory. The selling price of each performance obligation in the Biogen Collaboration Agreement was determined based on the Company’s SSP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of SAGE-217 products and SAGE 324 products in the Biogen Territory and the remaining fixed consideration to the license obligation. The variable consideration related to the manufacturing obligations was not material. As such, the entirety of the $1.1 billion fixed consideration of the transaction price has been allocated to the transfer of the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. and the exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the licenses to Biogen. As control of these licenses was transferred on the Effective Date and Biogen could begin to use and benefit from the licenses, the Company recognized $1.1 billion of license revenue during the year ended December 31, 2020 under the Biogen Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon the delivery of the supply to Biogen.

Accounting for the Biogen Stock Purchase Agreement

In connection with the execution of the Biogen Collaboration Agreement, the Company and BIMA entered into the Biogen Stock Purchase Agreement. Pursuant to the Biogen Stock Purchase Agreement, the Company sold the Biogen Shares to BIMA at a price of approximately $104.14 per share, which represented a 40 percent premium over the 30-day volume-weighted average share price as of the last trading day prior to the date the Biogen Collaboration Agreement and Biogen Stock Purchase Agreement were executed in November 2020, for aggregate consideration of $650.0 million. The sale of the shares to BIMA closed on December 31, 2020.

The Biogen Stock Purchase Agreement includes certain standstill provisions, lock-up restrictions, and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire the Company’s securities, seek or propose a tender or exchange offer or merger between the Company and Biogen, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date. BIMA has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months and to limit sales and transfers of the Biogen Shares for an additional eighteen month period, in each case subject to specified conditions and exceptions.

The Company determined the fair value of the common shares issued using an option pricing valuation model to take into consideration the holding period restrictions. The fair value of the Company’s common stock was considered a level 2 fair value measurement within the fair value hierarchy. The most significant assumptions within the model are the Company’s stock price, the term of the restrictions and the stock price volatility, which is based upon a blend of historical and implied volatility of the Company’s stock. Based on the fair value adjustments made by management, the fair value of the shares issued was determined to be $417.5 million, which was $232.5 million less than the proceeds received from BIMA for the issuance of the Company’s common stock under the Biogen Stock Purchase Agreement. As such, the $232.5 million in excess proceeds has been included in the $1.1 billion transaction price of the Biogen Collaboration Agreement determined above.
7.	Preferred Stock

The Board of Directors of the Company is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board of Directors of the Company can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board of Directors of the Company may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2020 and 2019, the Company had no shares of preferred stock issued or outstanding and preferred stock was classified as stockholders’ equity.
8.	Common Stock

As of December 31, 2020 and 2019, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2020 and 2019, no dividends have been declared.

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

On December 31, 2020, the Company completed the sale of 6,241,473 shares of its common stock in a private placement to Biogen at a price to the public of approximately $104.14 per share, resulting in aggregate gross proceeds to the Company of $650.0 million.

As of December 31, 2020, the Company had received 3,033 shares of the Company’s common stock from a then employee as proceeds for exercises of stock options.  The total cost of shares held in treasury at December 31, 2020 was $0.4 million.
9.	Stock-Based Compensation

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

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Options granted by the Company, that are not performance-based, are considered time-based because they generally vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% cliff vesting at the one-year anniversary. All option awards expire in 10 years after the date of grant.

As of December 31, 2020, the total number of shares reserved under all equity plans was 12,535,574 and the total number of shares available for future issuance under all equity plans was 4,420,049 shares.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2019	333,243
Granted	1,022,276
Vested	—
Forfeited	(397,824)
Outstanding as of December 31, 2020	957,695

During the year ended December 31, 2017, the Company granted 32,500 time-based restricted stock units to certain employees of the Company. The Company did not grant time-based restricted stock units prior to January 1, 2017.  These time-based restricted stock units vested ratably over two years, with vesting of 50% at both the one-year and two-year anniversary of the grant date, which was in February 2018 and 2019, respectively. The fair value of the time-based restricted stock units that vested during the years ended December 31, 2019 and 2018 was $2.0 million and $2.6 million, respectively. No time-based restricted stock units vested during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units will vest over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which will be in April 2021 and April 2022, respectively.  During the years ended December 31, 2019 and 2018, the Company granted no time-based restricted stock units.

During the year ended December 31, 2018, the Company granted 71,400 performance restricted stock units to certain employees of the Company. The milestones for these grants were not met, and accordingly, these grants were cancelled.

During the year ended December 31, 2019, the Company granted 393,539 performance restricted stock units to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

During the year ended December 31, 2020, the Company granted 471,386 performance restricted stock units to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the year ended December 31, 2019, one milestone for grants of performance restricted stock units was achieved. This milestone represents 18% of the performance restricted stock units that were granted during the year ended December 31, 2019.  The fair value of performance restricted stock units that vested during the year ended December 31, 2019 was $11.1 million.

No performance restricted stock units vested during the years ended December 31, 2020 and 2018.

At December 31, 2020, 957,695 restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $58.2 million.

Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	8,163,113	$106.30	7.75	$87,972
Granted	1,544,915	56.03
Exercised	(118,325)	43.34
Forfeited	(2,431,873)	121.28
Outstanding as of December 31, 2020	7,157,830	$91.41	6.91	$167,242
Vested and expected to vest as of December 31, 2020	6,469,905	$90.94	6.79	$153,562
Exercisable as of December 31, 2020	4,674,438	$89.51	6.09	$120,030

At December 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $120.5 million, which is expected to be recognized over the remaining weighted average vesting period of 1.76 years.

The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $2.1 million, $119.1 million and $98.3 million, respectively.

Performance-Based Stock Options

During the year ended December 31, 2018, the Company granted 524,003 options to employees to purchase shares of common stock that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones. During the years ended December 31, 2020 and 2019, the Company granted no options to employees to purchase shares of common stock that contain performance-based vesting criteria.

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

During the year ended December 31, 2018, one milestone was achieved under stock options granted to employees. This milestone represents 33% of the performance-based options that were granted during the year ended December 31, 2017. During the year ended December 31, 2018, the Company recognized stock-based compensation expense related to this milestone of $4.4 million.

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

During the year ended December 31, 2019, one commercial milestone was achieved under stock options granted to employees. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017, respectively. This milestone represents 20% and 33% of the performance-based option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

During the year ended December 31, 2020, no milestones were achieved under performance-based options. During the year ended December 31, 2020, one milestone for the performance-based option grants that were made during the year ended December 31, 2018 was not met, and accordingly, those options were cancelled.  This milestone represents 19% of the performance-based option grants that were made during the year ended December 31, 2018.  The Company recognized no stock-based compensation expense related to this milestone.

As of December 31, 2020, 2019 and 2018, for performance-based option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was not considered probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, 288,575 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $20.6 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$42,370	$62,931	$50,871
Selling, general and administrative	51,836	90,300	51,092
Restructuring	1,788	—	—
	$95,994	$153,231	$101,963

Stock-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018 by award type was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock options	$90,064	$140,517	$100,342
Restricted stock units	4,904	10,992	651
Employee stock purchase plan	1,026	1,722	970
	$95,994	$153,231	$101,963

The stock-based compensation expense recorded for the restructuring in the year ended December 31, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested option grants that had been made to employees who were terminated in the restructuring.

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the years ended December 31, 2020, 2019 and 2018 was $37.53, $82.39 and $109.92, respectively.

The fair value of each option granted under the Company’s equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	0%	0%	0%
Expected volatility	77.86%	71.34%	74.45%
Risk-free interest rate	0.97%	2.21%	2.68%
Expected term	5.98 years	6.05 years	6.04 years

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical terminations. For the years ended December 31, 2020, 2019 and 2018, the weighted-average forfeiture rates were 20.6%, 13.7% and 10.7%, respectively.

Through December 31, 2018, for options granted to non-employees, the expected term is 10 years, which is the contractual term of each option. All other assumptions used to calculate the grant date fair value for non-employees are generally consistent with the assumptions used for options granted to employees.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which had been previously approved by the Board of Directors. The 2014 Employee Stock Purchase Plan became effective upon the completion of the IPO. A total of 282,000 shares of common stock were authorized for issuance under this plan. As of December 31, 2020, 177,879 shares have been issued under this plan and 104,121 shares are available for issuance under this plan. At December 31, 2020, accrued expenses includes $0.3 million of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2020.

10.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Basic net income (loss) per share:
Numerator:
Net income (loss) (in thousands)	$606,073	$(680,238)	$(372,882)
Denominator:
Weighted average common stock outstanding —basic	51,983,188	50,833,837	46,121,194

Effect of dilutive securities:
Stock options	721,791	—	—
Restricted stock units	292,241	—	—
ESPP	5,895	—	—
Total dilutive securities	1,019,927	—	—

Weighted average common stock outstanding —diluted	53,003,115	50,833,837	46,121,194
Net income (loss) per share—basic	$11.66	$(13.38)	$(8.08)
Net income (loss) per share—diluted	$11.43	$(13.38)	$(8.08)

The following common stock equivalents outstanding as of December 31, 2020, 2019 and 2018 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Stock options	4,781,737	7,677,518	6,758,420
Restricted stock units	—	—	13,500
Employee stock purchase plan	—	33,429	16,398
	4,781,737	7,710,947	6,788,318

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

11.	Income Taxes

Income (loss) before income tax expense consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$639,986	$(634,289)	$(296,040)
Foreign	(33,913)	(45,949)	(76,842)
	$606,073	$(680,238)	$(372,882)

There is no current or deferred provision for income taxes because the Company had historically incurred operating losses prior to the year ended December 31, 2020, which it has used to reduce both federal and state taxable income for the year ended December 31, 2020. As of December 31, 2020, the Company continues to maintain a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax due at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	5.7	2.8	6.0
Biogen transaction-related items	(10.1)	—	—
Stock-based compensation	0.9	1.4	2.5
Foreign rate differential	1.2	(1.6)	(4.3)
Federal and state credits	(1.5)	2.4	2.5
Change in valuation allowance	(17.6)	(25.8)	(27.6)
Other	0.4	0.5	(0.1)
Federal and state rate change	—	(0.7)	—
	0.0%	0.0%	0.0%

The Biogen transaction-related items consist primarily of the excess proceeds from the equity investment under the Biogen Stock Purchase Agreement.

Significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(in thousands)
Net operating losses	$222,607	$348,848
Capitalized start-up costs	873	982
Tax credit carryforwards	90,460	80,088
Accrued expenses	3,157	4,055
Depreciation and amortization	1,614	2,002
Stock options	56,520	46,750
Right of use asset	(5,981)	(8,059)
Lease liability	6,705	8,852
Other	148	(246)
Total net deferred tax asset before valuation allowance	376,103	483,272
Valuation allowance	(376,103)	(483,272)
Net deferred tax asset	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $41.7 million and $438.4 million, respectively, which begin to expire in 2033. As of December 31, 2020, the Company had additional federal net operating loss carryforwards of $886.1 million that do not expire. As of December 31, 2020, the Company had federal and state research and development tax credits carryforwards of $40.7 million and $9.4 million, respectively, which begin to expire in 2031. As of December 31, 2020, the Company had federal orphan drug tax credit carry forwards of $42.3 million, which begin to expire in 2034.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustment to the income tax provision for the year ended December 31, 2020, or to the net deferred tax assets as of December 31, 2020.

As of December 31, 2020, net deferred tax assets before the valuation allowance decreased $107.2 million, primarily due to the utilization of federal and state net operating loss carryforwards to reduce federal and state taxable income for the year ended December 31, 2020. This decrease in net deferred tax assets was offset by a corresponding decrease in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state net operating loss and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $376.1 million and $483.3 million has been established at December 31, 2020 and 2019, respectively. The valuation allowance decreased by $107.2 million, increased by $174.9 million and increased by $102.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily due to utilization or generation of net operating losses.

Pursuant to Section 382 of the Internal Revenue Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent two ownership changes for Section 382 purposes which occurred on March 11, 2014 and December 31, 2015. As a result of the ownership changes, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to cause any of the impacted net operating loss and tax credit carryforwards to expire unused. Any net operating losses or tax credits generated after the December 2015 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

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

At December 31, 2020, 2019 and 2018, the Company had no unrecognized tax benefits.

The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statement of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2017 to the present. Tax attributes such as net operating losses and tax credits generated prior to 2017 and utilized in open years may still be adjusted upon examination.

12.	Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) for its employees. Each employee may elect to contribute a portion of his or her compensation to the Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2020, 2019 and 2018, the Company matched 50% of eligible contributions to the Plan up to 6% of employee contributions. For the years ended December 31, 2020, 2019 and 2018 the Company contributed to the Plan $2.2 million, $3.6 million and $1.8 million, respectively.

13.	Restructuring

In April 2020, the Company announced a restructuring plan to enable the Company to advance its corporate strategy and pipeline that included the elimination of approximately 53% of the Company’s workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. During the year ended December 31, 2020, the Company recorded $27.7 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.  Substantially all of the accrued restructuring charges were paid in cash as of December 31, 2020.

Restructuring activity during the year ended December 31, 2020 was as follows:

Restructuring accrual
(in thousands)
Balance as of January 1, 2020	$-
Restructuring expenses incurred	27,743
Cash paid	(25,102)
Non-cash activity	(2,438)
Balance as of December 31, 2020	$203

14.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
	(in thousands, except per share amounts)
Total revenue	$2,286	$1,089	$1,639	$1,109,186	$1,114,200
Total operating costs and expenses	133,910	140,056	108,797	135,211	517,974
Income (loss) from operations	(131,624)	(138,967)	(107,158)	973,975	596,226
Net income (loss)	(126,740)	(136,347)	(105,735)	974,895	606,073
Net income (loss) per share—basic	$(2.44)	$(2.63)	$(2.03)	$18.71	$11.66
Net income (loss) per share—diluted	$(2.44)	$(2.63)	$(2.03)	$18.19	$11.43

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total revenue	$465	$873	$3,570	$1,960	$6,868
Total operating costs and expenses	170,317	177,330	190,747	176,598	714,992
Loss from operations	(169,852)	(176,457)	(187,177)	(174,638)	(708,124)
Net loss	(163,406)	(168,221)	(179,958)	(168,653)	(680,238)
Net loss per share—basic and diluted	$(3.37)	$(3.28)	$(3.48)	$(3.25)	$(13.38)

(1)

In the fourth quarter of 2020, the Company recorded collaboration revenue of $1.1 billion related to the execution of the Biogen Collaboration Agreement and the Biogen Stock Purchase Agreement. For additional information, refer to Note 6, Collaboration Agreements.

Exhibit Index

Exhibit No.	Description

3.1

Fifth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-36544) filed on July 25, 2014)

3.2

Amended and Restated Bylaws of the Registrant, as amended on August 6, 2020 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 10, 2020)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 27, 2020)

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

10.13+

Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Kimi Iguchi, dated March 8, 2013 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.14

Form of Indemnification Agreement to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.15

Form of Indemnification Agreement to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.16**

Supply Agreement by and between the Registrant and CyDex Pharmaceuticals, Inc., dated December 13, 2012, as amended August 21, 2013 and April 30, 2014 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.17+

Severance and Change In Control Agreement between the Registrant and Jeffrey M. Jonas, dated September 25, 2014 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.18+

Severance and Change In Control Agreement between the Registrant and Kimi Iguchi, dated September 30, 2014 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.19+

Severance and Change In Control Agreement between the Registrant and Stephen J. Kanes, dated September 30, 2014 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.20+

Severance and Change In Control Agreement between the Registrant and Albert J. Robichaud, dated September 25, 2014 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.21**

Exclusive License Agreement by and between the Registrant and the Regents of the University of California, dated June 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-36544) filed on October 31, 2015)

10.22

Third Amendment to Lease, by and between Registrant and ARE-MA Region No. 38, LLC, dated September 9, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.23

Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated October 27, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.24

Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.25

Fifth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated December 9, 2015 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 29, 2016)

10.26

Lease Agreement, by and between the Registrant and Jamestown Premier 245 First, LLC, dated May 24, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 9, 2016)

10.27+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

Exhibit No.	Description

10.28

Sixth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.29+	2014 Employee Stock Purchase Plan, dated June 7, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.30+

Offer Letter by and between the Registrant and Michael Cloonan, dated March 21, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.31+

Severance and Change In Control Agreement between the Registrant and Michael Cloonan, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.32

First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant dated April 4, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 5, 2018)

10.33+

Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018 (incorporated by reference to Exhibit 10.1 of the Registration’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.34+

Amended and Restated Non-Employee Director Compensation Policy, dated September 20, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.35

Seventh Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated October 23, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.36

Eighth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated March 29, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 6, 2019)

10.37+

Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 10, 2020)

10.38†*	Biogen Collaboration and License Agreement by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated November 27, 2020

10.39†*	Stock Purchase Agreement by and between the Registrant and Biogen MA Inc., dated November 27, 2020

10.40+*	Offer Letter by and between the Registrant and Barry Greene, dated December 15, 2020

10.41+*	Severance and Change In Control Agreement between the Registrant and Barry Greene, dated December 15, 2020

10.42+*	Letter Agreement between the Registrant and Jeffrey Jonas, dated December 15, 2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)

(+)	Management contract or compensatory plan or arrangement.
(*)	Filed herewith.
(**)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
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

(†)	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGE THERAPEUTICS, INC.

Date: February 24, 2021	By:	/s/ Barry E. Greene

Barry E. Greene
Chief Executive Officer, President and Director
(Principal Executive Officer)

We, the undersigned directors and officers of Sage Therapeutics, Inc., hereby severally constitute and appoint Barry E. Greene and Kimi Iguchi, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Barry E. Greene	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2021
Barry E. Greene

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Kimi Iguchi

/s/ Jeffrey M. Jonas	Director	February 24, 2021
Jeffrey M. Jonas, M.D.

/s/ Michael F. Cola	Director	February 24, 2021
Michael F. Cola

/s/ Steven Paul	Director	February 24, 2021
Steven Paul, M.D.

/s/ Kevin P. Starr	Director	February 24, 2021
Kevin P. Starr

/s/ James Frates	Director	February 24, 2021
James Frates

/s/ Geno Germano	Director	February 24, 2021
Geno Germano

/s/ Elizabeth Barrett	Director	February 24, 2021
Elizabeth Barrett

/s/ George Golumbeski	Director	February 24, 2021
George Golumbeski, Ph.D.