Form 10-Q
period 2021-03-31
Sage Therapeutics, Inc.
filed 2021-05-04
CIK 1597553

Covid

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, there were 58,480,018 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•

the estimated number of patients with diseases or disorders of interest to us and the potential size of the market for ZULRESSO in PPD and for our product candidates in the indications we are studying or plan to study;

•

the potential for our current product and current or future product candidates, if successfully developed and approved, for the indications and in the markets for which they are approved and our ability to serve those markets;

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

We may from time to time provide estimates, projections and other information concerning, among other things, our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information we provide. Unless otherwise expressly stated, we obtained this industry and business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties; industry, medical and general publications; government data; and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•

Our commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection may never be successful and we may never be able to generate meaningful revenues, or revenues at levels or on timing necessary to support our investment and goals.

•

Our future business depends heavily on our ability, and that of our collaborators, where applicable, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder and postpartum depression.  We cannot be certain that we or our collaborators will be able to complete ongoing clinical trials, initiate new clinical trials or announce results of clinical trials on the timelines we expect or at all, or that the results will be positive or sufficient to file for or gain regulatory approval. We cannot be certain that we or our collaborators will be able to successfully develop, file for or obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

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

•

Our existing collaborations with Biogen MA Inc., Biogen International GmbH, and Shionogi & Co., Ltd., and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products.  Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected if any of our collaborators fails to perform its obligations or terminates our collaboration.

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

•

We are a biopharmaceutical company with a limited operating history, and have not generated significant revenue to date. We have incurred significant operating losses since our inception, and anticipate that we will incur losses for the foreseeable future.

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$899,250	$1,661,082
Marketable securities	1,104,767	438,467
Prepaid expenses and other current assets	23,083	22,821
Collaboration receivable - related party	24,766	—
Total current assets	2,051,866	2,122,370
Property and equipment, net	4,173	6,755
Restricted cash	1,269	1,716
Right-of-use operating asset	19,998	25,064
Other long-term assets	3,392	3,341
Total assets	$2,080,698	$2,159,246
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,285	$3,691
Accrued expenses	51,420	54,851
Operating lease liability, current portion	7,306	8,662
Total current liabilities	62,011	67,204
Operating lease liability, net of current portion	15,411	19,438
Other liabilities	—	270
Total liabilities	77,422	86,912
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2021 and December 31, 2020; 58,409,854 and 58,311,444 shares issued at March 31, 2021 and December 31, 2020; 58,406,821 and 58,308,411 shares outstanding at March 31, 2021 and December 31, 2020	6	6
Treasury stock, at cost, 3,033 shares at March 31, 2021 and December 31, 2020	(400)	(400)
Additional paid-in capital	3,137,164	3,109,807
Accumulated deficit	(1,133,258)	(1,037,494)
Accumulated other comprehensive gain (loss)	(236)	415
Total stockholders’ equity	2,003,276	2,072,334
Total liabilities and stockholders’ equity	$2,080,698	$2,159,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product revenue, net	$1,583	$2,286
Operating costs and expenses:
Cost of goods sold	187	170
Research and development	58,056	63,610
Selling, general and administrative	39,847	70,130
Total operating costs and expenses	98,090	133,910
Loss from operations	(96,507)	(131,624)
Interest income, net	708	4,729
Other income, net	35	155
Net loss	$(95,764)	$(126,740)
Net loss per share—basic and diluted	$(1.64)	$(2.44)
Weighted average number of common shares outstanding—basic and diluted	58,374,219	51,908,760
Comprehensive loss:
Net loss	$(95,764)	$(126,740)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(651)	(2,087)
Total other comprehensive gain (loss)	(651)	(2,087)
Total comprehensive loss	$(96,415)	$(128,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(95,764)	$(126,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,976	31,110
Premium on marketable securities	(9,459)	(240)
Amortization of premium (discount) on marketable securities	1,325	(18)
Depreciation	2,582	669
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(262)	1,221
Collaboration receivable - related party	(24,766)	—
Other long-term assets	(51)	99
Right-of-use operating asset	1,333	1,778
Operating lease liabilities, current	44	25
Operating lease liabilities, non-current	(1,498)	(1,897)
Accounts payable	(406)	(7,307)
Accrued expenses and other liabilities	(4,140)	(35,391)
Net cash used in operating activities	(109,086)	(136,691)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	182,970	275,197
Purchases of marketable securities	(841,786)	(68,651)
Purchases of property and equipment	—	(276)
Net cash provided by (used in) investing activities	(658,816)	206,270
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	5,623	3,160
Net cash provided by financing activities	5,623	3,160
Net increase (decrease) in cash, cash equivalents and restricted cash	(762,279)	72,739
Cash, cash equivalents and restricted cash at beginning of period	1,662,798	129,072
Cash, cash equivalents and restricted cash at end of period	$900,519	$201,811
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$—	$15
Lease asset de-recognized upon lease cancellation	$3,733	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercises of stock options	7,196	—	—	—	367	—	—	367
Issuance of common stock under the employee stock purchase plan	33,429	—	—	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	30,218	—	—	30,218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,087)	—	(2,087)
Net loss	—	—	—	—	—	—	(126,740)	(126,740)
Balances at March 31, 2020	51,917,819	$5	3,033	$(400)	$2,620,700	$(792)	$(1,770,307)	$849,206

Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	80,338	—	—	—	4,687	—	—	4,687
Issuance of common stock under the employee stock purchase plan	18,072	—	—	—	936	—	—	936
Stock-based compensation expense	—	—	—	—	21,734	—	—	21,734
Unrealized loss on available-for-sale securities	—	—	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	—	—	(95,764)	(95,764)
Balances at March 31, 2021	58,406,821	$6	3,033	$(400)	$3,137,164	$(236)	$(1,133,258)	$2,003,276

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

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of March 31, 2021, the Company had an accumulated deficit of $1.1 billion. From its inception through March 31, 2021, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014, in follow-on public offerings and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”). At some point after that time, the Company anticipates it will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek to raise additional capital if market conditions are favorable or in light of other strategic considerations.

COVID-19

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO. While there have been no material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. Similarly, while to date the Company has not experienced significant impacts to the Company’s development activities as a result of the COVID-19 pandemic, any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if current efforts to control the COVID-19 pandemic are not successful.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these condensed consolidated financial statements.

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2021, its results of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, its cash flows for the three months ended March 31, 2021 and 2020, and its statements of changes in stockholders’ equity for the three months ended March 31, 2021 and 2020. The consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including: the success of the roll-out of vaccines for COVID-19; the length, location and frequency of surges or waves of COVID-19 cases and the duration of the pandemic, even after the vaccines become readily available to all adults; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any continued precautionary measures taken to curb the spread of COVID-19; and the timing and success of return to normal business operations across the U.S. The Company has made estimates of the impact of the COVID-19 pandemic within its condensed consolidated financial statements, and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

Risks and Uncertainties

The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.

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

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement. For additional information, refer to Note 6, Collaboration Agreements.

Product revenue, net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at March 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at March 31, 2021, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

The Company records reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as its estimate of product that remains in the distribution channel inventory of its customers at the end of the reporting period. On a quarterly basis, the Company updates its estimates, if necessary, and records any material adjustments in the period they are identified.

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

Financial Assistance: The Company provides voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. The Company estimates the financial assistance amounts for ZULRESSO and records any such amounts within accrued expenses on its condensed consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the Company expects to receive using demographics for patients who have registered and been approved for assistance. Any adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the condensed consolidated balance sheets.

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

Collaborative arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above, and presents the arrangement as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.

For collaboration arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as research and development expense or selling, general and administrative expense, in the event of a payment to the collaborative partner in a period, or a reduction to these expense line items in the event of a reimbursement from the collaboration partner in a period, as appropriate.

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

The Company’s cash equivalents and marketable securities at March 31, 2021 and December 31, 2020 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2021 and December 31, 2020, respectively.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740, Income Taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. The Company adopted the standard on the required effective date of January 1, 2021. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$899,250	$816,384	$82,866	$—
Total cash equivalents	899,250	816,384	82,866	—
Marketable securities:
U.S. government securities	173,097	—	173,097	—
U.S. corporate bonds	345,857	—	345,857	—
International corporate bonds	202,770	—	202,770	—
U.S. commercial paper	170,796	—	170,796	—
International commercial paper	212,247	—	212,247	—
Total marketable securities	1,104,767	—	1,104,767	—
	$2,004,017	$816,384	$1,187,633	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$1,661,082	$1,637,609	$23,473	$—
Total cash equivalents	1,661,082	1,637,609	23,473	—
Marketable securities:
U.S. government securities	160,588	—	160,588	—
U.S. corporate bonds	123,107	—	123,107	—
International corporate bonds	57,676	—	57,676	—
U.S. commercial paper	45,963	—	45,963	—
International commercial paper	51,133	—	51,133	—
Total marketable securities	438,467	—	438,467	—
	$2,099,549	$1,637,609	$461,940	$—

During the three months ended March 31, 2021 and 2020, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$173,073	$30	$(6)	$—	$173,097
U.S. corporate bonds	346,021	118	(282)	—	345,857
International corporate bonds	202,848	70	(148)	—	202,770
U.S. commercial paper	170,803	4	(11)	—	170,796
International commercial paper	212,258	—	(11)	—	212,247
	$1,105,003	$222	$(458)	$—	$1,104,767

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$160,589	$11	$(12)	$—	$160,588
U.S. corporate bonds	122,882	240	(15)	—	123,107
International corporate bonds	57,485	200	(9)	—	57,676
U.S. commercial paper	45,963	—	—	—	45,963
International commercial paper	51,133	—	—	—	51,133
	$438,052	$451	$(36)	$—	$438,467

As of March 31, 2021, cash equivalents were comprised of commercial paper, money market funds and U.S. corporate bonds. As of December 31, 2020, cash equivalents were comprised of commercial paper, money market funds and U.S. treasury securities. As of March 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. treasury securities with a fair value of $239.2 million that had maturities of one to two years. As of December 31, 2020, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $5.1 million that had maturities of one to two years.

As of March 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for corporate bonds and U.S. treasury securities with a fair value of $219.0 million, that had maturities of one to two years.  As of December 31, 2020, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2021 and the year ended December 31, 2020.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Computer hardware and software	$1,302	$2,758
Furniture and equipment	964	1,865
Leasehold improvements	6,559	9,220
	8,825	13,843
Less: Accumulated depreciation	(4,652)	(7,088)
	$4,173	$6,755

Depreciation expense for the three months ended March 31, 2021 and 2020 was $2.6 million and $0.7 million, respectively.

During the three months ended March 31, 2021, the Company removed property and equipment that was fully-depreciated from the condensed consolidated balance sheet, resulting in a decrease of $1.8 million to the gross balance of property and equipment and accumulated depreciation.

During the three months ended March 31, 2021, the Company wrote off property and equipment related to a multi-tenant building under an operating lease for office space in Cambridge, Massachusetts, in connection with the early termination of the lease by the Company. The gross balance of property and equipment and accumulated depreciation decreased by $3.3 million. Of the gross balance, $2.1 million was depreciated immediately upon termination of the lease, and $1.2 million had been depreciated prior to the termination of the lease.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Accrued research and development costs	$39,276	$34,398
Employee-related	3,640	14,769
Professional services	7,817	5,184
Other	687	500
	$51,420	$54,851

5.	Leases, Commitments and Contingencies

Operating Leases

The Company has leases for office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately four years.  Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of January 1, 2020, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building under an operating lease that will expire on August 31, 2024, 40,419 square feet in the second building under an operating lease that will expire on August 31, 2024 and 15,975 square feet in the third building under an operating lease that was to expire on February 29, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

During the three months ended March 31, 2021, the Company terminated the operating lease for office space in the third building in Cambridge, Massachusetts.

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees.  These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019. The leases were for a term of three years and were to expire on various dates through January 31, 2022.  During the three months ended June 30, 2020, these leases were terminated as part of the April 2020 restructuring, and the remaining asset of $2.3 million and the liabilities related to these leases were de-recognized upon termination of the leases. During the three months ended December 31, 2020, the restricted cash of $0.7 million related to these leases was returned to the Company by the lessor.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on sales of SAGE-689, if such product candidate is successfully developed in the future.  Royalty rates are in the low single digits based on levels of net sales. As of March 31, 2021, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of March 31, 2021, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three months ended March 31, 2021 and 2020, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

As of March 31, 2021, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with the Regents of the University of California (“the Regents”) under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to the Regents clinical development milestones of $0.1 million, prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later.  As of March 31, 2021, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended March 31, 2021 and 2020, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted an exclusive, worldwide license under certain patent and other intellectual property rights related to SAGE-689. In exchange for these rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013. As of March 31, 2021, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical development milestones.

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

For the three months ended March 31, 2021 and 2020, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.
6.	Collaboration Agreements

Shionogi

In June 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of major depressive disorder (“MDD”) and other potential indications in Japan, Taiwan and South Korea (the “Shionogi Territory”). In October 2018, the Company entered into a supply agreement with Shionogi for zuranolone clinical material.

Under the terms of the collaboration agreement, Shionogi will be responsible for all clinical development, regulatory filings and commercialization of zuranolone for MDD, and potentially other indications, in the Shionogi Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote zuranolone in Japan. The Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, we recognized no collaboration revenue from our agreement with Shionogi.

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

Biogen

In November 2020, the Company entered into the Biogen Collaboration Agreement to jointly develop and commercialize SAGE-217 products for MDD, PPD and other disorders and SAGE-324 products for essential tremor and other disorders. Concurrently, the Company also entered into a Stock Purchase Agreement with BIMA (the “Biogen Stock Purchase Agreement”) to purchase shares of the Company’s common stock. The Biogen Collaboration Agreement became effective on December 28, 2020 (the “Effective Date”).

Under the terms of the Biogen Collaboration Agreement, the Company granted Biogen co-exclusive licenses to develop and commercialize SAGE-217 products and SAGE-324 products (each, a “Product Class” and together, the “Licensed Products”) in the U.S., an exclusive license to develop and commercialize SAGE-217 products in all countries of the world other than the U.S. and the Shionogi Territory, and an exclusive license to develop and commercialize SAGE-324 products in all countries of the world other than the U.S. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the “Biogen Territory”.

In connection with the effectiveness of the Biogen Collaboration Agreement and the closing of the sale of shares to BIMA in December 2020, the Company received $1.5 billion in consideration, comprised of an upfront payment of $875.0 million and the $650.0 million purchase price for 6,241,473 newly issued shares of the Company’s common stock (the “Biogen Shares”). As a result of the purchase of the Biogen Shares, Biogen has become a related party of the Company.

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

The Company will supply API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the agreement and will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

Unless terminated earlier, the Biogen Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the date on which (a) in any country in the Biogen Territory, the royalty term has expired for all Licensed Products in a Product Class in such country, and (b) for the U.S., the parties agree to permanently cease to commercialize all Licensed Products in a Product Class. Biogen also has the right to terminate the Biogen Collaboration Agreement for convenience in its entirety, on a Product Class-by-Product Class basis or as to a particular region, upon advance written notice. The Company has an opt-out right to convert the co-exclusive licenses in the U.S. to an exclusive license to Biogen on a Product Class-by-Product Class basis. Following the exercise of the opt-out right, the Company would no longer share equally in the profits and losses in the U.S. and would be entitled to receive certain royalty payments at percentage rates ranging from the high teens to low twenties and additional sales milestones.

The Company concluded that the Biogen Collaboration Agreement and the Biogen Stock Purchase Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another. The Company determined that the combined agreements had elements that were within the scope of Topic 606 and Topic 808.

As of the Effective Date, the Company identified the following promises in the Biogen Collaboration Agreement that were evaluated under the scope of Topic 606: delivery of (i) a co-exclusive license for SAGE-217 products in the U.S.; (ii) an exclusive license for SAGE-217 products in the Biogen Territory; (iii) a co-exclusive license for SAGE-324 products in the U.S.; (iv) an exclusive license for SAGE-324 products in the Biogen Territory; (v) the clinical manufacturing supply of API and bulk drug product for SAGE-217 products in the Biogen Territory; and (vi) the clinical manufacturing supply of API and bulk drug product for SAGE-324 products in the Biogen Territory.

The Company also evaluated whether certain options outlined within the Biogen Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Biogen and therefore are not considered separate performance obligations within the Biogen Collaboration Agreement.

The Company assessed the above promises and determined that the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for SAGE-217 products and SAGE-324 products in the U.S. are considered functional intellectual property and distinct from other promises under the contract. The exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory are considered functional licenses that are distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the licenses on its own or together with other readily available resources. As the co-exclusive licenses in the U.S. and the exclusive licenses in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The clinical manufacturing supply of API and bulk drug product for SAGE-217 products and SAGE-324 products for the Biogen Territory are considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2021, there were no collaboration revenues recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three months ended March 31, 2021, the Company recorded a net reimbursement of $24.8 million for the amount due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss and recognized a Collaboration Receivable – Related Party of $24.8 million in the condensed consolidated balance sheet. During the three months ended March 31, 2021, no payments were made to or received from Biogen.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

Three Months Ended March 31,
2021
(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$49,837
Net reimbursement from Biogen reflected in the condensed consolidated statement of operations and comprehensive loss:
Research and development expenses	(22,068)
Selling, general and administrative expenses	(2,698)
Total expenses related to the Biogen Collaboration Agreement in the condensed consolidated statement of operations and comprehensive loss	$25,071

The Company determined the transaction price under Topic 606 at the inception of the Biogen Collaboration Agreement to be $1.1 billion, consisting of the upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the Biogen Stock Purchase Agreement, when measured at fair value, plus future variable consideration for manufacturing supply of clinical API and bulk drug product for the Biogen Territory. The amount of variable consideration related to the future manufacturing services was not material. The Company determined that any variable consideration related to clinical development and regulatory milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

As noted above, the Company identified three performance obligations in the Biogen Collaboration Agreement: (i) the delivery of the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. and the exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory; (ii) the clinical manufacturing supply of API and bulk drug product for SAGE-217 products in the Biogen Territory; and (iii) the clinical manufacturing supply of the API and bulk drug product for SAGE-324 products in the Biogen Territory. The selling price of each performance obligation in the Biogen Collaboration Agreement was determined based on the Company’s SSP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of SAGE-217 products and SAGE 324 products in the Biogen Territory and the remaining fixed consideration to the license obligation. The variable consideration related to the manufacturing obligations was not material. As such, the entirety of the $1.1 billion fixed consideration of the transaction price has been allocated to the transfer of the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. and the exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the licenses to Biogen. As control of these licenses was transferred on the Effective Date and Biogen could begin to use and benefit from the licenses, the Company recognized $1.1 billion of license revenue during the year ended December 31, 2020 under the Biogen Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon the delivery of the supply to Biogen.

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

The Biogen Stock Purchase Agreement includes certain standstill provisions, lock-up restrictions, and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire the Company’s securities, seek or propose a tender or exchange offer or merger between the Company and Biogen, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date. BIMA has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares and to limit sales and transfers of the Biogen Shares for an additional eighteen month period, in each case subject to specified conditions and exceptions.

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
7.	Common Stock

On December 31, 2020, the Company completed the sale of 6,241,473 shares of its common stock in a private placement to BIMA at a price to the public of approximately $104.14 per share, resulting in aggregate gross proceeds to the Company of $650.0 million.
8.	Stock-Based Compensation

Equity Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”), which became effective immediately prior to the completion of the Company’s IPO. The 2014 Plan provides for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Plan”). The Company no longer grants stock options or other awards under its 2011 Plan, but any stock options outstanding under the 2011 Plan remain outstanding and effective in accordance with their terms.

The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2021, 2,332,336 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2020, were added to the 2014 Plan.

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

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Stock options granted by the Company that are not performance-based are considered time-based because they generally vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% cliff vesting at the one-year anniversary. All stock option awards expire in 10 years after the date of grant.

As of March 31, 2021, the total number of shares underlying outstanding awards under all equity plans was 10,024,525 and the total number of shares available for future issuance under all equity plans was 4,743,725 shares.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2020	957,695
Granted	341,721
Vested	—
Forfeited	(13,241)
Outstanding as of March 31, 2021	1,286,175

During the three months ended June 30, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units will vest over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which will be in April 2021 and April 2022, respectively. During the three months ended March 31, 2021, the Company granted no time-

based restricted stock units. No time-based restricted stock units vested during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021 and 2020, the Company granted 341,721 and 393,811 performance restricted stock units to employees of the Company, respectively. The performance restricted stock units granted during the three months ended March 31, 2021 are related to the achievement of a certain regulatory development milestone related to product candidates and commercial milestones. The performance restricted stock units granted during the three months ended March 31, 2020 are related to the achievement of certain clinical development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

No performance restricted stock units vested during the three months ended March 31, 2021 and 2020.

At March 31, 2021, 1,286,175 time-based restricted stock units and performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $85.6 million.

Stock Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,157,830	$91.41	6.91	$167,242
Granted	1,740,263	84.43
Exercised	(81,588)	58.34
Forfeited	(78,155)	139.01
Outstanding as of March 31, 2021	8,738,350	$89.90	7.28	$114,140
Exercisable as of March 31, 2021	4,846,143	$90.10	5.95	$86,826

At March 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $152.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.41 years.

The intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $2.2 million and $0.1 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended March 31, 2021, in connection with the hiring of its chief executive officer, the Company granted to its chief executive officer 650,000 stock options to purchase shares of common stock that contain performance-based vesting criteria which will vest upon the achievement of certain regulatory and commercial milestones. During the year ended December 31, 2020, the Company granted no stock options to employees to purchase shares of common stock that contained performance-based vesting criteria.

As of March 31, 2021 and 2020, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, 936,053 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $26.9 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$9,281	$12,224
Selling, general and administrative	12,695	18,886
	$21,976	$31,110

Stock-based compensation expense recognized during the three months ended March 31, 2021 and 2020 by award type was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock options	$19,679	$30,218
Restricted stock units	2,055	—
Employee stock purchase plan	242	892
	$21,976	$31,110

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2021 and 2020 was $54.93 and $46.44, respectively.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(95,764)	$(126,740)
Denominator:
Weighted average common stock outstanding —basic	58,374,219	51,908,760
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding —diluted	58,374,219	51,908,760
Net loss per share—basic and diluted	$(1.64)	$(2.44)

The following common stock equivalents outstanding as of March 31, 2021 and 2020 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	7,802,297	8,154,363
Restricted stock units	457,585	—
Employee stock purchase plan	10,462	26,356
	8,270,344	8,180,719

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part II, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our first product, ZULRESSO, is a proprietary intravenous formulation of brexanolone, approved in the U.S. as a treatment for PPD in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. We are also evaluating brexanolone in a Phase 3 clinical trial as a treatment for advanced COVID-19-related acute respiratory distress syndrome, known as ARDS. We expect data from this clinical trial in 2021.

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

In March 2021, we reported complete, topline 12-month data from the 30 mg cohort and interim topline data from the 50 mg cohort of the ongoing Phase 3 open-label SHORELINE Study evaluating zuranolone. The SHORELINE Study is designed to evaluate the safety and tolerability of zuranolone in adults for up to one year. Data reported showed that after the initial 2-week zuranolone treatment, more than 70% of patients who received 30 mg and 80% of patients who received 50 mg achieved positive response at Day 15.  In the 30 mg zuranolone cohort, approximately 70% of participants with positive response to an initial 2-week treatment required at most one additional zuranolone treatment during the 12-month study. Of the 489 patients continuing in the study, 210 (42.9%) patients used only the single initial zuranolone course, while 125 (25.6%) used a total of two courses, 58 (11.9%) used a total of three courses, 53 (10.8%) used a total of four courses, and 43 (8.8%) used a total of five courses. In the 199 patients who received zuranolone 50 mg only, approximately 80% achieved response and 43.2% achieved remission after the initial 2-week treatment period. In the 50 mg cohort, the adverse event profile was similar to that seen in patients who received 30 mg zuranolone. In both the 30 mg and 50 mg cohorts, zuranolone was generally well-tolerated with an adverse event profile consistent with data reported earlier. In the 30 mg cohort, 368 (51%) patients reported at least one adverse event. The most common treatment emergent adverse events (reported ≥5%) were somnolence (86; 11.9%), headache (103; 14.2%), and dizziness (54; 7.4%). Most adverse events were mild or moderate. The overall incidence rates of treatment emergent adverse events during the second, third, fourth, and fifth treatment courses were 42% (120/286), 28.6% (45/157), 29% (28/96), and 27.9% (12/43), respectively. The incidence of treatment emergent adverse events in the first treatment course was 51% (368/725). In the 50 mg cohort, 62.8% (125/199) of subjects reported at least one adverse event. Events >5% of somnolence, dizziness, and sedation were observed to be more frequent in the 50 mg cohort, but were similar in severity to the events seen with 30 mg. Most adverse events were mild or moderate. We plan to re-open enrollment in the 50 mg cohort of the open-label SHORELINE Study, increasing the target enrollment to 500 patients. Additionally, we plan to offer patients from the CORAL Study the ability to roll-over into the SHORELINE Study following completion of the CORAL Study. These extensions of the SHORELINE Study will allow us to collect additional long-term data on patients treated with zuranolone 50 mg.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324.  SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We are jointly developing zuranolone and SAGE-324 in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020.  Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful.  We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products.  In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi.  We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory.

In April 2021, we and Biogen announced that our Phase 2 KINETIC Study evaluating SAGE-324 in the treatment of adults with essential tremor (n=67 full analysis set) had achieved its primary endpoint of a statistically significant reduction from baseline compared to placebo in The Essential Tremor Rating Assessment Scale, or TETRAS, Performance Subscale Item 4 upper limb tremor score on Day 29 (P=0.049), which corresponded to a 36% reduction from baseline in upper limb tremor amplitude in patients receiving SAGE-324 compared to a 21% reduction in patients receiving placebo. Activities of daily living, or ADL, scores showed a statistically significant correlation with upper limb tremor score at all timepoints. Although the clinical trial was not powered to fully examine TETRAS ADL, SAGE-324 was numerically superior to placebo at all time points during treatment. Reported treatment-emergent adverse events were generally consistent with the safety profile of SAGE-324 previously reported. The most common treatment-emergent adverse events that occurred in 10% or more of patients in the SAGE-324 treatment group and at a rate at least twice as high as that of patients in the placebo group were: somnolence 68%; dizziness 38%; balance disorder 15%; diplopia 12%; dysarthria 12%; and gait disturbance 12%. In the KINETIC Study, patients with a more severe tremor at baseline (at or above the median TETRAS Performance Subscale upper limb tremor Item 4 score of 12) (n=47) who received SAGE-324 demonstrated a statistically significant reduction (P=0.007) from baseline in TETRAS Performance Subscale Item 4 upper limb tremor score compared to placebo at Day 29, corresponding to a 41% reduction from baseline in upper limb tremor amplitude in patients receiving SAGE-324 compared to an 18% reduction for placebo. We expect to initiate a dose-ranging Phase 2 clinical trial with SAGE-324 in essential tremor in late 2021. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

Our second area of focus for future clinical development is novel compounds that target the NMDA receptor. The first product candidate selected for development from this program is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.  We recently completed the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study.  In this clinical trial, eight patients aged 50 to 75 years old with mild cognitive impairment due to Parkinson’s disease received 3 mg of SAGE-718 daily for 14 days. Patients showed performance improvements from baseline on multiple tests in the cognitive domain of executive function during the 14 days of treatment.  Emerging signals on several measures also suggested improved performance from baseline on additional cognitive tests in the domains of learning and memory over a similar timeframe.  SAGE-718 was generally well tolerated; there were no serious adverse events reported, and no treatment emergent adverse events were determined to be related to SAGE-718.  In certain tests of attention and psychomotor speed, SAGE-718 demonstrated neutral results. Based on data generated with SAGE-718 to date, we intend to pursue several paths forward for SAGE-718 in parallel, including our plans to initiate a placebo-controlled Phase 2 clinical trial with SAGE-718 in patients with early to moderate Huntington’s disease in late 2021, and to activate a new 4-week dosing cohort in the PARADIGM study to gather additional data in the Parkinson’s disease patient population.  We are also conducting a Phase 2a open-label clinical trial of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia, known as the LUMINARY Study. We expect to report topline data from the LUMINARY Study in late 2021.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.1 billion as of March 31, 2021. Our net loss was $95.8 million for the three months ended March 31, 2021. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that we will incur significant expenses in the foreseeable future in connection with our ongoing activities, if and as we:

•

continue to advance Phase 3 clinical development and regulatory activities with respect to zuranolone in MDD and PPD, and potentially advance zuranolone for other indications, as part of our strategic collaboration with Biogen;

•	continue our commercialization efforts with respect to ZULRESSO in the treatment of PPD in the U.S., with a primary focus on geographies that have existing, active ZULRESSO treating sites;
•

initiate additional development activities with SAGE-324, including the next planned dose-ranging Phase 2 clinical trial with SAGE-324 in essential tremor, with potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the Phase 2a open-label LUMINARY Study of patients with Alzheimer’s disease mild cognitive impairment and mild dementia; initiate the planned placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with early to moderate Huntington’s disease; and activate a new 4-week dosing cohort in the PARADIGM study to gather additional data in the Parkinson’s disease patient population;

•

support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in Biogen’s licensed territories outside the U.S. and Shionogi’s development of zuranolone in the Shionogi Territory;

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

•

prepare and file new drug applications with the U.S. Food and Drug Administration, or FDA, and conduct pre-launch activities with respect to any of our product candidates that we believe have been successfully developed;

•	prepare to commercialize, and ultimately commercialize, any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•	at the appropriate time, as our development efforts progress, add personnel, including personnel to support product development and ongoing and future commercialization efforts;
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

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZULRESSO or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment, and, more recently, by the spread of COVID-19 in the U.S.  ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic.  The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given the continuing concerns about the COVID-19 pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. We anticipate that the COVID-19 pandemic will continue to have an adverse impact on our results of operations from sales of ZULRESSO even as vaccination rates increase, as some level of pandemic-related restrictions are likely to continue to be in effect for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the success of the roll-out of vaccines for COVID-19; the length, location and frequency of surges or waves of COVID-19 cases and the duration of the pandemic, even after the vaccines become readily available to all adults; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any continued precautionary measures taken to curb the spread of COVID-19; and the timing and success of any return to normal business operations across the U.S.

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

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Shionogi Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and manufacturing of zuranolone for MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a supply agreement with Shionogi for zuranolone clinical material. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million, which was recorded as collaboration revenue in the year ended December 31, 2018, and for the supply of active pharmaceutical agreement, or API, for Shionogi’s clinical trials.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock. The Biogen Collaboration Agreement became effective on December 28, 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of this purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory, except, with respect to the Licensed 217 Products, in the Shionogi Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model and present the arrangement as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as research and development expense or selling, general and administrative expense in the event of a payment to the collaborative partner in a period, or a reduction to these expense line items in the event of a reimbursement from the collaboration partner in a period, as appropriate.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three months ended March 31, 2021, research and development expense was reduced by $22.1 million related to this net reimbursement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three months ended March 31, 2021, selling, general and administrative expense was reduced by $2.7 million related to this net reimbursement.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Product revenue, net	$1,583	$2,286	$(703)
Operating costs and expenses:
Cost of goods sold	187	170	17
Research and development	58,056	63,610	(5,554)
Selling, general and administrative	39,847	70,130	(30,283)
Total operating costs and expenses	98,090	133,910	(35,820)
Loss from operations	(96,507)	(131,624)	35,117
Interest income, net	708	4,729	(4,021)
Other income, net	35	155	(120)
Net loss	$(95,764)	$(126,740)	$30,976

Product revenue, net

During the three months ended March 31, 2021 and 2020, we recognized $1.6 million and $2.3 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

For the three months ended March 31, 2021 and 2020, we recognized no collaboration revenue from our agreements with Shionogi and Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

During the three months ended March 31, 2021 and 2020, cost of goods sold was $0.2 million and $0.2 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc. and The Regents of the University of California on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2021 and 2020. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and development expenses

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$16,832	$20,142	$(3,310)
SAGE-324	2,500	3,418	(918)
SAGE-718	2,581	672	1,909
Other research and development programs	8,884	8,222	662
Unallocated expenses	17,978	18,932	(954)
Stock-based compensation	9,281	12,224	(2,943)
Total research and development expenses	$58,056	$63,610	$(5,554)

Research and development expenses for the three months ended March 31, 2021 were $58.1 million, compared to $63.6 million for the three months ended March 31, 2020. The decrease of $5.6 million was primarily due to the following:

•

a decrease of $3.3 million in expenses for development of zuranolone. The amount for the three months ended March 31, 2021 reflects an increase in expenses of $13.5 million offset by a reduction in expenses of $16.8 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reasons for the increase in expenses were spending on the WATERFALL Study and the CORAL Study;

•

a decrease of $0.9 million in expenses for development of SAGE-324. The amount for the three months ended March 31, 2021 reflects an increase in expenses of $1.6 million offset by a reduction in expenses of $2.5 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was the initiation of the Phase 2 clinical trial in mid- to late 2020;

•	an increase of $1.9 million in expenses for development of SAGE-718, primarily attributable to the initiation of the open-label Phase 2a clinical trials in mid- to late 2020;
•

a decrease of $1.0 million in unallocated expenses. The amount for the three months ended March 31, 2021 reflects an increase in expenses of $1.8 million offset by a reduction in expenses of $2.7 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement; and

•

a decrease of $2.9 million in non-cash stock-based compensation expense. The decrease in expenses is primarily from the impact of the cancellation of stock option grants that had been made to terminated employees, including those terminated in the April 2020 restructuring. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2021 and 2020.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Personnel-related	$10,914	$28,753	$(17,839)
Stock-based compensation	12,695	18,886	(6,191)
Professional fees	8,722	11,051	(2,329)
Other	7,516	11,440	(3,924)
Total selling, general and administrative expenses	$39,847	$70,130	$(30,283)

Selling, general and administrative expenses for the three months ended March 31, 2021 were $39.8 million, compared to $70.1 million for the three months ended March 31, 2020. The decrease of $30.3 million was primarily due to the following:

•

a decrease of $17.8 million in personnel-related costs. The amount for the three months ended March 31, 2021 reflects a decrease in expenses of $17.0 million and a reduction in expenses of $0.8 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the decrease in expenses was the termination of employees in the April 2020 restructuring;

•

a decrease of $6.2 million in non-cash stock-based compensation expense. The decrease in expenses is primarily from the impact of the cancellation of stock option grants that had been made to terminated employees, including those terminated in the April 2020 restructuring. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2021 and 2020;

•

a decrease of $2.3 million in professional fees. The amount for the three months ended March 31, 2021 reflects a decrease in expenses of $1.4 million and a reduction in expenses of $0.9 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the decrease in expenses was the impact of the April 2020 restructuring on our spending for commercial activities; and

•

a decrease of $3.9 million in other costs. The amount for the three months ended March 31, 2021 reflects a decrease in expenses of $2.9 million and a reduction in expenses of $1.0 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reasons for the decrease in expenses were the impact of the April 2020 restructuring and the impact of the COVID-19 pandemic, resulting in our employees working remotely and a reduction in business travel.

Interest income, net and Other income, net

Interest income, net, and other expense, net, for the three months ended March 31, 2021 and 2020 were $0.7 million and $4.9 million, respectively. The primary reason for the decrease was the reduction in interest rates that started during the three months ended March 31, 2020.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.  To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of March 31, 2021, we had an accumulated deficit of $1.1 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price to the public of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through March 31, 2021, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and to BIMA. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of March 31, 2021, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $2.0 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(109,086)	$(136,691)
Investing activities	(658,816)	206,270
Financing activities	5,623	3,160
Total	$(762,279)	$72,739

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities primarily resulted from our net loss of $95.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $29.7 million, partially offset by $16.4 million of non-cash items.

During the three months ended March 31, 2020, net cash used in operating activities primarily resulted from our net loss of $126.7 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $41.5 million, partially offset by $31.5 million of non-cash items.

Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $658.8 million and net cash provided by investing activities was $206.3 million, respectively.  During the three months ended March 31, 2021 and 2020, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the three months ended March 31, 2021, we invested cash that we received from Biogen on December 31, 2020 in marketable securities.

Financing Activities

During the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $5.6 million and $3.2 million, respectively. The increase is from an increase in proceeds from the exercises of stock options.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. During that time, we expect to incur significant expenses as we continue to develop and commercialize our product and product candidates and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, which will be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;

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
•

the ability of zuranolone, SAGE-324 and SAGE-718 and our other clinical-stage product candidates to progress through clinical development successfully; the timing, scope and outcome of regulatory filings, reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including if current efforts to control the COVID-19 pandemic are not successful.  If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by SEC rules.

Application of Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements to our Annual Report, we believe that our most critical accounting policies are those relating to revenue recognition, collaborative arrangements, accrued research and development expenses, and stock-based compensation.

Except for the collaborative arrangements policy described below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report.

Collaborative arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model and present the arrangement as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as research and development expense or selling, general and administrative expense in the event of a payment to the collaborative partner in a period, or a reduction to these expense line items in the event of a reimbursement from the collaboration partner in a period, as appropriate.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, Summary of Significant Accounting Policies, in the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of approximately $2.0 billion as of March 31, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

We may never be able to generate meaningful revenues from sales of ZULRESSO® (brexanolone) CIV injection at levels or on timing necessary to support our investment and goals.

Our first product, ZULRESSO, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 as a treatment for postpartum depression, or PPD, in adults, and was made commercially available in June 2019.  We may never be able to generate meaningful revenues from sales of ZULRESSO or revenues at levels or on timing necessary to support our investment and goals. Our revenues from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the COVID-19 pandemic, and these factors are expected to continue to impact revenues negatively in the future.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion.  The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming.  These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage.  These requirements have created significant barriers to treatment for women with PPD.  We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact.  The COVID-19 pandemic has compounded these barriers and further impacted sales of ZULRESSO in the U.S. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. We expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. Given the fluidity of the pandemic situation, we cannot predict the length or scope of such continued adverse impact.

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

•

More healthcare providers than we expected have been unwilling to accept ZULRESSO as a treatment paradigm for women with PPD and this may continue; we believe this unwillingness is due primarily to the product profile and reimbursement challenges associated with ZULRESSO.

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

Drug development is a long, expensive and uncertain process, involving a high degree of risk.  Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.  Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of zuranolone in MDD and PPD or of any of our other product candidates in the indications we may study, or do not support the safety or efficacy or our intended profile for the product.  We also may not be able to meet the requirements for non-clinical or clinical data needed to advance such a development program. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.  We are, for example, evaluating a 50 mg dose in our ongoing pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone, and we evaluated a higher dose in our completed Phase 2 clinical trial of SAGE-324 in essential tremor, and we might decide to do so with other studies or programs in the future. In the case of zuranolone, we or our collaborators may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and traditional antidepressants, or safety and efficacy concerns with respect to retreatment that require additional studies be conducted or cause us not to continue our efforts.

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

The continuing COVID-19 pandemic in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities.  Continuing concerns about COVID-19 and related precautions and restrictions may make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment.  Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses.  These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients.

 In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites have, in some cases, taken steps to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection.  Similarly, some clinical sites have imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations.   Some of these measures may continue or increase in the future depending on a number of factors, including the COVID-19 case rate in a particular community, the success of roll-out of the COVID-19 vaccines in the general population, and any adverse impact of the evolving spread of variants of the virus that causes COVID-19.  Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities.  We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. The scope and timing of the expected negative impact will depend on, among other factors, the success of the roll-out of vaccines for COVID-19; the length, location and frequency of surges or waves of COVID-19 cases; the duration of the pandemic, even after the vaccines become readily available to all adults; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any continued precautionary measures taken to curb the spread of COVID-19; and the timing and success of any return to normal business operations across the U.S.  We cannot predict for how long and to what extent the COVID-19 pandemic will have an adverse impact on ZULRESSO sales.

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

•

delays or disruptions in non-clinical studies due to precautions taken by contract research organizations, or CROs, or other vendors in light of the spread of COVID-19 or related restrictions recommended or imposed by federal, state or local authorities;

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

The COVID-19 pandemic has also caused economic disruption, which could impair our business prospects.  Additionally, future surges of COVID-19 or the failure of current efforts to control the pandemic may cause further economic disruptions and may in the future adversely impact the capital markets and make additional capital unavailable to us on acceptable terms, or at all if we were to seek it.

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

Even if marketing approval is granted for a product, we may face significant post-marketing obligations and future development and regulatory difficulties.

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

Our most advanced product candidate, zuranolone, is in Phase 3 development for MDD and PPD.  Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs and SNRIs. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In April 2021, Axsome Therapeutics, Inc. announced that the FDA had accepted and granted priority review to the NDA package for its NMDA receptor antagonist, AXS-05, which received Breakthrough Therapy designation for MDD in March 2019. In addition, if zuranolone is successfully developed and approved for PPD, it could reduce our commercial opportunity for ZULRESSO.

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

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products.  Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected if any of our collaborators fails to perform its obligations or terminates our collaboration, or if we are not able to establish future collaborations that we believe to be important to our business on commercially reasonable terms.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products.  Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration and license agreement with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, collectively with BIMA, Biogen, to jointly develop and commercialize zuranolone and SAGE-324 in the U.S. and granting Biogen rights to develop and commercialize those product candidates in the rest of the world other than Japan, Taiwan and South Korea, or the Shionogi Territory, in the case of zuranolone.  We have a separate collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone in the Shionogi Territory.  The efforts under these collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development and commercialization of our product candidates.  Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels, which could hamper our overall development and commercialization efforts or increase our overall spending.  Our collaborators may independently develop, or develop with a competitor, competitive products; or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

Given the complexity and level of activities and resources that may be necessary to commercialize future products, if our development efforts are successful, we may in the future need to increase our number of employees and the scope of our operations. For example, if we are ultimately successful in our development efforts with respect to our product candidates, we will need to recruit and train additional qualified personnel, and continue to implement and improve our managerial, operational and financial systems.  We may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure and give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage any potential expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any future products that we successfully develop, and to compete effectively will depend, in part, on our ability to effectively manage the potential future expansion of our company.

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

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history, and have not generated significant revenue to date. We have incurred significant operating losses since our inception, and anticipate that we will incur losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which investors can base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in April 2010.  We have only one approved product, and only began generating revenue from product sales in the second quarter of 2019.

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2021, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of March 31, 2021, our cash, cash equivalents and marketable securities were $2.0 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $95.8 million for the three months ended March 31, 2021, and our accumulated deficit was $1.1 billion as of March 31, 2021.

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

As of March 31, 2021, our cash, cash equivalents and marketable securities were $2.0 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates.  If the pandemic and related economic conditions continue for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1*	Separation Agreement, by and between the Registrant and Michael Cloonan, dated March 12, 2021

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

May 4, 2021	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

May 4, 2021	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)