Form 10-Q
period 2021-06-30
Sage Therapeutics, Inc.
filed 2021-08-03
CIK 1597553

Covid

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, there were 58,811,151 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

•	Existing or future laws, regulations, executive orders or policies aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations.

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$514,158	$1,661,082
Marketable securities	1,397,157	438,467
Prepaid expenses and other current assets	28,846	22,821
Collaboration receivable - related party	48,438	—
Total current assets	1,988,599	2,122,370
Property and equipment, net	3,280	6,755
Restricted cash	1,269	1,716
Right-of-use operating asset	18,728	25,064
Other long-term assets	3,599	3,341
Total assets	$2,015,475	$2,159,246
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,917	$3,691
Accrued expenses	61,623	54,851
Operating lease liability, current portion	7,358	8,662
Total current liabilities	71,898	67,204
Operating lease liability, net of current portion	13,964	19,438
Other liabilities	101	270
Total liabilities	85,963	86,912
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2021 and December 31, 2020; 58,773,397 and 58,311,444 shares issued at June 30, 2021 and December 31, 2020; 58,770,364 and 58,308,411 shares outstanding at June 30, 2021 and December 31, 2020	6	6
Treasury stock, at cost, 3,033 shares at June 30, 2021 and December 31, 2020	(400)	(400)
Additional paid-in capital	3,170,694	3,109,807
Accumulated deficit	(1,240,503)	(1,037,494)
Accumulated other comprehensive gain (loss)	(285)	415
Total stockholders’ equity	1,929,512	2,072,334
Total liabilities and stockholders’ equity	$2,015,475	$2,159,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue, net	$1,643	$1,089	$3,226	$3,375
Operating costs and expenses:
Cost of goods sold	148	110	335	280
Research and development	66,170	73,320	124,226	136,930
Selling, general and administrative	43,346	38,224	83,193	108,355
Restructuring	—	28,402	—	28,402
Total operating costs and expenses	109,664	140,056	207,754	273,967
Loss from operations	(108,021)	(138,967)	(204,528)	(270,592)
Interest income, net	732	2,686	1,440	7,416
Other income (expense), net	44	(66)	79	89
Net loss	$(107,245)	$(136,347)	$(203,009)	$(263,087)
Net loss per share—basic and diluted	$(1.83)	$(2.63)	$(3.47)	$(5.07)
Weighted average number of common shares outstanding—basic and diluted	58,582,569	51,926,074	58,478,970	51,917,417
Comprehensive loss:
Net loss	$(107,245)	$(136,347)	$(203,009)	$(263,087)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(49)	2,501	(700)	414
Total other comprehensive gain (loss)	(49)	2,501	(700)	414
Total comprehensive loss	$(107,294)	$(133,846)	$(203,709)	$(262,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(203,009)	$(263,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	49,639	55,142
Premium on marketable securities	(16,873)	(494)
Amortization of premium on marketable securities	4,688	304
Depreciation	3,475	1,331
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,025)	(2,162)
Collaboration receivable - related party	(48,438)	—
Other long-term assets	(258)	378
Right-of-use operating asset	2,602	3,461
Operating lease liabilities, current	97	(49)
Operating lease liabilities, non-current	(2,945)	(3,602)
Accounts payable	(774)	(12,815)
Accrued expenses and other liabilities	5,966	(34,082)
Net cash used in operating activities	(211,855)	(255,675)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	360,939	595,769
Purchases of marketable securities	(1,308,143)	(211,771)
Purchases of property and equipment	—	(346)
Net cash provided by (used in) investing activities	(947,204)	383,652
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	12,484	3,546
Payment of employee tax obligations related to vesting of restricted stock units	(796)	—
Net cash provided by financing activities	11,688	3,546
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,147,371)	131,523
Cash, cash equivalents and restricted cash at beginning of period	1,662,798	129,072
Cash, cash equivalents and restricted cash at end of period	$515,427	$260,595
Supplemental disclosure of non-cash operating and investing activities
Lease asset de-recognized upon lease cancellation	$3,733	$2,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercises of stock options	7,196	—	—	—	367	—	—	367
Issuance of common stock under the employee stock purchase plan	33,429	—	—	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	30,218	—	—	30,218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,087)	—	(2,087)
Net loss	—	—	—	—	—	—	(126,740)	(126,740)
Balances at March 31, 2020	51,917,819	$5	3,033	$(400)	$2,620,700	$(792)	$(1,770,307)	$849,206
Issuance of common stock from exercises of stock options	17,160	—	—	—	387	—	—	387
Stock-based compensation expense	—	—	—	—	24,168	—	—	24,168
Unrealized gain on available-for-sale securities	—	—	—	—	—	2,501	—	2,501
Net loss	—	—	—	—	—	—	(136,347)	(136,347)
Balances at June 30, 2020	51,934,979	$5	3,033	$(400)	$2,645,255	$1,709	$(1,906,654)	$739,915

Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	80,338	—	—	—	4,687	—	—	4,687
Issuance of common stock under the employee stock purchase plan	18,072	—	—	—	936	—	—	936
Stock-based compensation expense	—	—	—	—	21,734	—	—	21,734
Unrealized loss on available-for-sale securities	—	—	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	—	—	(95,764)	(95,764)
Balances at March 31, 2021	58,406,821	$6	3,033	$(400)	$3,137,164	$(236)	$(1,133,258)	$2,003,276
Issuance of common stock from exercises of stock options	159,070	—	—	—	6,861	—	—	6,861
Stock-based compensation expense	—	—	—	—	27,465	—	—	27,465
Unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	(49)
Vesting of restricted stock units, net of employee tax obligations	204,473	—	—	—	(796)	—	—	(796)
Net loss	—	—	—	—	—	—	(107,245)	(107,245)
Balances at June 30, 2021	58,770,364	$6	3,033	$(400)	$3,170,694	$(285)	$(1,240,503)	$1,929,512

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

The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the uncertainty of being able to secure additional capital when needed to fund operations; and the impact of the COVID-19 pandemic on its clinical trials, operations and financial condition.

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of June 30, 2021, the Company had an accumulated deficit of $1.2 billion. From its inception through June 30, 2021, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

COVID-19

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has not experienced any material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. Similarly, while to date the Company has not experienced significant impacts to the Company’s development activities as a result of the COVID-19 pandemic, any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if current efforts to control the COVID-19 pandemic are not successful.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, its results of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, its cash flows for the six months ended June 30, 2021 and 2020, and its statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020. The consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including: the success of the roll-out of vaccines for COVID-19 and the duration of the vaccines’ efficacy against COVID-19 and its variants; the length, location and frequency of surges or waves of COVID-19 cases, including “breakthrough” cases in fully vaccinated people; the duration of the pandemic; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any precautionary measures taken to curb the spread of COVID-19; and the success of the return to normal business operations across the U.S. The Company has made estimates of the impact of the COVID-19 pandemic within its condensed consolidated financial statements, and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

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

Product revenue, net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2021, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

Product Returns: Consistent with industry practice, the Company offers product return rights to direct customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the condensed consolidated balance sheets. Product returns have been immaterial to date and are expected to remain immaterial in the future. The Company will update its estimated refund liability, on at least a quarterly basis, based on actual shipments of ZULRESSO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns.

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

The Company’s cash equivalents and marketable securities at June 30, 2021 and December 31, 2020 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2021 and December 31, 2020, respectively.

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

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$514,158	$506,196	$7,962	$—
Total cash equivalents	514,158	506,196	7,962	—
Marketable securities:
U.S. government securities	247,217	—	247,217	—
U.S. corporate bonds	521,243	—	521,243	—
International corporate bonds	259,048	—	259,048	—
U.S. commercial paper	153,335	—	153,335	—
International commercial paper	216,314	—	216,314	—
Total marketable securities	1,397,157	—	1,397,157	—
	$1,911,315	$506,196	$1,405,119	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$1,661,082	$1,637,609	$23,473	$—
Total cash equivalents	1,661,082	1,637,609	23,473	—
Marketable securities:
U.S. government securities	160,588	—	160,588	—
U.S. corporate bonds	123,107	—	123,107	—
International corporate bonds	57,676	—	57,676	—
U.S. commercial paper	45,963	—	45,963	—
International commercial paper	51,133	—	51,133	—
Total marketable securities	438,467	—	438,467	—
	$2,099,549	$1,637,609	$461,940	$—

During the six months ended June 30, 2021 and 2020, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$247,289	$6	$(78)	$—	$247,217
U.S. corporate bonds	521,373	99	(229)	—	521,243
International corporate bonds	259,127	51	(130)	—	259,048
U.S. commercial paper	153,337	2	(4)	—	153,335
International commercial paper	216,316	3	(5)	—	216,314
	$1,397,442	$161	$(446)	$—	$1,397,157

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$160,589	$11	$(12)	$—	$160,588
U.S. corporate bonds	122,882	240	(15)	—	123,107
International corporate bonds	57,485	200	(9)	—	57,676
U.S. commercial paper	45,963	—	—	—	45,963
International commercial paper	51,133	—	—	—	51,133
	$438,052	$451	$(36)	$—	$438,467

As of June 30, 2021, cash equivalents were comprised of U.S. commercial paper, money market funds and U.S. corporate bonds. As of December 31, 2020, cash equivalents were comprised of commercial paper, money market funds and U.S. treasury securities.

As of June 30, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds and international corporate bonds with a fair value of $411.6 million that had maturities of one to two years. These marketable securities are classified as current assets on the balance sheet because they are considered to be “available for sale” and the Company can convert them into cash to fund current operations.

As of December 31, 2020, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $5.1 million that had maturities of one to two years.

As of June 30, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S government securities, U.S. corporate bonds and international corporate bonds with a fair value of $368.2 million, that had maturities of one to two years. As of December 31, 2020, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2021 and the year ended December 31, 2020.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Computer hardware and software	$1,260	$2,758
Furniture and equipment	896	1,865
Leasehold improvements	5,799	9,220
	7,955	13,843
Less: Accumulated depreciation	(4,675)	(7,088)
	$3,280	$6,755

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.9 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $3.5 million and $1.3 million, respectively.

During the six months ended June 30, 2021, the Company removed property and equipment that was fully-depreciated from the condensed consolidated balance sheet, resulting in a decrease of $1.8 million to the gross balance of property and equipment and accumulated depreciation.

During the six months ended June 30, 2021, the Company wrote off property and equipment related to a multi-tenant building under an operating lease for office space in Cambridge, Massachusetts, in connection with the early termination of the lease by the Company. The gross balance of property and equipment and accumulated depreciation decreased by $3.3 million. Of the decrease to the gross balance, $2.1 million was depreciated immediately upon termination of the lease, and $1.2 million had been depreciated prior to the termination of the lease. Additionally, during the three months ended June 30, 2021, the Company wrote off property and equipment related to a different multi-tenant building under an operating lease for office space in Cambridge, Massachusetts, in connection with a sublease of a portion of the leased office space. The gross balance of property and equipment and accumulated depreciation decreased by $0.9 million. Of the decrease to the gross balance, $0.5 million was depreciated immediately upon termination of the lease, and $0.4 million had been depreciated prior to the termination of the lease.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development costs	$43,169	$34,398
Employee-related	8,283	14,769
Professional services	9,438	5,184
Other	733	500
	$61,623	$54,851

5.	Leases, Commitments and Contingencies

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

As of January 1, 2020, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, under an operating lease that will expire on August 31, 2024, 40,419 square feet in the second building, under an operating lease that will expire on August 31, 2024 and 15,975 square feet in the third building, under an operating lease that was to expire on February 29, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

During the three months ended March 31, 2021, the Company terminated the operating lease for office space in the third building in Cambridge, Massachusetts and the remaining right-of-use asset of $3.7 million and the associated liabilities related to this lease were de-recognized upon termination of the lease. During the three months ended June 30, 2021, the Company entered into a sublease for a portion of the leased office space in the second building in Cambridge, Massachusetts.

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees. These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019. The leases were for a term of three years and were to expire on various dates through January 31, 2022. During the three months ended June 30, 2020, these leases were terminated as part of the April 2020 restructuring, and the remaining right-of-use asset of $2.3 million and the associated liabilities related to these leases were de-recognized upon termination of the leases. During the three months ended December 31, 2020, the restricted cash of $0.7 million related to these leases was returned to the Company by the lessor.

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to

CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. As of June 30, 2021, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of June 30, 2021, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the six months ended June 30, 2021 and 2020, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

As of June 30, 2021, the Company has made no milestone payments related to clinical development or regulatory milestones for SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. As of June 30, 2021, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the six months ended June 30, 2021 and 2020, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted an exclusive, worldwide license under certain patent and other intellectual property rights related to SAGE-689. In exchange for these rights, the Company paid an upfront, non-refundable payment of $50,000 and is required to pay an annual license maintenance fee of $15,000 on each subsequent anniversary date until the first Phase 2 clinical trial for a licensed product is initiated. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013. As of June 30, 2021, the Company has recorded research and development expense and made a cash payment of $50,000 related to these clinical development milestones.

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

For the six months ended June 30, 2021 and 2020, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.
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

The Company determined that the performance obligations in the Shionogi collaboration agreement included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of active pharmaceutical ingredient (“API”). The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation. Given that Shionogi is not obligated to purchase any minimum amount or quantities of commercial API, the supply of API to Shionogi for commercial use was determined to be an option for Shionogi, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that there was no separate material right in connection with the supply of API for commercial use as the expected pricing was not at a discount. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

Under the terms of the Biogen Collaboration Agreement, the Company granted Biogen co-exclusive licenses to develop and commercialize SAGE-217 products and SAGE-324 products (each, a “Product Class” and together, the “Licensed Products”) in the U.S., an exclusive license to develop and commercialize SAGE-217 products in all countries of the world other than the U.S. and the Shionogi Territory, and an exclusive license to develop and commercialize SAGE-324 products in all countries of the world other than the U.S. The Company refers to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the “Biogen Territory”.

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

Development and commercialization activities in the U.S. will be conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that will consist at all times of an equal number of representatives of each party. The Company and Biogen will share equally in the costs for development and commercialization, as well as the profits and losses, in the U.S., subject to the Company’s opt-out right described below. Biogen will be solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above.

The Company will supply API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the agreement and will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2021, there were no collaboration revenues recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three and six months ended June 30, 2021, the Company recorded a net reimbursement of $23.7 million and $48.4 million, respectively, for the amount due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2021, the Company recorded a Collaboration Receivable – Related Party of $48.4 million in the condensed consolidated balance sheet. During the three and six months ended June 30, 2021, no payments were made to Biogen, and no payments were received from Biogen. In July 2021, the Company received a payment of $24.8 million from Biogen for the amount due for the three months ended March 31, 2021.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$48,866	$98,703
Net reimbursement from Biogen reflected in the condensed consolidated statement of operations and comprehensive loss:
Research and development expenses	(20,141)	(42,209)
Selling, general and administrative expenses	(3,531)	(6,229)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statement of operations and comprehensive loss	$25,194	$50,265

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

On December 31, 2020, the Company completed the sale of 6,241,473 shares of its common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds to the Company of $650.0 million. For additional information, refer to Note 6, Collaboration Agreements.
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

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Stock options granted by the Company that are not performance-based are considered time-based because they generally vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% cliff vesting at the one-year anniversary. All stock option awards expire 10 years after the date of grant.

As of June 30, 2021, the total number of shares underlying outstanding awards under all equity plans was 8,979,250 and the total number of shares available for future issuance under all equity plans was 5,402,463 shares.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2020	957,695
Granted	373,121
Vested	(218,017)
Forfeited	(98,311)
Outstanding as of June 30, 2021	1,014,488

During the three months ended June 30, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units will vest over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which was in April 2021 and will be in April 2022, respectively. During the three months ended June 30, 2021, 113,941 time-based restricted stock units vested, and the fair value of the restricted stock units that vested was $8.8 million.

During the six months ended June 30, 2021, the Company granted no time-based restricted stock units.

During the three months ended June 30, 2021 and 2020, the Company granted 31,400 and 39,005 performance restricted stock units to employees of the Company, respectively; and during the six months ended June 30, 2021 and 2020, the Company granted 373,121 and 432,816 performance restricted stock units to employees of the Company, respectively. The performance restricted stock units granted during the six months ended June 30, 2021 are related to the achievement of a certain regulatory development milestone related to product candidates and commercial milestones. The performance restricted stock units granted during the six months ended June 30, 2020 are related to the achievement of certain clinical development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended June 30, 2021, one milestone for outstanding performance restricted stock units was achieved, and the fair value of the performance restricted stock units that vested upon achievement was $6.1 million. 39% of the performance restricted stock units that were granted during the year ended December 31, 2020 included this milestone as a vesting condition. No performance restricted stock units vested during the six months ended June 30, 2020.

At June 30, 2021, 1,014,488 time-based restricted stock units and performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $67.1 million.

Stock Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,157,830	$91.41	6.91	$167,242
Granted	1,873,063	$83.83
Exercised	(250,108)	$45.98
Forfeited	(816,023)	$138.19
Outstanding as of June 30, 2021	7,964,762	$86.26	7.10	$50,537
Exercisable as of June 30, 2021	4,467,182	$83.13	5.77	$43,822

At June 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $134.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.31 years.

The intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $7.5 million and $0.4 million, respectively.

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

As of June 30, 2021 and 2020, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, 915,948 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $26.0 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$13,453	$10,120	$22,734	$22,344
Selling, general and administrative	14,210	12,124	26,905	31,010
Restructuring	—	1,788	—	1,788
	$27,663	$24,032	$49,639	$55,142

Stock-based compensation expense recognized during the three and six months ended June 30, 2021 and 2020 by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	$21,545	$23,418	$41,224	$53,636
Restricted stock units	5,920	750	7,975	750
Employee stock purchase plan	198	(136)	440	756
	$27,663	$24,032	$49,639	$55,142

The stock-based compensation expense recorded for the restructuring in the six months ended June 30, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested option grants that had been made to employees whose employment was terminated in the restructuring.

The negative amount of stock-based compensation expense for the employee stock purchase plan in the six months ended June 30, 2020 was mainly due to the fact that employees whose employment ended during that quarter because of the restructuring were no longer eligible to purchase shares in the enrollment period that ended on June 30, 2020.

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2021 and 2020 was $54.51 and $37.16, respectively.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(107,245)	$(136,347)	$(203,009)	$(263,087)
Denominator:
Weighted average common stock outstanding —basic	58,582,569	51,926,074	58,478,970	51,917,417
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	58,582,569	51,926,074	58,478,970	51,917,417
Net loss per share—basic and diluted	$(1.83)	$(2.63)	$(3.47)	$(5.07)

The following common stock equivalents outstanding as of June 30, 2021 and 2020 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	7,048,814	7,172,273	7,048,814	7,172,273
Restricted stock units	333,220	523,870	333,220	523,870
Employee stock purchase plan	28,687	39,290	28,687	39,290
	7,410,721	7,735,433	7,410,721	7,735,433

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

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for certain affective disorders, including major depressive disorder, or MDD, and PPD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. To date, we have completed four pivotal clinical trials of zuranolone, three in MDD and one in PPD.  The completed pivotal trial evaluating zuranolone in the treatment of PPD and two of the three completed pivotal trials evaluating zuranolone in the treatment of MDD met their primary endpoints, including the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled study evaluating the efficacy and safety of zuranolone 50 mg in adults 18 to 64 years with MDD, for which we announced results in June 2021. In the WATERFALL Study, zuranolone 50 mg showed a statistically significant and clinically meaningful reduction in depressive symptoms as measured by the 17-item Hamilton Rating Scale for Depression (HAMD-17) total score at Day 15 (p=0.0141) compared to placebo. Patients with a response at Day 15 to zuranolone retained on average 86% of their HAMD-17 improvement at Day 42 (four weeks after dosing ended). A rapid onset of treatment effect was seen in the HAMD-17 results at Days 3, 8 and 12. Zuranolone was generally well-tolerated in the WATERFALL Study and demonstrated a safety profile consistent with previous clinical studies. The rate of treatment emergent adverse events in the zuranolone group was 60.1% (161/268) compared to the placebo group at 44.6% (120/269). The majority of the treatment emergent adverse events were mild to moderate. The most common treatment emergent adverse events that were ≥ 5% in patients treated with zuranolone (rates compared to placebo) included somnolence 15.3% (3.0%), dizziness 13.8% (2.2%), headache 10.8% (7.8%), and sedation 7.5% (0.4%). These events predominantly occurred during the 14-day treatment period. Throughout the study, a total of four patients reported serious adverse events, two (0.7%) each in the zuranolone and placebo groups; no deaths occurred in the study. The percent of patients reporting treatment emergent adverse events leading to drug discontinuation was 3.4% (9/268) and 1.5% (4/269), in the zuranolone and placebo groups, respectively.

We are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory.

We and Biogen plan to discuss next steps for zuranolone with the FDA.  Two Phase 3 placebo-controlled clinical trials, the CORAL Study in MDD and the SKYLARK Study in PPD, are ongoing.  An open-label Phase 3 clinical trial of zuranolone in MDD, known as the SHORELINE Study, is also ongoing. In March 2021, we reported topline 12-month data from the completed 30 mg cohort and interim topline data from the 50 mg cohort of the SHORELINE Study, which is designed to evaluate the safety and tolerability of zuranolone in adults for up to one year. We have re-opened enrollment in the 50 mg cohort of the SHORELINE Study, increasing target enrollment, and have offered the ability of patients who complete the CORAL Study to roll-over into the SHORELINE Study. We expect to report topline results from the CORAL Study and a data cut from the 50 mg cohort of the SHORELINE Study in late 2021. We have experienced a slower than anticipated pace of enrollment in the SKYLARK Study, due, we believe, to a lower number of women seeking care for PPD and a lower rate of childbirth during the COVID-19 pandemic.  As a result, we now expect to report topline results from the SKYLARK Study in mid-2022.

Additionally, we recently announced that we are formally terminating our clinical trial designed to evaluate a fixed schedule intermittent dosing of zuranolone 30 mg in the treatment of MDD throughout the course of a year, which we called the REDWOOD Study, and a clinical trial designed to investigate the efficacy and safety of zuranolone 30 mg in patients with MDD and co-morbid insomnia, which we called the RAINFOREST Study.  These studies have been suspended since the first quarter of 2020. We do not believe that these studies will be required for a potential NDA submission.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we announced that our placebo-controlled Phase 2 KINETIC Study evaluating SAGE-324 in the treatment of adults with essential tremor had achieved its primary endpoint. We intend to initiate a Phase 2 dose-ranging clinical trial of SAGE-324 in patients with essential tremor in late 2021.  Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

Our second area of focus for development is novel compounds that target the NMDA receptor. The lead product candidate selected in this area is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study. We recently dosed the first patient in a 4-week dosing cohort in the PARADIGM study to gather additional data in the Parkinson’s disease patient population. In this cohort, up to 20 additional patients aged 50 to 75 years old with mild cognitive impairment due to Parkinson’s disease will receive 3 mg of SAGE-718 for four weeks, and will continue to be assessed for a period of time after treatment is complete. We are also conducting a Phase 2a open-label clinical trial of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia, known as the LUMINARY Study. We expect to report topline data from the LUMINARY Study in late 2021.  In addition, we plan to initiate a placebo-controlled Phase 2 clinical trial with SAGE-718 in patients with early to moderate Huntington’s disease in late 2021.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. Our early-stage GABAA modulators include SAGE-689, for which we have initiated Phase 1 development as a potential intramuscular therapy for disorders associated with acute GABA hypofunction, and SAGE-319, intended to be studied as an oral therapy for potential use in disorders of social interaction and for which the IND-enabling work has begun. We recently terminated a clinical trial evaluating brexanolone as a treatment for ventilated intensive care unit patients with advanced COVID-19-related acute respiratory distress syndrome, known as ARDS. The study did not meet enrollment expectations. Our early-stage NMDA modulators include SAGE-904, in Phase 1 development as a potential oral therapy for disorders associated with NMDA hypofunction, and SAGE-421, intended to be studied as a potential oral therapy for certain neurodevelopmental disorders and cognitive recovery and rehabilitation. We expect to complete the single ascending dose, or SAD, Phase 1 clinical trial of SAGE-689 and the ongoing SAD and multiple ascending dose Phase 1 clinical trials of SAGE-904 in late 2021. Results from these Phase 1 studies will inform further development of these programs. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.2 billion as of June 30, 2021. Our net loss was $203.0 million for the six months ended June 30, 2021. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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
•

initiate additional development activities with SAGE-324, including the planned dose-ranging Phase 2 clinical trial with SAGE-324 in essential tremor, with potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the Phase 2a open-label LUMINARY Study of patients with Alzheimer’s disease mild cognitive impairment and mild dementia; initiate the planned placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with early to moderate Huntington’s disease; and complete the 4-week dosing cohort in the PARADIGM study to gather additional data in patients with Parkinson’s disease cognitive dysfunction;

•

support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in Biogen’s licensed territories outside the U.S. and Shionogi’s development of zuranolone in the Shionogi Territory;

•	advance SAGE-689 and SAGE-904 in Phase 1 clinical development;
•	continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications or in new formulations;
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

•	prepare to commercialize, and ultimately commercialize, any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•	as our development efforts progress, add personnel, including personnel to support product development and ongoing and future commercialization efforts;
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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment, and, more recently, by the spread of COVID-19 in the U.S. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully vaccinated people, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the success of the roll-out of vaccines for COVID-19 and the duration of the vaccines’ efficacy against COVID-19 and its variants; the length, location and frequency of surges or waves of COVID-19 cases, including “breakthrough” cases in fully vaccinated people; the duration of the pandemic; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any precautionary measures taken to curb the spread of COVID-19; and the success of the return to normal business operations across the U.S.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives now in place, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock. The Biogen Collaboration Agreement became effective on December 28, 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of this purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory, except, with respect to the Licensed 217 Products, in the Shionogi Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model and present the arrangement as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three and six months ended June 30, 2021, research and development expense was reduced by $20.1 million and $42.2 million, respectively, related to this net reimbursement.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients, and, in our SKYLARK Study, in patients with PPD, which has caused us to extend our expected timeline for reporting topline data from that study.

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

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives now in place, are primarily focused on geographies that have existing, active ZULRESSO treating sites. Even with the expected reduction in selling, general and administrative expenses as a result of the restructuring, we expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase in the future as we progress development efforts and prepare for potential commercialization of our current or future product candidates, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and six months ended June 30, 2021, selling, general and administrative expense was reduced by $3.5 million and $6.2 million, respectively, related to this net reimbursement.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Product revenue, net	$1,643	$1,089	$554
Operating costs and expenses:
Cost of goods sold	148	110	38
Research and development	66,170	73,320	(7,150)
Selling, general and administrative	43,346	38,224	5,122
Restructuring	—	28,402	(28,402)
Total operating costs and expenses	109,664	140,056	(30,392)
Loss from operations	(108,021)	(138,967)	30,946
Interest income, net	732	2,686	(1,954)
Other income (expense), net	44	(66)	110
Net loss	$(107,245)	$(136,347)	$29,102

Product revenue, net

During the three months ended June 30, 2021 and 2020, we recognized $1.6 million and $1.1 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

During the three months ended June 30, 2021 and 2020, we recognized no collaboration revenue from our agreements with Shionogi and Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

During the three months ended June 30, 2021 and 2020, cost of goods sold was $0.1 million and $0.1 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California (“The Regents”) on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended June 30, 2021 and 2020. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and development expenses

	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$15,053	$31,917	$(16,864)
SAGE-324	2,803	3,738	(935)
SAGE-718	6,428	1,498	4,930
Other research and development programs	10,335	8,322	2,013
Unallocated expenses	18,098	17,725	373
Stock-based compensation	13,453	10,120	3,333
Total research and development expenses	$66,170	$73,320	$(7,150)

Research and development expenses for the three months ended June 30, 2021 were $66.2 million, compared to $73.3 million for the three months ended June 30, 2020. The decrease of $7.1 million was primarily due to the following:

•

a decrease of $16.9 million in expenses for development of zuranolone. The amount for the three months ended June 30, 2021 reflects a decrease in expenses of $1.8 million and a reduction in expenses of $15.1 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement;

•

a decrease of $0.9 million in expenses for development of SAGE-324. The amount for the three months ended June 30, 2021 reflects an increase in expenses of $1.9 million offset by a reduction in expenses of $2.8 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was a clinical pharmacology study that was initiated during 2021;
•

an increase of $4.9 million in expenses for development of SAGE-718, primarily attributable to the initiation of the open-label Phase 2a clinical trials in mid- to late 2020 and clinical pharmacology studies that were initiated during 2021;

•

an increase of $0.4 million in unallocated expenses. The amount for the three months ended June 30, 2021 reflects an increase in expenses of $2.7 million offset by a reduction in expenses of $2.3 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement; and

•

an increase of $3.3 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense is primarily due to the achievement of a milestone for certain outstanding performance restricted stock units, resulting in $1.9 million of expense during the three months ended June 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2020.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Personnel-related	$11,441	$12,252	$(811)
Stock-based compensation	14,210	12,124	2,086
Professional fees	10,162	6,708	3,454
Other	7,533	7,140	393
Total selling, general and administrative expenses	$43,346	$38,224	$5,122

Selling, general and administrative expenses for the three months ended June 30, 2021 were $43.3 million, compared to $38.2 million for the three months ended June 30, 2020. The increase of $5.1 million was primarily due to the following:

•

a decrease of $0.8 million in personnel-related costs. The amount for the three months ended June 30, 2021 reflects a decrease in expenses of $0.1 million and a reduction in expenses of $0.8 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement;

•

an increase of $2.1 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense is primarily due to the achievement of a milestone for certain outstanding performance restricted stock units, resulting in $1.9 million of expense during the three months ended June 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2020;

•

an increase of $3.5 million in professional fees. The amount for the three months ended June 30, 2021 reflects an increase in expenses of $4.8 million and a reduction in expenses of $1.4 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement.  The primary reasons for the increase in expenses were an increase in activities focused on disease awareness and increased launch readiness activities for a potential product launch, if our zuranolone development efforts are successful; and

•

an increase of $0.4 million in other costs. The amount for the three months ended June 30, 2021 reflects an increase in expenses of $1.8 million and a reduction in expenses of $1.4 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement.

Interest income, net and Other income, net

Interest income, net, and other expense, net, for the three months ended June 30, 2021 and 2020 were $0.8 million and $2.6 million, respectively. The primary reason for the decrease was the reduction in interest rates that started in early 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Product revenue, net	$3,226	$3,375	$(149)
Operating costs and expenses:
Cost of goods sold	335	280	55
Research and development	124,226	136,930	(12,704)
Selling, general and administrative	83,193	108,355	(25,162)
Restructuring	—	28,402	(28,402)
Total operating costs and expenses	207,754	273,967	(66,213)
Loss from operations	(204,528)	(270,592)	66,064
Interest income, net	1,440	7,416	(5,976)
Other income, net	79	89	(10)
Net loss	$(203,009)	$(263,087)	$60,078

Product revenue, net

During the six months ended June 30, 2021 and 2020, we recognized $3.2 million and $3.4 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration revenue

During the six months ended June 30, 2021 and 2020, we recognized no collaboration revenue from our agreements with Shionogi and Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of goods sold

During the six months ended June 30, 2021 and 2020, cost of goods sold was $0.3 million and $0.3 million, respectively, and is made up of a low-single digit royalty paid to CyDex and The Regents on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the six months ended June 30, 2021 and 2020. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and development expenses

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$31,885	$52,059	$(20,174)
SAGE-324	5,303	7,155	(1,852)
SAGE-718	9,009	2,170	6,839
Other research and development programs	19,219	16,545	2,674
Unallocated expenses	36,076	36,657	(581)
Stock-based compensation	22,734	22,344	390
Total research and development expenses	$124,226	$136,930	$(12,704)

Research and development expenses for the six months ended June 30, 2021 were $124.2 million, compared to $136.9 million for the six months ended June 30, 2020. The decrease of $12.7 million was primarily due to the following:

•

a decrease of $20.2 million in expenses for development of zuranolone. The amount for the six months ended June 30, 2021 reflects an increase in expenses of $11.7 million offset by a reduction in expenses of $31.9 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was spending on the WATERFALL Study;

•

a decrease of $1.9 million in expenses for development of SAGE-324. The amount for the six months ended June 30, 2021 reflects an increase in expenses of $3.5 million offset by a reduction in expenses of $5.3 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was a clinical pharmacology study that was initiated during 2021;

•	an increase of $6.8 million in expenses for development of SAGE-718, primarily attributable to clinical pharmacology studies that were initiated during 2021;
•

a decrease of $0.6 million in unallocated expenses. The amount for the six months ended June 30, 2021 reflects an increase in expenses of $4.4 million offset by a reduction in expenses of $5.0 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement; and

•

an increase of $0.4 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense is primarily due to the achievement of a milestone for certain outstanding performance restricted stock units, resulting in $1.9 million of expense during the six months ended June 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2020.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Personnel-related	$22,355	$41,005	$(18,650)
Stock-based compensation	26,905	31,010	(4,105)
Professional fees	18,884	17,759	1,125
Other	15,049	18,581	(3,532)
Total selling, general and administrative expenses	$83,193	$108,355	$(25,162)

Selling, general and administrative expenses for the six months ended June 30, 2021 were $83.2 million, compared to $108.4 million for the six months ended June 30, 2020. The decrease of $25.2 million was primarily due to the following:

•

a decrease of $18.7 million in personnel-related costs. The amount for the six months ended June 30, 2021 reflects a decrease in expenses of $17.1 million and a reduction in expenses of $1.5 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the decrease in expenses was the termination of employees in the April 2020 restructuring;

•

a decrease of $4.1 million in non-cash stock-based compensation expense. The decrease in expenses is primarily from the impact of the cancellation of stock option grants that had been made to terminated employees, offset by an increase due to the achievement of a milestone for certain outstanding performance restricted stock units, resulting in $1.9 million of expense for the six months ended June 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2020;

•

an increase of $1.1 million in professional fees. The amount for the six months ended June 30, 2021 reflects an increase in expenses of $3.4 million and a reduction in expenses of $2.3 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reasons for the increase in expenses were an increase in activities focused on disease awareness and increased launch readiness activities for a potential product launch, if our zuranolone development efforts are successful; and

•

a decrease of $3.5 million in other costs. The amount for the six months ended June 30, 2021 reflects a decrease in expenses of $1.2 million and a reduction in expenses of $2.4 million due to reimbursement from Biogen pursuant to the Biogen Collaboration Agreement.

Restructuring

In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the six months ended June 30, 2020, we recorded $28.4 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest income, net and Other income, net

Interest income, net, and other expense, net, for the six months ended June 30, 2021 and 2020 were $1.5 million and $7.5 million, respectively. The primary reason for the decrease was the reduction in interest rates that started in early 2020.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of June 30, 2021, we had an accumulated deficit of $1.2 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through June 30, 2021, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and to BIMA. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of June 30, 2021, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.9 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(211,855)	$(255,675)
Investing activities	(947,204)	383,652
Financing activities	11,688	3,546
Total	$(1,147,371)	$131,523

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities primarily resulted from our net loss of $203.0 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $49.8 million, partially offset by $40.9 million of non-cash items.

During the six months ended June 30, 2020, net cash used in operating activities primarily resulted from our net loss of $263.1 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $48.9 million, partially offset by $56.3 million of non-cash items.

Investing Activities

During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $947.2 million and net cash provided by investing activities was $383.7 million, respectively. During the six months ended June 30, 2021 and 2020, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the six months ended June 30, 2021, we invested in marketable securities the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and related stock purchase agreement.

Financing Activities

During the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $11.7 million and $3.5 million, respectively. The increase is due to proceeds from the exercises of stock options.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. During that time, we expect to incur significant expenses as we continue to develop and commercialize our product and product candidates and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•

the amount and timing of revenues from sales of ZULRESSO, which we expect will continue to be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;

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
•

the ability of zuranolone, SAGE-324 and SAGE-718 and our other clinical-stage product candidates to progress through clinical development successfully; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

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

We had cash, cash equivalents and marketable securities of approximately $1.9 billion as of June 30, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD.We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. The COVID-19 pandemic has compounded these barriers and further impacted sales of ZULRESSO in the U.S. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities for a period of time. We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. We expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. Given the fluidity of the pandemic situation, we cannot predict the length or scope of such continued adverse impact.

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

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•

Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry that is part of the process or may be concerned about the risk of excessive sedation and sudden loss of consciousness.

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

Drug development is a long, expensive and uncertain process, involving a high degree of risk. Our business depends heavily on our ability to complete clinical development and non-clinical studies of zuranolone and our other current product candidates, and to obtain regulatory approval of and successfully commercialize those product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators may not be able to demonstrate the efficacy and safety of zuranolone or any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval. Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of zuranolone in MDD and PPD or of any of our other product candidates in the indications we may study, or do not support the safety or efficacy or our intended profile for the product. We also may not be able to meet the requirements for non-clinical or clinical data needed to advance such a development program. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, we continue to evaluate a 50 mg dose in our ongoing pivotal Phase 3 clinical trials for zuranolone, as we did in the WATERFALL Study, which is expected to achieve higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone. In our planned dose-ranging study of SAGE-324, we plan to evaluate multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. In the case of zuranolone, we or our collaborators may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and traditional antidepressants, or safety and efficacy concerns with respect to retreatment that require additional studies be conducted or cause us not to continue our efforts. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future.

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

The continuing COVID-19 pandemic in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities. Continuing concerns about COVID-19 and related precautions and restrictions may make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses. These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have seen slower recruitment in certain of our clinical trials, especially with respect to older patients and, in our SKYLARK Study, in patients with PPD.  We believe the slower than expected enrollment in the SKYLARK Study is due to a lower number of women seeking care for PPD and a lower rate of childbirth during the COVID-19 pandemic.  As a result of the slower then expected enrollment, we have extended our expected timeline for reporting topline data from the SKYLARK Study.

 In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites have, in some cases, taken steps to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection. Similarly, some clinical sites have imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Some of these measures may continue or increase in the future depending on a number of factors, including the COVID-19 case rate in a particular community, the success of roll-out of the COVID-19 vaccines in the general population, and any adverse impact of the spread of variants of the virus that causes COVID-19, including “breakthrough” cases among fully vaccinated people. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, could substantially increase the risks and costs of developing our product candidates or commercializing our products, and could significantly adversely impact our ability and that of our collaborators to successfully develop, gain regulatory approval for, and commercialize our current product candidates or future products and generate revenues.

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

•

the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance or other criteria required by the FDA or regulatory authorities outside the U.S. for marketing approval;

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

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully vaccinated people, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. The scope and timing of the expected negative impact will depend on, among other factors, the success of the roll-out of vaccines for COVID-19 and the duration of the vaccines’ efficacy against COVID-19 and its variants; the length, location and frequency of surges or waves of COVID-19 cases, including “breakthrough” cases in fully vaccinated people; the duration of the pandemic; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any continued precautionary measures taken to curb the spread of COVID-19; and the timing and success of any return to normal business operations across the U.S. We cannot predict for how long and to what extent the COVID-19 pandemic will have an adverse impact on ZULRESSO sales.

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

•

delays or difficulties in enrolling patients in our clinical trials, including, for example, with respect to recruiting older patients and PPD patients as we have seen in certain of our clinical trials, or an increase in the number of patients who withdraw from our clinical trials prior to completion as a result of concerns about COVID-19 or as a result of recommended or required precautions or limitations intended to curb the spread of the virus, or the potential that patients in our trials may have or contract COVID-19 which may impact the trial results;

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

•	limitations on employee resources that would otherwise be focused on the conduct of our non-clinical studies and clinical trials, including due to illness as a result of the COVID-19 pandemic.

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

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing or in frequency or duration of dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, we evaluated a 50 mg dose of zuranolone in our WATERFALL Study in patients with MDD, and as part of our ongoing clinical development efforts, we continue to evaluate a 50 mg dose in our ongoing pivotal Phase 3 clinical trials for zuranolone, which is expected to achieve higher patient exposures than those observed in patients in earlier clinical trials of zuranolone. In our planned dose-ranging study of SAGE-324, we plan to evaluate multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. Any of these studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

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

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance or drug product for any of our product candidates. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials. In addition, any contract manufacturer would need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product or successfully complete development of our current or future product candidates.

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
•

the potential and perceived advantages and limitations of our products over current or future alternative treatment options, including in the case of ZULRESSO, the impact of limitations arising from the intravenous infusion mode of administration, the length of stay required for treatment, restrictions on site of care to REMS certified healthcare settings and other requirements of the REMS, the risk of excessive sedation and loss of consciousness during administration, and, in the case of ZULRESSO and zuranolone, if successfully developed and approved, the availability of lower cost antidepressants;

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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, may require significant resources and may never be successful. If ZULRESSO, or any of our product candidates that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so on the timelines we expect.

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

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis. Marinus is developing a form of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, that is in Phase 3 trials in patients with status epilepticus and CDLK5 deficiency disorder. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid, for MDD that is currently reported as being in Phase 2/3 development.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development in essential tremor. If successfully developed and approved, SAGE-324 may face competition from a Phase 2b-ready T-type calcium channel modulator in development for essential tremor by Jazz Pharmaceuticals, Inc., or a Phase 2 T-type calcium channel modulator in development for essential tremor by Praxis.

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

If our development efforts related to our current and future product candidates are successful, we expect to need to significantly develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

Given the complexity and level of activities and resources that may be necessary to commercialize future products, if our development efforts are successful, we expect in the future to need to significantly increase our number of employees and the scope of our operations. For example, if we are ultimately successful in our development efforts with respect to our product candidates, we will need to recruit and train additional qualified personnel, and continue to implement and improve our managerial, operational and financial systems. We may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure and give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage any potential significant expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any future products that we successfully develop, and to compete effectively will depend, in part, on our ability to effectively manage the potential future expansion of our company.

Our future success depends on our ability to attract, retain and motivate qualified personnel.

To accomplish our objectives, we require a strong management team with expertise in research and development, clinical development and commercialization. Although we have entered into employment agreements with each of our executive officers, each of them is employed “at will” and may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified personnel. If we are unable to continue to attract and retain high quality personnel, our development efforts, business, financial condition, results of operations and growth prospects could be adversely affected.

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

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and will play similar role with respect to any of our future products, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly (including any kickback, bribe or certain rebates), in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on the one hand, and prescribers, purchasers and formulary managers, among others, on the other.

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

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens, price controls, reimbursement issues and other risks and uncertainties, and could negatively impact our U.S. business.

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

We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming one of our proprietary GABAA positive allosteric modulator compounds, asserting a lack of novelty and non-obviousness. We are in the process of preparing an appeal to the Patent Trial and Appeal Board, and may not be successful in overturning the rejection.

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

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, derivation proceedings, ex parte reexamination, or inter partes review proceedings, post-grant review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. For example, our granted European patent covering brexanolone i.v. has been opposed by a third party, and the opposition proceedings are ongoing. Thus, any patents, should they issue, that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding or a derivation proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues, and is held to be valid and enforceable, competitors may be able to design around our patents, such as using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs or methods.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued as a patent, will include claims having a scope sufficient to protect our current product candidates or any other products or product candidates;
•	any of our pending patent applications will issue as patents at all;
•	we will be able to generate significant revenue from sales of ZULRESSO or any of our product candidates, if successfully developed and approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe any patents that may be issued to us;

•	others will not use pre-existing technology to effectively compete against us;
•	any of our patents, if issued or as issued, will provide us with a competitive advantage and be found ultimately to be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful.

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

Interference proceedings or derivation proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

If we or one of our collaborators or licensors initiated legal proceedings against a third party to enforce a patent, if and when issued, covering our product or any of our product candidates, the defendant could counterclaim that the patent covering our product or any of our product candidates is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, ex parte reexamination, inter partes review, derivation proceedings or interferences and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. For example, our granted European patent covering brexanolone i.v. has been opposed by a third party, and the opposition proceedings are ongoing. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

As we have done previously, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current product candidates or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we fail to obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we sell or may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone and plan to seek NCE exclusivity for our current and future product candidates. There is no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient for our business. The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

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

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions aimed at reducing healthcare costs. The implementation of unreasonable cost containment measures, drug pricing control or other reforms that do not recognize the clinical value of innovative medicines could have an adverse effect on our revenue from ZULRESSO or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

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

There have been a number of significant changes to the ACA and its implementation, including as a result of lawsuits, provisions of other legislation such as The Tax Cuts and Jobs Act of 2017, and executive orders, including many issued by former President Trump. The ACA remains in effect, but it remains unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.  Former President Trump took various executive actions to undermine or delay implementation of the ACA.  However, President Biden has issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. The ACA remains in effect, but it remains unclear how such litigation and other efforts to repeal and replace the ACA, and executive orders will impact the ACA and our business.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZULRESSO, successfully commercialize any products approved in the future, and achieve profitability.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2021, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of June 30, 2021, our cash, cash equivalents and marketable securities were $1.9 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $203.0 million for the six months ended June 30, 2021, and our accumulated deficit was $1.2 billion as of June 30, 2021.

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

As of June 30, 2021, our cash, cash equivalents and marketable securities were $1.9 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If the pandemic and related economic conditions continue for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

SAGE THERAPEUTICS, INC.

August 3, 2021	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

August 3, 2021	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)