Form 10-Q
period 2021-09-30
Sage Therapeutics, Inc.
filed 2021-11-02
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, there were 58,908,485 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) for the treatment of major depressive disorder, or MDD, and PPD and related timelines, including: potential regulatory pathways for zuranolone approval; our planned submission of a new drug application, or NDA, for zuranolone to the FDA as a treatment for MDD and an additional filing for zuranolone as a treatment for PPD; the adequacy of the data we plan to submit to support such filings; and the potential for future approval and commercialization of zuranolone in MDD and PPD;

•

our view of the potential for zuranolone in the treatment of MDD and PPD, if approved, including the potential product profile and treatment benefit, and the potential for zuranolone to be developed in additional indications;

•

our plans for development of our other product candidates for the treatment of brain health diseases and disorders, and potentially for other indications, our plans with respect to other research and development activities, and expected timelines for our planned activities;

•

our ability, within the expected time frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our belief as to potential outcomes of our activities;
•	our plans and potential outcomes with respect to interactions with regulatory authorities;
•	our plans for and the potential costs, benefits and outcomes of our existing collaborations, and our plans for and potential outcomes of any additional business development efforts;
•	our plans and expectations with respect to the potential development of any product or product candidate for markets outside the U.S.;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•

Our commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection may never be successful, and we may never be able to generate meaningful revenues, or revenues at levels or on timing necessary to support our investment and goals.

•

Our future business depends heavily on our ability, and that of our collaborators, where applicable, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217).  We cannot be certain that we or our collaborators will be able to complete ongoing clinical trials, initiate new clinical trials or announce results of ongoing or future clinical trials of our product candidates on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for or gain regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our current or future product candidates, including zuranolone, on the timelines we expect or at all.

•

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the U.S. Food and Drug Administration and regulatory authorities outside of the U.S. may decide not to accept a new drug application or may delay, limit or deny approval of any of our product candidates for many reasons.

•

If the affected populations for indications our products and product candidates are targeting, including the addressable markets within such populations, or the number of patients within such markets who are actually treated with our products, if successful developed and approved, are smaller than we anticipate, our ability to achieve profits from the commercialization of such products at the levels or on the timing we expect could be materially adversely impacted.

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

•

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates and intend to rely on third party manufacturers for commercial supplies of any of our product candidates that is successfully developed and approved for marketing.

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$422,165	$1,661,082
Marketable securities	1,421,004	438,467
Prepaid expenses and other current assets	34,343	22,821
Collaboration receivable - related party	24,185	—
Total current assets	1,901,697	2,122,370
Property and equipment, net	2,907	6,755
Restricted cash	1,269	1,716
Right-of-use operating asset	17,432	25,064
Other long-term assets	3,875	3,341
Total assets	$1,927,180	$2,159,246
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,733	$3,691
Accrued expenses	66,795	54,851
Operating lease liability, current portion	7,414	8,662
Total current liabilities	78,942	67,204
Operating lease liability, net of current portion	12,481	19,438
Other liabilities	103	270
Total liabilities	91,526	86,912
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2021 and December 31, 2020; 58,835,406 and 58,311,444 shares issued at September 30, 2021 and December 31, 2020; 58,832,373 and 58,308,411 shares outstanding at September 30, 2021 and December 31, 2020	6	6
Treasury stock, at cost, 3,033 shares at September 30, 2021 and December 31, 2020	(400)	(400)
Additional paid-in capital	3,207,028	3,109,807
Accumulated deficit	(1,370,674)	(1,037,494)
Accumulated other comprehensive gain (loss)	(306)	415
Total stockholders’ equity	1,835,654	2,072,334
Total liabilities and stockholders’ equity	$1,927,180	$2,159,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue, net	$1,440	$1,639	$4,666	$5,014
Operating costs and expenses:
Cost of goods sold	131	149	466	429
Research and development	83,497	74,078	207,723	211,008
Selling, general and administrative	48,706	35,099	131,899	143,454
Restructuring	—	(529)	—	27,873
Total operating costs and expenses	132,334	108,797	340,088	382,764
Loss from operations	(130,894)	(107,158)	(335,422)	(377,750)
Interest income, net	692	1,347	2,132	8,763
Other income, net	31	76	110	165
Net loss	$(130,171)	$(105,735)	$(333,180)	$(368,822)
Net loss per share—basic and diluted	$(2.21)	$(2.03)	$(5.69)	$(7.10)
Weighted average number of common shares outstanding—basic and diluted	58,819,548	51,981,468	58,593,743	51,938,923
Comprehensive loss:
Net loss	$(130,171)	$(105,735)	$(333,180)	$(368,822)
Other comprehensive items:
Unrealized loss on marketable securities	(21)	(763)	(721)	(349)
Total other comprehensive loss	(21)	(763)	(721)	(349)
Total comprehensive loss	$(130,192)	$(106,498)	$(333,901)	$(369,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(333,180)	$(368,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	83,981	75,250
Premium on marketable securities	(19,792)	(1,066)
Amortization of premium on marketable securities	8,722	628
Depreciation	3,849	1,981
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,522)	(3,647)
Collaboration receivable - related party	(24,185)	—
Other long-term assets	(534)	366
Right-of-use operating asset	3,898	4,914
Operating lease liabilities, current	152	(6)
Operating lease liabilities, non-current	(4,427)	(5,194)
Accounts payable	1,042	(10,913)
Accrued expenses and other liabilities	11,315	(40,182)
Net cash used in operating activities	(280,681)	(346,691)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	699,212	766,339
Purchases of marketable securities	(1,671,399)	(368,829)
Purchases of property and equipment	—	(345)
Net cash provided by (used in) investing activities	(972,187)	397,165
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	14,300	7,091
Payment of employee tax obligations related to vesting of restricted stock units	(796)	—
Net cash provided by financing activities	13,504	7,091
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,239,364)	57,565
Cash, cash equivalents and restricted cash at beginning of period	1,662,798	129,072
Cash, cash equivalents and restricted cash at end of period	$423,434	$186,637
Supplemental disclosure of non-cash operating and investing activities
Lease asset de-recognized upon lease cancellation	$3,733	$2,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercises of stock options	7,196	—	—	—	367	—	—	367
Issuance of common stock under the employee stock purchase plan	33,429	—	—	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	30,218	—	—	30,218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2,087)	—	(2,087)
Net loss	—	—	—	—	—	—	(126,740)	(126,740)
Balances at March 31, 2020	51,917,819	$5	3,033	$(400)	$2,620,700	$(792)	$(1,770,307)	$849,206
Issuance of common stock from exercises of stock options	17,160	—	—	—	387	—	—	387
Stock-based compensation expense	—	—	—	—	24,168	—	—	24,168
Unrealized gain on available-for-sale securities	—	—	—	—	—	2,501	—	2,501
Net loss	—	—	—	—	—	—	(136,347)	(136,347)
Balances at June 30, 2020	51,934,979	$5	3,033	$(400)	$2,645,255	$1,709	$(1,906,654)	$739,915
Issuance of common stock from exercises of stock options	48,560	—	—	—	2,157	—	—	2,157
Issuance of common stock under the employee stock purchase plan	39,290	—	—	—	2,144	—	—	2,144
Stock-based compensation expense	—	—	—	—	19,863	—	—	19,863
Unrealized loss on available-for-sale securities	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(105,735)	(105,735)
Balances at September 30, 2020	52,022,829	$5	3,033	$(400)	$2,669,419	$946	$(2,012,389)	$657,581

Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	80,338	—	—	—	4,687	—	—	4,687
Issuance of common stock under the employee stock purchase plan	18,072	—	—	—	936	—	—	936
Stock-based compensation expense	—	—	—	—	21,734	—	—	21,734
Unrealized loss on available-for-sale securities	—	—	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	—	—	(95,764)	(95,764)
Balances at March 31, 2021	58,406,821	$6	3,033	$(400)	$3,137,164	$(236)	$(1,133,258)	$2,003,276
Issuance of common stock from exercises of stock options	159,070	—	—	—	6,861	—	—	6,861
Stock-based compensation expense	—	—	—	—	27,465	—	—	27,465
Unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	(49)
Vesting of restricted stock units, net of employee tax obligations	204,473	—	—	—	(796)	—	—	(796)
Net loss	—	—	—	—	—	—	(107,245)	(107,245)
Balances at June 30, 2021	58,770,364	$6	3,033	$(400)	$3,170,694	$(285)	$(1,240,503)	$1,929,512
Issuance of common stock from exercises of stock options	33,322	—	—	—	430	—	—	430
Issuance of common stock under the employee stock purchase plan	28,687	—	—	—	1,825	—	—	1,825
Stock-based compensation expense	—	—	—	—	34,079	—	—	34,079
Unrealized loss on available-for-sale securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(130,171)	(130,171)
Balances at September 30, 2021	58,832,373	$6	3,033	$(400)	$3,207,028	$(306)	$(1,370,674)	$1,835,654

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

The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the uncertainty of being able to secure additional capital when needed to fund operations; and the potential impact of the COVID-19 pandemic on its development activities, operations and financial condition.

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of September 30, 2021, the Company had an accumulated deficit of $1.4 billion. From its inception through September 30, 2021, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

COVID-19

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO.  While the Company has not experienced any other material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. While we have seen slower recruitment in certain of our clinical trials, due, we believe, to the COVID-19 pandemic, especially with respect to older patients and, in our SKYLARK Study, in patients with PPD, the Company to date has not experienced significant impacts to the Company’s development activities as a result of the COVID-19 pandemic. Any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if current efforts to control the COVID-19 pandemic are not successful.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, its results of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, its cash flows for the nine months ended September 30, 2021 and 2020, and its statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020. The consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including: the scope and duration of the pandemic; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; and the impact of the pandemic on the Company’s customers and vendors. The Company has made estimates of the impact of the COVID-19 pandemic within its condensed consolidated financial statements. Due to the evolving nature of the COVID-19 pandemic, and the emergence of highly contagious variants, there may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Collaboration and License Revenue

In assessing whether a promised good or service is distinct in the evaluation of a collaboration or license arrangement subject to Topic 606, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner, and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

Product Revenue, Net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at September 30, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2021, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company’s cash equivalents and marketable securities at September 30, 2021 and December 31, 2020 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2021 and December 31, 2020, respectively.

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

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$422,165	$421,570	$595	$—
Total cash equivalents	422,165	421,570	595	—
Marketable securities:
U.S. government securities	302,022	—	302,022	—
U.S. corporate bonds	560,945	—	560,945	—
International corporate bonds	238,316	—	238,316	—
U.S. commercial paper	120,129	—	120,129	—
International commercial paper	198,592	—	198,592	—
U.S. municipal securities	1,000	—	1,000	—
Total marketable securities	1,421,004	—	1,421,004	—
	$1,843,169	$421,570	$1,421,599	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$1,661,082	$1,637,609	$23,473	$—
Total cash equivalents	1,661,082	1,637,609	23,473	—
Marketable securities:
U.S. government securities	160,588	—	160,588	—
U.S. corporate bonds	123,107	—	123,107	—
International corporate bonds	57,676	—	57,676	—
U.S. commercial paper	45,963	—	45,963	—
International commercial paper	51,133	—	51,133	—
Total marketable securities	438,467	—	438,467	—
	$2,099,549	$1,637,609	$461,940	$—

During the nine months ended September 30, 2021 and 2020, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$302,080	$8	$(66)	$—	$302,022
U.S. corporate bonds	561,120	69	(244)	—	560,945
International corporate bonds	238,376	42	(102)	—	238,316
U.S. commercial paper	120,133	2	(6)	—	120,129
International commercial paper	198,601	2	(11)	—	198,592
U.S. municipal securities	1,000	—	—	—	1,000
	$1,421,310	$123	$(429)	$—	$1,421,004

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$160,589	$11	$(12)	$—	$160,588
U.S. corporate bonds	122,882	240	(15)	—	123,107
International corporate bonds	57,485	200	(9)	—	57,676
U.S. commercial paper	45,963	—	—	—	45,963
International commercial paper	51,133	—	—	—	51,133
	$438,052	$451	$(36)	$—	$438,467

As of September 30, 2021, cash equivalents were comprised of money market funds and U.S. corporate bonds. As of December 31, 2020, cash equivalents were comprised of commercial paper, money market funds and U.S. treasury securities.

As of September 30, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and a municipal security with a fair value of $486.1 million that had maturities of one to two years.

As of December 31, 2020, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $5.1 million that had maturities of one to two years.

All marketable securities, including those with remaining contractual maturities of more than one year, are classified as current assets on the balance sheet because they are considered to be “available for sale” and the Company can convert them into cash to fund current operations.

As of September 30, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government securities, U.S. corporate bonds, and international corporate bonds with a fair value of $383.0 million, that had maturities of one to two years. As of December 31, 2020, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2021 and the year ended December 31, 2020.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Computer hardware and software	$1,260	$2,758
Furniture and equipment	897	1,865
Leasehold improvements	5,799	9,220
	7,956	13,843
Less: Accumulated depreciation	(5,049)	(7,088)
	$2,907	$6,755

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.7 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $3.8 million and $2.0 million, respectively.

During the nine months ended September 30, 2021, the Company removed property and equipment that was fully-depreciated from the condensed consolidated balance sheet, resulting in a decrease of $1.8 million to the gross balance of property and equipment and accumulated depreciation.

During the nine months ended September 30, 2021, the Company wrote off property and equipment related to a multi-tenant building under an operating lease for office space in Cambridge, Massachusetts, in connection with the early termination of the lease by the Company. The gross balance of property and equipment and accumulated depreciation decreased by $3.3 million. Of the decrease to the gross balance, $2.1 million was depreciated immediately upon termination of the lease, and $1.2 million had been depreciated prior to the termination of the lease. Additionally, during the nine months ended September 30, 2021, the Company wrote off property and equipment related to a different multi-tenant building under an operating lease for office space in Cambridge, Massachusetts, in connection with a sublease of a portion of the leased office space. The gross balance of property and equipment and accumulated depreciation decreased by $0.9 million. Of the decrease to the gross balance, $0.5 million was depreciated immediately upon termination of the lease, and $0.4 million had been depreciated prior to the termination of the lease.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development costs	$44,776	$34,398
Employee-related	11,393	14,769
Professional services	9,965	5,184
Other	661	500
	$66,795	$54,851

5.	Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately three years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of January 1, 2020, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, under an operating lease that will expire on August 31, 2024; 40,419 square feet in the second building, under an operating lease that will expire on August 31, 2024; and 15,975 square feet in the third building, under an operating lease that was to expire on February 29, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

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

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products in the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. As of September 30, 2021, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of September 30, 2021, the Company has recorded research and development expense and made cash payments of $3.7 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three and nine months ended September 30, 2021, an additional clinical development milestone was met under the license agreement with CyDex related to SAGE-689, and accordingly, the Company recorded research and development expense and made a cash payment of $0.1 million.

For the nine months ended September 30, 2020, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. As of September 30, 2021, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the nine months ended September 30, 2021 and 2020, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

Washington University License Agreement

In November 2013, the Company entered into a license agreement with Washington University whereby the Company was granted an exclusive, worldwide license under certain patent and other intellectual property rights related to SAGE-689. In exchange for these rights, the Company paid an upfront, non-refundable payment of $50,000 and, as amended in July 2021, is required to pay an annual license maintenance fee of $25,000 on each subsequent anniversary date until the first commercial sale, if any, of a licensed product. The Company is obligated to make milestone payments to Washington University based on achievement of clinical development and regulatory milestones of up to $0.7 million and $0.5 million, respectively. Additionally, the Company fulfilled its obligation to issue to Washington University 47,619 shares of common stock on December 13, 2013. The fair value of these shares of $0.1 million was recorded as research and development expense in 2013. As of September 30, 2021, the Company has recorded research and development expense and made cash payments of $0.2 million related to these clinical development milestones.

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

For the three and nine months ended September 30, 2021, an additional clinical development milestone was met under the license agreement with Washington University, and accordingly, the Company recorded research and development expense and made a cash payment of $0.1 million.

For the nine months ended September 30, 2020, the Company did not record any expense or make any milestone payments under the license agreement with Washington University.
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

Under the terms of the collaboration agreement, Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in the Shionogi Territory and would be responsible for commercialization in the Shionogi Territory, if zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote zuranolone in Japan. The Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021 and 2020, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2021, there were no collaboration revenues recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three and nine months ended September 30, 2021, the Company recorded a net reimbursement of $24.2 million and $72.6 million, respectively, for the amount due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2021, the Company recorded a Collaboration Receivable – Related Party of $24.2 million in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2021, no payments were made to Biogen and the Company received $48.4 million from Biogen for the amounts due for the six months ended June 30, 2021.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$50,950	$149,653
Net reimbursement from Biogen reflected in the condensed consolidated statement of operations and comprehensive loss:
Research and development expenses	(21,634)	(63,843)
Selling, general and administrative expenses	(2,551)	(8,780)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statement of operations and comprehensive loss	$26,765	$77,030

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

The Biogen Stock Purchase Agreement includes certain standstill provisions, lock-up restrictions, and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire the Company’s securities, seek or propose a tender or exchange offer or merger between the Company and Biogen, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date. BIMA has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares and to limit sales and transfers of the Biogen Shares for an additional eighteen-month period, in each case subject to specified conditions and exceptions.

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

As of September 30, 2021, the total number of shares underlying outstanding awards under all equity plans was 8,644,442 and the total number of shares available for future issuance under all equity plans was 5,687,262 shares.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2020	957,695
Granted	420,161
Vested	(218,017)
Forfeited	(153,121)
Outstanding as of September 30, 2021	1,006,718

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

During the nine months ended September 30, 2021, the Company granted no time-based restricted stock units.

During the three months ended September 30, 2021 and 2020, the Company granted 47,040 and 11,800 performance restricted stock units to employees of the Company, respectively; and during the nine months ended September 30, 2021 and 2020, the Company granted 420,161 and 444,616 performance restricted stock units to employees of the Company, respectively. The performance restricted stock units granted during the nine months ended September 30, 2021 are related to the achievement of a certain regulatory development milestone related to product candidates and commercial milestones. The performance restricted stock units granted during the nine months ended September 30, 2020 are related to the achievement of certain clinical development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended June 30, 2021, one milestone for outstanding performance restricted stock units was achieved.  The fair value of the performance restricted stock units that vested upon achievement was $6.1 million and the Company recognized stock-based compensation expense related to this milestone of $3.8 million. 39% of the performance restricted stock units that were granted during the year ended December 31, 2020 included this milestone as a vesting condition.

During the three months ended September 30, 2021, the Company considered probable the achievement of a specific clinical milestone which was the criteria for vesting of certain performance restricted stock units but which had not been met as of September 30, 2021. Therefore, $12.6 million of stock-based compensation expense was recognized related to these awards for the three months ended September 30, 2021. Performance restricted stock units with this milestone were granted during the years ended December 31, 2020 and 2019.

No performance restricted stock units vested during the three months ended September 30, 2021 and the nine months ended September 30, 2020.

At September 30, 2021, 1,006,718 time-based restricted stock units and performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $64.7 million. Of that amount, $12.6 million was recognized during the three months ended September 30, 2021 for the milestone that was considered probable.

Stock Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,157,830	$91.41	6.91	$167,242
Granted	1,967,133	$82.14
Exercised	(271,430)	$43.95
Forfeited	(1,215,809)	$121.85
Outstanding as of September 30, 2021	7,637,724	$85.86	6.90	$20,583
Exercisable as of September 30, 2021	4,344,625	$84.79	5.58	$19,215

At September 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $115.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.25 years.

The intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $8.0 million and $0.9 million, respectively.

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

As of September 30, 2021 and 2020, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met that are the criteria for vesting of performance-based stock options was considered not probable, and therefore no expense has been recognized related to these awards in the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, 908,726 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $26.2 million.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$17,864	$9,927	$40,598	$32,270
Selling, general and administrative	16,478	10,181	43,383	41,192
Restructuring	—	—	—	1,788
	$34,342	$20,108	$83,981	$75,250

Stock-based compensation expense recognized during the three and nine months ended September 30, 2021 and 2020 by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	$19,516	$18,797	$60,740	$72,434
Restricted stock units	14,563	1,066	22,538	1,815
Employee stock purchase plan	263	245	703	1,001
	$34,342	$20,108	$83,981	$75,250

The stock-based compensation expense recorded for the restructuring in the nine months ended September 30, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested option grants that had been made to employees whose employment was terminated in the restructuring.

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the nine months ended September 30, 2021 and 2020 was $53.42 and $37.04, respectively.

9.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(130,171)	$(105,735)	$(333,180)	$(368,822)
Denominator:
Weighted average common stock outstanding —basic	58,819,548	51,981,468	58,593,743	51,938,923
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	58,819,548	51,981,468	58,593,743	51,938,923
Net loss per share—basic and diluted	$(2.21)	$(2.03)	$(5.69)	$(7.10)

The following common stock equivalents outstanding as of September 30, 2021 and 2020 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	6,728,998	6,945,435	6,728,998	6,945,435
Restricted stock units	310,418	489,495	310,418	489,495
Employee stock purchase plan	15,437	16,396	15,437	16,396
	7,054,853	7,451,326	7,054,853	7,451,326

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

Our first product, ZULRESSO, is a proprietary intravenous formulation of brexanolone, approved in the U.S. as a treatment for PPD in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. We plan to initiate an open-label clinical trial designed to demonstrate the safe-use administration of ZULRESSO in a patient’s home in the treatment of PPD, which is expected to enroll an estimated 50 patients and is anticipated to be completed in 2022.

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for certain affective disorders, including major depressive disorder, or MDD, and PPD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. To date, we have completed four pivotal clinical trials of zuranolone, three in MDD and one in PPD.  The completed pivotal trial evaluating zuranolone in the treatment of PPD and two of the three completed pivotal trials evaluating zuranolone in the treatment of MDD met their primary endpoints, including the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled study evaluating the efficacy and safety of zuranolone 50 mg in adults 18 to 64 years with MDD, for which we announced results in June 2021. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022 seeking approval of zuranolone in the treatment of MDD. An additional filing seeking approval of zuranolone for PPD is anticipated in the first half of 2023, after the completion of the ongoing SKYLARK Study in PPD.

Two Phase 3 placebo-controlled clinical trials of zuranolone 50 mg, the CORAL Study, designed to demonstrate a rapid onset of depression relief when zuranolone is co-initiated with a standard antidepressant therapy in MDD, and the SKYLARK Study, a placebo-controlled trial evaluating a two-week course of zuranolone in women with PPD, with additional short-term follow-up, are ongoing.  The CORAL Study is fully enrolled and closed to further screening, with topline data expected in early 2022.  We expect to report topline results from the SKYLARK Study in mid-2022.  An open-label Phase 3 clinical trial of zuranolone in MDD, known as the SHORELINE Study, is also ongoing. In March 2021, we reported topline 12-month data from the completed 30 mg cohort and interim topline data from the 50 mg cohort of the SHORELINE Study, which is designed to evaluate the safety and tolerability of zuranolone in adults for up to one year. We expect to report a data cut from the 50 mg cohort of the SHORELINE Study in late 2021.

We are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. Shionogi recently completed a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory.

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

Our second area of focus for development is novel compounds that target the NMDA receptor. The lead product candidate selected in this area is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. In September 2021, the FDA granted SAGE-718 Fast Track designation as a potential treatment for Huntington’s disease. We plan to initiate a placebo-controlled Phase 2 clinical trial with SAGE-718 in patients with early to moderate Huntington’s disease in late 2021.

In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with Parkinson’s disease cognitive dysfunction, known as the PARADIGM Study. A 4-week dosing cohort in the PARADIGM Study is ongoing to gather additional data in the Parkinson’s disease patient population. In this cohort, up to 20 additional patients aged 50 to 75 years old with mild cognitive impairment due to Parkinson’s disease will receive 3 mg of SAGE-718 for four weeks, and will continue to be assessed for a period of time after treatment is complete. We plan to initiate a placebo-controlled Phase 2 clinical trial with SAGE-718 in patients with Parkinson’s disease cognitive impairment in 2022. We are also conducting a Phase 2a open-label clinical trial of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia, known as the LUMINARY Study. We expect to report topline data from the LUMINARY Study in late 2021.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. Our early-stage GABAA modulators include SAGE-689, for which we have initiated Phase 1 development as a potential intramuscular therapy for disorders associated with acute GABA hypofunction, and SAGE-319, intended to be studied as an oral therapy for potential use in disorders of social interaction and for which the IND-enabling work has begun. Our early-stage NMDA modulators include SAGE-904, in Phase 1 development as a potential oral therapy for disorders associated with NMDA hypofunction, and SAGE-421, intended to be studied as a potential oral therapy for certain neurodevelopmental disorders and cognitive recovery and rehabilitation. We expect to complete ongoing Phase 1 single ascending dose clinical trials of SAGE-689 and SAGE-904 in late 2021. Results from Phase 1 studies will inform further development of these programs. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.4 billion as of September 30, 2021. Our net loss was $333.2 million for the nine months ended September 30, 2021. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase significantly in the foreseeable future in connection with our ongoing activities, if and as we:

•

complete ongoing Phase 3 clinical trials of zuranolone in MDD and PPD; advance our regulatory, pre-launch and launch readiness activities with respect to zuranolone, including activities focused on the planned filing of an NDA for zuranolone in MDD in the U.S. in the second half of 2022, and the planned additional filing for zuranolone in PPD in the U.S. in the first half of 2023; and potentially advance development of zuranolone in additional indications as part of our strategic collaboration with Biogen;

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

•

initiate planned placebo-controlled Phase 2 clinical trials of SAGE-718 in patients with early to moderate Huntington’s disease and in patients with Parkinson’s disease cognitive impairment; and complete the Phase 2a open-label LUMINARY Study of SAGE-718 in patients with Alzheimer’s disease mild cognitive impairment and mild dementia;

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

•

prepare and file new drug applications with the U.S. Food and Drug Administration, or FDA, and conduct pre-launch activities with respect to any of our other product candidates that we believe have been successfully developed;

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

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZULRESSO or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, file for or obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plan, for at least the next 12 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment, and, more recently, by the spread of COVID-19 in the U.S. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully-vaccinated people, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope and duration of the pandemic; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; and the impact of the pandemic on our customers and vendors.

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

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter. We will not generate revenue from other products unless and until we or any of our collaborators successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under our existing or future collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock. The Biogen Collaboration Agreement became effective on December 28, 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of this purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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
•

other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities, including the planned submission of NDAs to the FDA for zuranolone in 2022 and 2023;

•	payments made under our third-party license agreements; and
•	a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three and nine months ended September 30, 2021, research and development expense was reduced by $21.6 million and $63.8 million, respectively, related to this net reimbursement.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients, and, in our SKYLARK Study in patients with PPD, which caused us to revise our expected timeline for reporting topline data from that study.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZULRESSO; pre-launch and launch readiness activities related to zuranolone; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our small account management field-based team and a small number of sales representatives now in place, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase in the future as we progress development efforts and prepare for potential commercialization of our zuranolone and our other current or future product candidates, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and nine months ended September 30, 2021, selling, general and administrative expense was reduced by $2.6 million and $8.8 million, respectively, related to this net reimbursement.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Product revenue, net	$1,440	$1,639	$(199)
Operating costs and expenses:
Cost of goods sold	131	149	(18)
Research and development	83,497	74,078	9,419
Selling, general and administrative	48,706	35,099	13,607
Restructuring	—	(529)	529
Total operating costs and expenses	132,334	108,797	23,537
Loss from operations	(130,894)	(107,158)	(23,736)
Interest income, net	692	1,347	(655)
Other income, net	31	76	(45)
Net loss	$(130,171)	$(105,735)	$(24,436)

Product Revenue, Net

During the three months ended September 30, 2021 and 2020, we recognized $1.4 million and $1.6 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration Revenue

During the three months ended September 30, 2021 and 2020, we recognized no collaboration revenue from our agreements with Shionogi and Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the three months ended September 30, 2021 and 2020, cost of goods sold was $0.1 million and $0.1 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc. (“CyDex”) and The Regents of the University of California (“The Regents”) on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO, and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2021 and 2020. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$18,525	$31,343	$(12,818)
SAGE-324	858	5,509	(4,651)
SAGE-718	8,606	2,126	6,480
Other research and development programs	18,416	8,888	9,528
Unallocated expenses	19,228	16,285	2,943
Stock-based compensation	17,864	9,927	7,937
Total research and development expenses	$83,497	$74,078	$9,419

Research and development expenses for the three months ended September 30, 2021 were $83.5 million, compared to $74.1 million for the three months ended September 30, 2020. The increase of $9.4 million was primarily due to the following:

•

a decrease of $12.8 million in expenses for development of zuranolone. The amount for the three months ended September 30, 2021 reflects an increase in expenses of $5.7 million offset by a reduction in expenses of $18.5 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was manufacturing-related activities, including process validation and production of zuranolone for clinical and commercial use, if approved for commercial sale;

•

a decrease of $4.7 million in expenses for development of SAGE-324. The amount for the three months ended September 30, 2021 reflects a decrease in expenses of $3.8 million and a reduction in expenses of $0.9 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the decrease in expenses was the timing of Phase 2 clinical trials;

•

an increase of $6.5 million in expenses for development of SAGE-718. The increase in expenses was primarily attributable to the initiation of a Phase 2 clinical trial and clinical pharmacology studies that were initiated during 2021;

•

an increase of $9.5 million in expenses for other research and development programs. The increase in expenses was primarily due to ongoing Phase 1 clinical trials of SAGE-689 and SAGE-904 and increased work on early-stage research programs;

•

an increase of $2.9 million in unallocated expenses. The amount for the three months ended September 30, 2021 reflects an increase in expenses of $5.2 million partially offset by a reduction in expenses of $2.2 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was an increase in the hiring of employees; and

•

an increase of $7.9 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was primarily due to the determination that achievement of a milestone for certain outstanding performance restricted stock units was probable as of September 30, 2021, resulting in the recognition of $7.9 million of expense during the three months ended September 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2020.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Personnel-related	$12,237	$8,487	$3,750
Stock-based compensation	16,478	10,181	6,297
Professional fees	10,075	8,612	1,463
Other	9,916	7,819	2,097
Total selling, general and administrative expenses	$48,706	$35,099	$13,607

Selling, general and administrative expenses for the three months ended September 30, 2021 were $48.7 million, compared to $35.1 million for the three months ended September 30, 2020. The increase of $13.6 million was primarily due to the following:

•

an increase of $3.8 million in personnel-related costs. The amount for the three months ended September 30, 2021 reflects an increase in expenses of $4.5 million partially offset by a reduction in expenses of $0.8 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was an increase in the hiring of employees;

•

an increase of $6.3 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was primarily due to the determination that achievement of a milestone for certain outstanding performance restricted stock units was probable as of September 30, 2021, resulting in the recognition of $4.7 million of expense during the three months ended September 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2020;

•

an increase of $1.5 million in professional fees. The amount for the three months ended September 30, 2021 reflects an increase in expenses of $2.7 million partially offset by a reduction in expenses of $1.2 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reasons for the increase in expenses were an increase in activities focused on disease awareness and increased launch readiness activities for a potential product launch, if our zuranolone development and regulatory efforts are successful, and general infrastructure-related costs; and

•

an increase of $2.1 million in other costs. The amount for the three months ended September 30, 2021 reflects an increase in expenses of $2.9 million partially offset by a reduction in expenses of $0.8 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was corporate infrastructure costs, such as information technology costs.

Interest Income, Net and Other Income, Net

Interest income, net, and other expense, net, for the three months ended September 30, 2021 and 2020 were $0.7 million and $1.4 million, respectively. The primary reason for the decrease was the reduction in interest rates that started in early 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Product revenue, net	$4,666	$5,014	$(348)
Operating costs and expenses:
Cost of goods sold	466	429	37
Research and development	207,723	211,008	(3,285)
Selling, general and administrative	131,899	143,454	(11,555)
Restructuring	—	27,873	(27,873)
Total operating costs and expenses	340,088	382,764	(42,676)
Loss from operations	(335,422)	(377,750)	42,328
Interest income, net	2,132	8,763	(6,631)
Other income, net	110	165	(55)
Net loss	$(333,180)	$(368,822)	$35,642

Product Revenue, Net

During the nine months ended September 30, 2021 and 2020, we recognized $4.7 million and $5.0 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts and chargebacks.

Collaboration Revenue

During the nine months ended September 30, 2021 and 2020, we recognized no collaboration revenue from our agreements with Shionogi and Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the nine months ended September 30, 2021 and 2020, cost of goods sold was $0.5 million and $0.4 million, respectively, and is made up of a low-single digit royalty paid to CyDex and The Regents on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO on March 19, 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded approximately $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2021 and 2020. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$50,410	$83,402	$(32,992)
SAGE-324	6,161	12,664	(6,503)
SAGE-718	17,615	4,296	13,319
Other research and development programs	37,635	25,432	12,203
Unallocated expenses	55,304	52,944	2,360
Stock-based compensation	40,598	32,270	8,328
Total research and development expenses	$207,723	$211,008	$(3,285)

Research and development expenses for the nine months ended September 30, 2021 were $207.7 million, compared to $211.0 million for the nine months ended September 30, 2020. The decrease of $3.3 million was primarily due to the following:

•

a decrease of $33.0 million in expenses for development of zuranolone. The amount for the nine months ended September 30, 2021 reflects an increase in expenses of $17.4 million offset by a reduction in expenses of $50.4 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reasons for the increase in expenses was spending on the WATERFALL Study and manufacturing-related activities, including process validation and production of zuranolone for clinical and commercial use, if approved for commercial sale;

•

a decrease of $6.5 million in expenses for development of SAGE-324. The amount for the nine months ended September 30, 2021 reflects a decrease in expenses of $0.3 million and a reduction in expenses of $6.2 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement;

•

an increase of $13.3 million in expenses for development of SAGE-718. The increase in expenses was primarily attributable to the initiation of a Phase 2 clinical trial and clinical pharmacology studies that were initiated during 2021;

•

an increase of $12.2 million in expenses for other research and development programs. The increase in expenses was primarily due to ongoing Phase 1 clinical trials of SAGE-689 and SAGE-904 and increased work on early-stage research programs;

•

an increase of $2.4 million in unallocated expenses. The amount for the nine months ended September 30, 2021 reflects an increase in expenses of $9.6 million partially offset by a reduction in expenses of $7.2 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was an increase in the hiring of employees; and

•

an increase of $8.3 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was primarily due to the determination that achievement of a milestone for certain outstanding performance restricted stock units was probable as of September 30, 2021, resulting in the recognition of $7.9 million of expense during the nine months ended September 30, 2021. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Personnel-related	$34,592	$49,492	$(14,900)
Stock-based compensation	43,383	41,192	2,191
Professional fees	26,648	26,371	277
Other	27,276	26,399	877
Total selling, general and administrative expenses	$131,899	$143,454	$(11,555)

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $131.9 million, compared to $143.5 million for the nine months ended September 30, 2020. The increase of $11.6 million was primarily due to the following:

•

a decrease of $14.9 million in personnel-related costs. The amount for the nine months ended September 30, 2021 reflects a decrease in expenses of $12.8 million and a reduction in expenses of $2.1 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the decrease in expenses was the termination of employees in the April 2020 restructuring;

•

an increase of $2.2 million in non-cash stock-based compensation expense. The increase in expenses was primarily from the determination that achievement of a milestone for certain outstanding performance restricted stock units was probable as of September 30, 2021, resulting in the recognition of $4.7 million of expense during the nine months ended September 30, 2021, offset by the impact of the cancellation of stock option grants that had been made to terminated employees. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2020;

•

an increase of $0.3 million in professional fees. The amount for the nine months ended September 30, 2021 reflects an increase in expenses of $3.8 million partially offset by a reduction in expenses of $3.5 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reasons for the increase in expenses were an increase in activities focused on disease awareness and increased launch readiness activities for a potential product launch, if our zuranolone development efforts are successful; and

•

an increase of $0.9 million in other costs. The amount for the nine months ended September 30, 2021 reflects an increase in expenses of $4.1 million partially offset by a reduction in expenses of $3.2 million due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. The primary reason for the increase in expenses was corporate infrastructure costs, such as information technology costs.

Restructuring

In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the nine months ended September 30, 2020, we recorded $27.9 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest Income, Net and Other Income, Net

Interest income, net, and other expense, net, for the nine months ended September 30, 2021 and 2020 were $2.2 million and $8.9 million, respectively. The primary reason for the decrease was the reduction in interest rates that started in early 2020.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of September 30, 2021, we had an accumulated deficit of $1.4 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through September 30, 2021, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and to BIMA. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of September 30, 2021, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.8 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(280,681)	$(346,691)
Investing activities	(972,187)	397,165
Financing activities	13,504	7,091
Total	$(1,239,364)	$57,565

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities primarily resulted from our net loss of $333.2 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $24.3 million, partially offset by $76.8 million of non-cash items.

During the nine months ended September 30, 2020, net cash used in operating activities primarily resulted from our net loss of $368.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $54.7 million, partially offset by $76.8 million of non-cash items.

Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $972.2 million and net cash provided by investing activities was $397.2 million, respectively. During the nine months ended September 30, 2021 and 2020, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the nine months ended September 30, 2021, we invested in marketable securities the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and related stock purchase agreement.

Financing Activities

During the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $13.5 million and $7.1 million, respectively. The increase is due to proceeds from the exercises of stock options.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. During that time, we expect to incur significant expenses as we continue to commercialize ZULRESSO; complete ongoing clinical trials of zuranolone and advance regulatory, pre-launch and launch-planning activities; advance development of our other product candidates; expand our research activities; and pursue our strategic plan.

Our current operating plan does not contemplate other activities that we may pursue or that all of our currently planned activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. We may also choose to change or increase our development, commercialization or other efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of any product or product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete development of our current or future product candidates or to commercialize any approved product.

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
•

the costs of regulatory, pre-launch and launch-readiness activities associated with zuranolone and, if zuranolone is approved for one or more indications, the costs associated with its commercial launch;

•

the initiation, progress, completion, timing, costs, and results of ongoing, planned and future non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing, submitting and supporting regulatory filings for our product candidates;

•	the length, severity and costs of disruptions, if any, associated with the COVID-19 pandemic on initiation and conduct of our clinical trials or on our supply chain;
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

Except for the policy regarding collaborative arrangements described below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report.

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

We had cash, cash equivalents and marketable securities of approximately $1.8 billion as of September 30, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business, we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. The COVID-19 pandemic has compounded these barriers and further impacted sales of ZULRESSO in the U.S. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities for a period of time. We believe concerns about the risk of exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. We expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. Given the evolving nature of the pandemic, we cannot predict the length or scope of such continued adverse impact.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD and for which we intend to submit an NDA for the treatment of MDD in the second half of 2022 and an additional filing for the treatment of PPD in the first half of 2023. We may not be successful in our plans to file for and obtain regulatory approval of zuranolone in the treatment of MDD or PPD on the timelines we expect or at all.  We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials, with respect to any of our other product candidates, on the timelines we expect or at all, that the results of our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance our product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our current or future product candidates.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of product candidates beyond ZULRESSO, including zuranolone.  Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators may not be able to demonstrate the efficacy and safety of any of our current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, we continue to evaluate a 50 mg dose in our ongoing pivotal Phase 3 clinical trials for zuranolone, as we did in the WATERFALL Study, which has achieved higher patient exposures than previously observed in patients enrolled in our prior multi-dose trials of zuranolone. In our planned dose-ranging study of SAGE-324, we plan to evaluate multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. In the case of zuranolone, we or our collaborators may encounter issues with the efficacy or durability of short-term treatment, or co-initiated treatment with zuranolone and traditional antidepressants, or safety and efficacy concerns with respect to retreatment that require additional studies be conducted. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all.  Other decisions or actions of the FDA or other regulatory agencies may affect our plans, progress or results.

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

The continuing COVID-19 pandemic in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities. Continuing concerns about COVID-19 and related precautions and restrictions may make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources to the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses. These concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have seen slower recruitment in certain of our clinical trials, especially with respect to older patients and, in our SKYLARK Study, in patients with PPD.  We believe the slower than expected enrollment in the SKYLARK Study is due to a lower number of women seeking care for PPD and a lower rate of childbirth during the COVID-19 pandemic.  As a result of the slower than expected enrollment, we revised our expected timeline for reporting topline data from the SKYLARK Study.

 In response to the COVID-19 pandemic or as a result of restrictions imposed or recommended by federal, state or local authorities, we or our clinical sites have, in some cases, taken steps to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection. Similarly, some clinical sites have imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Some of these measures may continue or increase in the future depending on a number of factors, including the COVID-19 case rate in a particular community, the success of vaccination campaigns, and any adverse impact of the spread of variants of the virus that causes COVID-19, including “breakthrough” cases among fully-vaccinated people. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S.  Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of any of our product candidates in the indications we study, or do not support the safety or efficacy or our intended profile for the product. For example, we may not be successful in our plans to file with the FDA for and obtain regulatory approval of zuranolone in the treatment of MDD or PPD on the timelines we expect or at all.  The FDA may find inadequacies and deficiencies in our planned NDA for zuranolone and in the data we submit, despite our prior discussions with the FDA, and may decide not to accept the NDA for filing. Even if the FDA accepts an NDA seeking approval of zuranolone for filing, the FDA may find that the data included in the NDA are not sufficient for approval and may not approve the NDA. We may receive negative results from ongoing clinical trials of zuranolone that adversely affect our ability to obtain approval of zuranolone or that impair the potential product profile of zuranolone. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may not meet expected review timelines or there may be delays at any point in the regulatory submission and review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD, if zuranolone is approved. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone.

Even if we or a collaborator of ours gains approval of any of our current or future product candidates, we may never be able to successfully commercialize such new product or to meet our expectations with respect to timing and revenues or profits from sales of such product.  For example, even if zuranolone is approved, we cannot be certain that we or our collaborators will be able to successfully commercialize zuranolone in the approved indications.

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

•

the FDA or regulatory authorities outside the U.S. may determine that the number, design, size, conduct, implementation or result of our non-clinical studies or clinical trials is inadequate for regulatory approval or that changes in dosing or drug formulation used in our non-clinical studies or clinical trials require additional trials or studies, even if the regulatory authorities have previously reviewed and commented on the design and details of our plans;

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

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully-vaccinated people, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. The scope and timing of the expected negative impact will depend on, among other factors, the scope and duration of the pandemic; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; and the impact of the pandemic on the Company’s customers and vendors. We cannot predict for how long and to what extent the COVID-19 pandemic will have an adverse impact on ZULRESSO sales.

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

•

interruption or delays in the operations of the FDA and foreign regulatory agencies, which may impact timelines for initiation of clinical trials, amendments of protocols, or inspections of manufacturing facilities;

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

Our lead product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We are developing our product candidate, zuranolone, for the treatment of MDD, PPD, and other potential indications. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are exploring SAGE-718 as a potential treatment for certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and the other indications in which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of patients with PPD, MDD, essential tremor or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the market for ZULRESSO and the potential market for our current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing or in frequency or duration of dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, we evaluated a 50 mg dose of zuranolone in our WATERFALL Study in patients with MDD, and as part of our ongoing clinical development efforts, we continue to evaluate a 50 mg dose in our ongoing pivotal Phase 3 clinical trials for zuranolone, which has achieved higher patient exposures than those observed in patients in earlier clinical trials of zuranolone. In our planned dose-ranging study of SAGE-324, we plan to evaluate multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. Any of these studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

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

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance or drug product for any of our product candidates. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product or successfully complete development of our current or future product candidates.

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

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our products or product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products or targeting similar indications will increase. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are perceived to be safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis. In August 2021, Marinus announced the submission of its NDA to the FDA for its product candidate ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Ganaxolone is also in Phase 3 development for status epilepticus and tuberous sclerosis complex. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid, for MDD that is currently in Phase 2/3 development.

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

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration and license agreement with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, collectively with BIMA, Biogen, to jointly develop and commercialize zuranolone and SAGE-324 in the U.S. and granting Biogen rights to develop and commercialize those product candidates in the rest of the world other than Japan, Taiwan and South Korea, or the Shionogi Territory, in the case of zuranolone. We have a separate collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone in the Shionogi Territory. The efforts under these collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development and commercialization of our product candidates. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels, which could hamper our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

The success of our business depends upon our and our collaborators’ ability to successfully develop, gain approval of and commercialize products based on our current product candidates and on our ability to generate new compounds for development in the future and to successfully complete the non-clinical work necessary to file INDs to pursue clinical development of such new compounds. Our research programs may fail to generate new compounds that meet the standards for non-clinical development, and, if even we are successful in generating such compounds, we may not be able to produce the non-clinical and other data necessary to support IND applications for clinical development, in each case in the number or at the rate we expect or at all for a number of reasons. For example, we may not be able to identify a sufficient number of new targets in areas of interest to us. Our research methodology may be unsuccessful in generating a sufficient number of new compounds appropriate for non-clinical testing in the target areas we identify. Even if we generate new compounds in areas of interest to us, we may determine that those compounds are not appropriate for non-clinical development, or we may generate data in non-clinical development that do not support IND filings for clinical development. We may not have, or devote, sufficient technical, financial, and human resources to our research efforts at the various stages needed to identify targets, generate compounds, conduct non-clinical studies and prepare INDs. Additional potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates not appropriate for further development or unlikely to receive marketing approval.

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

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. At least two states have passed general privacy legislation that may impact our business activities in the future, and additional states are evaluating similar kinds of general privacy legislation. The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation of CCPA and other enacted or potential laws in other states exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal data and protected health information.

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

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions aimed at reducing healthcare costs. The implementation of unreasonable cost containment measures, drug pricing controls or other reforms that do not recognize the clinical value of innovative medicines could have an adverse effect on our revenue from ZULRESSO or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2021, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of September 30, 2021, our cash, cash equivalents and marketable securities were $1.8 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $333.2 million for the nine months ended September 30, 2021, and our accumulated deficit was $1.4 billion as of September 30, 2021.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase, particularly as we advance our product candidates in non-clinical studies and clinical trials, seek regulatory approval for any product candidates that successfully complete clinical development, and continue our discovery efforts. We also incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO and in connection with other activities, including pre-launch and launch-readiness activities associated with zuranolone. In addition, if we obtain marketing approval for zuranolone or any of our other current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently commercializing ZULRESSO and advancing our product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses to increase significantly, particularly as we advance our product candidates in non-clinical studies and clinical trials and continue our discovery efforts.  We also incur significant expenses in connection with the commercialization of ZULRESSO and in connection with other activities, including pre-launch and launch-readiness activities associated with zuranolone and would expect commercialization expenses to increase significantly to commercialize other products, including zuranolone, if approved. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of September 30, 2021, our cash, cash equivalents and marketable securities were $1.8 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations for at least the next 12 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If the pandemic and related economic conditions continue for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders. For example, after the announcement of the topline results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

•

the success or failure of any regulatory activities with respect to our product candidates, including our planned submission of an NDA to the FDA seeking approval of zuranolone in the treatment of MDD in the second half of 2022 and the planned submission of an additional filing for the treatment of PPD in the first half of 2023, and whether or not we receive FDA approval of zuranolone in such indications;

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

We have considerable discretion in the use of our cash and the application of the net proceeds from potential future follow-on public offerings. We may use cash and net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from any potential future follow-on offerings in a manner that does not produce income or that loses value.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1*	Offer Letter by and between the Registrant and Christopher Benecchi, dated September 13, 2021

10.2*	Severance and Change in Control Agreement between the Registrant and Christopher Benecchi, dated September 13, 2021

10.3†*	Amendment No. 1 to Exclusive License Agreement, by and between the Registrant and Washington University, dated as of July 13, 2021

10.4*	Side Letter to Biogen Collaboration and License Agreement, by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated October 21, 2021

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

November 2, 2021	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

November 2, 2021	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)