Form 10-K
period 2021-12-31
Sage Therapeutics, Inc.
filed 2022-02-24
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $2,934,255,531, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 16, 2022, there were 59,053,749 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) for the treatment of major depressive disorder, or MDD, and PPD and related timelines, including: potential regulatory pathways for zuranolone approval; our planned submission of a new drug application, or NDA, for zuranolone to the U.S. Food and Drug Administration, or FDA, as a treatment for MDD and an associated NDA filing for zuranolone as a treatment for PPD; the adequacy of the data we plan to submit to support such filings; and the potential for future approval and commercialization of zuranolone in MDD and PPD;

•

our view of the potential for zuranolone for the treatment of MDD and PPD, if approved, including the potential product profile and treatment benefit, and the potential for zuranolone to be developed in additional indications;

•

our plans for the development of our other product candidates for the treatment of brain health diseases and disorders, and potentially for other indications; our plans with respect to other research and development activities; and expected timelines for our planned activities;

•

our ability, within the expected time frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully complete and announce the results of ongoing or future clinical trials;

•	our belief as to potential outcomes of our clinical development and commercialization activities;
•	our plans and potential outcomes with respect to interactions with regulatory authorities;
•

our plans for and the potential costs, benefits and outcomes of our existing collaborations with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, and Shionogi & Co., Ltd., or Shionogi, and our plans for and potential outcomes of any additional business development efforts;

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
•

the estimated number of patients with diseases or disorders of interest to us and the potential size of the market for ZULRESSO in PPD and for our product candidates in the indications we are pursuing or plan to study;

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

We may from time to time provide estimates, projections and other information concerning, among other things, our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information we provide in this Annual Report. Unless otherwise expressly stated, we obtained this industry and business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties; industry, medical and general publications; government data; and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report. These risks may include, but are not limited to, the following:

•	We may never be able to generate meaningful revenues from sales of ZULRESSO® (brexanolone) CIV injection, or revenues at levels or on timing necessary to support our investment and goals.
•

Our future business prospects depend heavily on our ability, and that of our collaborators, where applicable, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217). We cannot be certain that we or our collaborators will be able to complete ongoing clinical trials, initiate new clinical trials or announce results of ongoing or future clinical trials of our product candidates on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for or gain regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our current or future product candidates, including zuranolone, on the timelines we expect or at all.

•

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may decide not to accept an NDA or may delay, limit or deny approval of any of our product candidates for many reasons.

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

•

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates and intend to rely on third-party manufacturers for commercial supplies of any of our product candidates that is successfully developed and approved for marketing.

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

Our first product, ZULRESSO, is a proprietary intravenous, or IV, formulation of brexanolone, approved in the U.S. as a treatment for PPD in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. Currently, ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. We have initiated an open-label clinical trial designed to assess the potential for safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD, known as the SUNBIRD Study, which is anticipated to be completed in late 2022.

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for certain affective disorders, including major depressive disorder, or MDD, and PPD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022 seeking approval of zuranolone for the treatment of MDD. An associated NDA filing seeking approval of zuranolone for PPD is anticipated in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. The FDA granted Fast Track designation to zuranolone in PPD in early 2022, and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.

To date, we have completed five pivotal clinical trials of zuranolone, four in MDD and one in PPD. The completed pivotal trial evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We announced results from the following pivotal clinical trials of zuranolone in either 2021 or early 2022:

•	CORAL Study (completed)

On February 16, 2022, we announced results from the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label standard antidepressant therapy, or ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD. Patients in the clinical trial received zuranolone 50 mg co-initiated with an open-label standard of care ADT or open-label standard of care ADT co-initiated with placebo once nightly for 14 days followed by continuation of the ADT for an additional short-term follow-up period. In the CORAL Study, zuranolone 50 mg co-initiated with an ADT met the primary endpoint of statistically significant reduction in depressive symptoms at Day 3 and met the key secondary endpoint of a statistically significant improvement in depressive symptoms over the two-week treatment period, in each case as compared to ADT co-initiated with placebo.

•	WATERFALL Study (completed)

In June 2021, we announced that the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled clinical trial evaluating the efficacy and safety of zuranolone 50 mg in adults aged 18 to 64 years with MDD, met its primary endpoint.

•	SHORELINE Study (ongoing)

In 2021, we reported positive topline 12-month data from both the 30 mg cohort and the 50 mg cohort of the SHORELINE Study, an open-label Phase 3 clinical trial of zuranolone in MDD, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in the 50 mg cohort of the study is ongoing.

The SKYLARK Study, a Phase 3 placebo-controlled clinical trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up, is ongoing, and we expect to report topline results in mid-2022.

We are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020.

Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products individually as a Product Class and collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi recently reported completion of a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan, which Shionogi reported achieved its primary endpoints.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we announced that our placebo-controlled Phase 2 KINETIC Study evaluating SAGE-324 for the treatment of adults with essential tremor achieved its primary endpoint. We initiated a Phase 2b placebo-controlled dose-ranging clinical trial of SAGE-324 in patients with essential tremor in late 2021, known as the KINETIC 2 Study. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen. We plan to initiate a Phase 2 clinical trial evaluating the safety of SAGE-324 in patients with essential tremor in mid-2022. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

SAGE-718 is currently being studied in a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, known as the DIMENSION Study, which is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months. Dosing in the DIMENSION Study commenced in early 2022. We plan to initiate, in mid-2022, a second placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, known as the SURVEYOR Study, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We also plan to initiate a Phase 3 open-label study of SAGE-718 in patients with Huntington’s disease cognitive impairment in late 2022. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease.

We also achieved development milestones in 2021 evaluating SAGE-718 for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. Data from the PARADIGM Study showed that SAGE-718 had a positive impact on multiple domains of cognition, including executive function and learning and memory, while leaving domains altering simple attention or reaction time unaffected. A four-week dosing cohort in the PARADIGM Study is ongoing to gather additional data in the Parkinson’s disease patient population. We plan to initiate a placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease in mid-2022. In December 2021, we reported topline data from a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, known as the LUMINARY Study. Data from the LUMINARY Study showed treatment with SAGE-718 resulted in consistent improvement across multiple tests of executive performance, as well as improvement on key tests of learning and memory. In addition, SAGE-718 has been well-tolerated in studies to date. We also plan to initiate a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease in late 2022.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also believe that we may have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

Our Strategy

Our goal is to build a top-tier biopharmaceutical company that is the leader in developing and commercializing brain health therapies. Our current focus is on building on our multi-franchise opportunities in depression, neurology, and neuropsychiatry. Key elements of our strategy are to:

•

seek regulatory approval of zuranolone in PPD and MDD in the U.S., begin permitted pre-launch and launch-readiness activities for zuranolone, and potentially advance zuranolone for other indications as part of our strategic collaboration with Biogen;

•

continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S., with a primary focus in geographies that have existing, active ZULRESSO treating sites, and complete the SUNBIRD Study designed to assess the potential for safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD;

•

complete the ongoing Phase 2b KINETIC 2 Study of SAGE-324 in essential tremor to explore dose and frequency, and initiate additional development activities, including potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the four-week dosing cohort of our ongoing Phase 2a open-label PARADIGM Study of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease, complete the ongoing placebo-controlled Phase 2 DIMENSION Study of SAGE-718 in patients with Huntington’s disease cognitive impairment, initiate the planned placebo-controlled Phase 2 clinical trials of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease and patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, and initiate the planned SURVEYOR Study and the Phase 3 open-label extension study of SAGE-718 in patients with Huntington’s disease cognitive impairment;
•

support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in the Biogen Territory and Shionogi’s development of zuranolone in the Shionogi Territory;

•	advance our earlier-stage compounds;
•	continue our research and development efforts to evaluate the potential for our existing product candidates for the treatment of additional indications or in new formulations;
•

identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;

•	prepare and file NDAs with the FDA, and conduct permitted pre-launch activities with respect to any of our product candidates, beyond zuranolone, that may be successfully developed;
•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•

continue to add personnel at the appropriate time, as our efforts and activities progress, including personnel to support product development, launch planning and ongoing and future commercialization efforts;

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

We utilize our proprietary chemistry capabilities to design and identify drugs that are allosteric modulators, and that have properties targeted to the indications of interest. Our goal is to select for development compounds that we believe are capable of varying degrees of desired activity rather than complete activation or inhibition of the receptor. Our focus as a company is on brain health, and we are currently targeting two critical CNS receptor systems: GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function in part via activation of GABAA receptors. GABAA receptors play a key role in regulating neuron excitability. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. NMDA receptors serve a critical role in CNS-related activities. Dysfunction in these systems is implicated in a broad range of brain disorders.

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

ZULRESSO® (Brexanolone) CIV Injection

Our first product, ZULRESSO, is a proprietary IV formulation of brexanolone. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. in June 2019 for the treatment of PPD in adults, after approval by the FDA and completion of controlled substance scheduling of brexanolone by the U.S. Drug Enforcement Administration, or DEA, and incorporation of the scheduling into the FDA-approved label and other product information. The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act, or CSA. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk. Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, ZULRESSO has been administered to date primarily to treat women with severe PPD, and we expect that to continue to be the case. We estimate that about 20% to 30% of women diagnosed with PPD fall into this category. We have initiated an open-label clinical trial designed to assess the potential for safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD, known as the SUNBIRD Study, which is anticipated to be completed in late 2022.

PPD is one of the most common medical complications during and after pregnancy, and is characterized by depressive symptoms that may occur during pregnancy or following childbirth up to 12 months. PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt. In the U.S., estimates of mothers experiencing symptoms of PPD each year vary state-to-state from 9.7% to 23.5%, with an overall average of 13.2%. Based on these data, we estimate that 500,000 or more women in the U.S. each year may experience symptoms of PPD, and approximately 50% are formally diagnosed. We estimate that 20% to 30% of women diagnosed with PPD will experience severe symptoms. PPD can lead to devastating consequences for a woman and for her family. Suicide is one of the leading causes of maternal death following childbirth.

ZULRESSO is the only pharmacological therapy specifically approved for PPD. The current standard of care for PPD is comprised of psychotherapy and, in women with moderate or severe PPD, the cautious use of pharmacological therapies such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

Naturally occurring allopregnanolone is found at its highest levels in women during the third trimester of pregnancy, returning to normal levels generally within 24 hours after giving birth. Levels of allopregnanolone have been found to be lower in women with PPD than in healthy women. It may be that women with PPD are particularly sensitive to the rapid decline in allopregnanolone after birth, potentially causing GABAA-system mediated mood disruption. These data led to our interest in evaluating allosteric modulators of the GABAA receptor—such as brexanolone and zuranolone—for the treatment of PPD.

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

Zuranolone (SAGE-217)

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for the treatment of MDD and PPD. We plan to submit an NDA to the FDA in the second half of 2022 seeking approval of zuranolone in MDD. An associated NDA filing seeking approval of zuranolone for PPD is anticipated in the first half of 2023, pending the completion and results from the ongoing SKYLARK Study, a Phase 3 placebo-controlled clinical trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We also believe zuranolone has potential in other indications such as treatment resistant depression, bipolar depression and generalized anxiety disorder. We are jointly developing zuranolone in the U.S. with Biogen under the Biogen Collaboration Agreement that became effective in December 2020, and will jointly commercialize zuranolone in the U.S. if our development efforts are successful and zuranolone is approved in the U.S. The Biogen Collaboration Agreement covers any products incorporating zuranolone. We have granted Biogen sole rights to develop and commercialize the Licensed 217 Products outside the U.S., other than in the Shionogi Territory, where we have granted rights to Shionogi. The FDA granted Fast Track designation to zuranolone in PPD in early 2022, and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.

MDD is a serious mental health disorder commonly characterized by symptoms of depressed mood and/or loss of interest in pleasurable activities causing impairment in daily life. MDD is characterized by a period of depressive symptoms lasting at least two weeks and is associated with changes in affect, cognition, and function. In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity for at least two weeks. Many people with MDD also suffer from anxiety symptoms and medically unexplained somatic symptoms. A person with moderate or severe MDD will typically have difficulties carrying out his or her usual work, school, domestic or social activities due to symptoms of depression. Antidepressants are widely used for the treatment of MDD, but many patients do not adequately respond to existing treatments. According to estimates, more than 19 million adults in the U.S. reported at least one major depressive episode in 2019. Among U.S. adults reporting at least one major depressive episode in 2019, approximately 12.8 million (66.3%) received treatment within the prior year; and 9.7 million received pharmacologic treatment. Research conducted between April 2020 and April 2021 reported a three- to four-fold increase in symptoms of depression among adults in the U.S. compared to prior to the COVID-19 pandemic. Preclinical and clinical evidence suggest the role of GABAA receptor dysfunction in depression. Low GABA and allopregnanolone levels have been found in the brain, cerebrospinal fluid and plasma of depressed patients.

To date, we have completed five pivotal clinical trials evaluating zuranolone, four in MDD and one in PPD, the results of which have been previously disclosed. The completed pivotal trial evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We announced results from the following pivotal clinical trials of zuranolone in either 2021 or early 2022:

•	CORAL Study (completed)

On February 16, 2022, we announced results from the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD. Patients in the clinical trial received zuranolone 50 mg co-initiated with an open-label standard of care ADT or open-label standard of care ADT co-initiated with placebo once nightly for 14 days followed by continuation of the ADT for an additional short-term follow-up period. The study results showed a mean change from baseline in the 17-item Hamilton Rating Scale for Depression, or HAMD-17, total score of -8.9 ± 0.39 (n=210) at Day 3 for patients in the zuranolone co-initiated with ADT arm compared with -7.0 ± 0.38 (n=215) mean change from baseline for patients in the ADT co-initiated with placebo arm. The key secondary endpoint measured the treatment effect over the two-week treatment period at all scheduled visits (measured using equal weighted means for Days 3, 8, 12 and 15 of the study). The mean change over the treatment period for patients who received zuranolone co-initiated with an ADT was -11.7 ±0.40 (n=210) compared with -10.1 ±0.39 (n=215) for patients who received ADT co-initiated with placebo. Other secondary endpoints demonstrated a statistically significant reduction in HAMD-17 score in the zuranolone co-initiated with ADT arm compared to the ADT arm at Days 8 and 12, while Day 15 demonstrated numerical superiority and Day 42 showed equivalence. The results also indicate that zuranolone 50 mg co-initiated with a standard of care ADT was generally well-tolerated with no new safety signals identified. The majority of patients in the study experienced treatment emergent adverse events, or TEAEs, that were mild or moderate in severity, consistent with previous data. The adverse events occurring 10% or higher in either treatment arm (zuranolone with ADT vs. ADT with placebo) were somnolence (18.4% vs. 8.3%), dizziness (13.2% vs. 7.3%), headache (11.8% vs. 14.7%), and nausea (9.0% vs 23.4%). The percentage of patients reporting TEAEs leading to drug discontinuation was 6.6% in the zuranolone co-initiated with an ADT arm, and 3.7% in the ADT co-initiated with placebo arm, respectively. The percentage of patients reporting TEAEs leading to discontinuation of ADT were 7.5% in the zuranolone co-initiated with an ADT arm, and 5.5% in the ADT co-initiated with placebo arm, respectively.

•	WATERFALL Study (completed)

In June 2021, we announced that the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled clinical trial evaluating the efficacy and safety of zuranolone 50 mg in adults aged 18 to 64 years with MDD, met its primary endpoint. In the WATERFALL Study, zuranolone 50 mg showed a statistically significant and clinically meaningful reduction in depressive symptoms as measured by HAMD-17 total score at Day 15 (p-value=0.0141) compared to placebo. Patients in the zuranolone arm with a decrease in HAMD-17 baseline score of ≥50% at Day 15 retained on average 86% of their HAMD-17 improvement at Day 42 (four weeks after dosing ended). A rapid onset of treatment effect was seen in the HAMD-17 results at Days 3, 8 and 12. Zuranolone was generally well-tolerated in the WATERFALL Study and demonstrated a safety profile consistent with previous clinical studies. The rate of TEAEs reported in the zuranolone group was 60.1% (161/268) compared to the placebo group at 44.6% (120/269). The majority of the TEAEs reported were mild to moderate. The most common TEAEs that were reported by ≥ 5% of patients treated with zuranolone (rates compared to placebo) included somnolence 15.3% (3.0%), dizziness 13.8% (2.2%), headache 10.8% (7.8%), and sedation 7.5% (0.4%). These events predominantly occurred during the 14-day treatment period. Throughout the study, a total of four patients reported serious adverse events, two (0.7%) each in the zuranolone and placebo groups; no deaths occurred in the study. The percent of patients reporting TEAEs leading to drug discontinuation was 3.4% (9/268) and 1.5% (4/269), in the zuranolone and placebo groups, respectively.

•	SHORELINE Study (ongoing)

We are also conducting an open-label Phase 3 clinical trial, known as the SHORELINE Study, evaluating the safety, tolerability, and need for repeat dosing with zuranolone in adults with MDD, in which patients receive an initial two-week course of zuranolone and those who have a clinical response (decrease in HAMD-17 baseline score of ≥50%) from the first cycle have the opportunity to be followed for up to one year and are eligible to receive as-needed retreatment during the follow-up period. The need for repeated dosing is assessed every 14 days based on the results of a patient-reported Patient Health Questionnaire-9 score (≥10) and HAMD-17 assessment (≥20). The protocol of the clinical trial requires a minimum of 56 days between zuranolone 14-day courses, to allow for a maximum of five treatments during the follow-up period.

In December 2021, we reported 12-month data from the 50 mg cohort of the SHORELINE Study. Data reported for this cohort of patients (n=199), showed that a majority of the patients who had a clinical response to the initial 14-day course received only one two-week course of treatment in total during their time in the study and nearly 80% received only one or two treatment courses in total. Specifically, of the 146 patients who had a clinical response to the initial 2-week treatment, 80 (54.8%) patients received only the single initial zuranolone course during their time in the study, while 36 (24.7%) received a total of two course, 15 (10.3%) received a total of three courses, 10 (6.8%) received a total of four courses and 5 (3.4%) received a total of five courses in total. Zuranolone 50 mg was generally well-tolerated with no new safety finding or trend identified in the long-term safety data available to date on patients followed up to one year who received a single or repeat dosing courses. Safety was assessed during treatment and in between treatment courses and over multiple treatment courses to help inform tolerability over time. Over the entire study, 137 of 199 (68.8%) patients who initiated treatment with zuranolone 50 mg reported at least one TEAE, similar to the previously reported 30 mg cohort. The most common TEAEs that were reported by ≥ 5% of patients treated with zuranolone were somnolence (32; 16.1%), dizziness (30; 15.1%), headache (25; 12.7%), sedation (20; 10.1%), insomnia (14; 7.0%), nausea (13; 6.5%), and tremor (11; 5.5%). The majority of patients reported TEAEs with a maximum severity of mild to moderate.

The data from the 50 mg cohort is consistent with 12-month data we reported in March 2021, from the completed 30 mg cohort of the SHORELINE Study. In the 30 mg zuranolone cohort, approximately 70% of participants with a clinical response to an initial 2-week treatment required at most one additional zuranolone treatment during their time in the 12-month study. Of the 489 patients continuing in the study, 210 (42.9%) patients received only the single initial zuranolone course during their time in the study, while 125 (25.6%) received a total of two courses, 58 (11.9%) received a total of three courses, 53 (10.8%) received a total of four courses, and 43 (8.8%) received a total of five courses. In the 30 mg cohort, 368 (51%) patients reported at least one TEAE. The most common TEAEs that were reported by ≥ 5% of patients treated with zuranolone were somnolence (86; 11.9%), headache (103; 14.2%), and dizziness (54; 7.4%). Most of the reported TEAEs were mild or moderate.

We are also conducting the SKYLARK Study, from which we expect to report topline results in mid-2022.

In September 2021, Shionogi announced that it achieved the primary endpoints from a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan. The data reported by Shionogi for this Phase 2 study showed significant improvement over placebo from day three (first observation) to day 15 (end of administration) of change in HAMD-17 total score from baseline in a group of 80 patients who received zuranolone 20 mg once daily for two weeks and a group of 85 patients who received 30 mg once daily for two weeks, as compared to 82 patients who received the placebo. Shionogi reported that all adverse events were mild or moderate. Shionogi previously completed a Phase 1 clinical trial in Japan to evaluate the safety and tolerability of zuranolone in Japanese and Caucasian subjects.

We may consider additional development opportunities for zuranolone as part of the Biogen collaboration.

SAGE-324

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324, which we are jointly developing with Biogen under the Biogen Collaboration Agreement. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we and Biogen reported topline results from our placebo-controlled Phase 2 clinical trial evaluating the safety and efficacy of SAGE-324 for the treatment of essential tremor, known as the KINETIC Study. Essential tremor is a neurodegenerative condition characterized by rhythmic trembling most commonly of the upper limbs, including the hands. The head, voice, legs or trunk may also be affected. Symptoms generally evolve over time, are persistent, and affect patients’ ability to function independently. Essential tremor is among the most common movement disorders, estimated to affect more than 6 million adults in the U.S., with increasing prevalence among patients 50 years and older. First-line treatments for essential tremor include β-adrenergic blocker propranolol and anticonvulsant primidone.

The Phase 2 KINETIC Study evaluating SAGE-324 for the treatment of adults with essential tremor (n=67 full analysis set) achieved its primary endpoint of a statistically significant reduction from baseline compared to placebo in The Essential Tremor Rating Assessment Scale, or TETRAS, Performance Subscale Item 4 upper limb tremor score on Day 29 (p-value=0.049), which corresponded to a 36% reduction from baseline in upper limb tremor amplitude in patients receiving SAGE-324 compared to a 21% reduction in patients receiving placebo. Patients were randomized 1:1 to receive SAGE-324 (60 mg) or matched placebo once daily in the morning. The trial evaluated treatment of SAGE-324 at the higher end of the dose range and the daily dose could be down-titrated to 45 mg or 30 mg. Activities of daily living, or ADL, scores showed a statistically significant correlation with upper limb tremor score at all timepoints. Although the clinical trial was not powered to fully examine TETRAS ADL, SAGE-324 was numerically superior to placebo at all time points during treatment. Reported TEAEs were generally consistent with the safety profile of SAGE-324 previously reported. The most common TEAEs that were reported by 10% or more of patients in the SAGE-324 treatment group and at a rate at least twice as high as that of patients in the placebo group were: somnolence 68%; dizziness 38%; balance disorder 15%; diplopia 12%; dysarthria 12%; and gait disturbance 12%. In the KINETIC Study, patients with a more severe tremor at baseline (at or above the median TETRAS Performance Subscale upper limb tremor Item 4 score of 12) (n=47) who received SAGE-324 demonstrated a statistically significant reduction (p-value=0.007) from baseline in TETRAS Performance Subscale Item 4 upper limb tremor score compared to placebo at Day 29, corresponding to a 41% reduction from baseline in upper limb tremor amplitude in patients receiving SAGE-324 compared to an 18% reduction for placebo.

In late 2021, we initiated a Phase 2b double-blind, randomized, placebo-controlled, dose-response study of SAGE-324 in patients with moderate to severe essential tremor, known as the KINETIC 2 Study. The primary aim of the KINETIC 2 Study is to evaluate different doses of SAGE-324 in reducing upper limb tremors. The primary endpoint of the study is change from baseline in TETRAS Performance Subscale Item 4 total score at Day 91. We plan to initiate a Phase 2 clinical trial evaluating the safety of SAGE-324 in patients with essential tremor in mid-2022. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

We are jointly developing SAGE-324 in the U.S. with Biogen, and will jointly commercialize Licensed 324 Products with Biogen in the U.S. if our development efforts are successful and SAGE-324 is approved in the U.S. We have granted Biogen sole rights to develop and commercialize SAGE-324 outside the U.S. We may consider additional development plans and opportunities for SAGE-324 as part of our collaboration with Biogen.

SAGE-718

Our second area of focus is the development of novel compounds that target the NMDA receptor. Examples of indications involving NMDA receptor dysfunction include certain types, aspects or subpopulations of a number of diseases such as Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, depression, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain.

Our lead product candidate selected in this area is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

Huntington’s disease

SAGE-718 is currently being studied in a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, known as the DIMENSION Study, which is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months. Dosing in the DIMENSION Study commenced in early 2022. We plan to initiate, in mid-2022, a second placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, known as the SURVEYOR Study, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We are also planning to initiate a Phase 3 open-label extension study of SAGE-718 in patients with Huntington’s disease cognitive impairment, expected to be initiated in late 2022. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for Huntington’s disease.

Parkinson’s disease

In May 2021, we announced results from the first part of a Phase 2a open-label clinical trial of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. In this clinical trial, eight patients aged 50 to 75 years with mild cognitive impairment due to Parkinson’s disease received 3 mg of SAGE-718 daily for 14 days. Patients showed performance improvements from baseline on multiple tests in the cognitive domain of executive function during the 14 days of treatment. Emerging signals on several measures also suggested improved performance from baseline on cognitive tests in the domains of learning and memory over a similar timeframe. SAGE-718 was generally well-tolerated in the study; there were no serious adverse events reported, and no TEAEs were determined to be related to SAGE-718 or resulted in study drug discontinuation or withdrawal from the study. As expected, given its profile, SAGE-718 demonstrated neutral results in certain tests of attention and psychomotor speed. A four-week dosing cohort in the PARADIGM Study is ongoing to gather additional data in the Parkinson’s disease patient population. In addition, we plan to initiate a placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease in mid-2022.

Alzheimer’s disease

In December 2021, we reported topline data from the LUMINARY Study, a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease (n=26 full analysis set), who received 3 mg of SAGE-718 daily for 14 days. The results showed performance improvements from baseline on five out of five unique tests in the cognitive domain of executive function and two out of four unique tests in the cognitive domains of learning and memory during the 14 days of treatment, consistent with positive signals seen in clinical trials evaluating SAGE-718 as a treatment for Parkinson’s disease and Huntington’s disease. Patients also showed performance improvement as measured by the Montreal Cognitive Assessment (MoCA) Test, a global measure of cognition, that reached statistical significance at Day 28 when compared to baseline in patients treated with SAGE-718. In certain tests of attention and psychomotor speed, SAGE-718 demonstrated neutral results. SAGE-718 was generally well tolerated in the LUMINARY Study. Seven subjects reported a total of 11 TEAEs, seven of which were considered related to the study treatment and all of which were rated as mild or moderate in severity. The most commonly reported TEAEs were headache (n=2) and constipation (n=2). We plan to initiate a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease in late 2022.

Further Exploration of GABAA and NMDA Receptors and New Areas of Interest

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain. Our portfolio of novel GABAA receptor positive allosteric modulators includes SAGE-689, a product candidate in Phase 1 clinical development intended for intramuscular administration. We also have other compounds at earlier stages of development with a focus on both acute and chronic brain health disorders, including SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator that we plan to study for potential use as an oral therapy in treating disorders of social interaction. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for potential use in neurodevelopmental disorders and cognitive recovery and rehabilitation. We recently decided to discontinue development of SAGE-904, another NMDA receptor positive allosteric modulator, following results from the Phase 1 clinical program that showed SAGE-904 did not achieve our target product profile for further development. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have opportunities to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel brain health therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics. This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current therapies or previous therapies which have failed in development. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health disorders.

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

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third-party contract manufacturing organizations, or CMOs. We have also sourced our existing inventory of our proprietary formulation of ZULRESSO for commercial sale from CMOs, and intend to source all of our future commercial supplies of ZULRESSO and zuranolone and other product candidates, if approved by the FDA, from CMOs.

We have long-term supply agreements with our CMOs with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug substance and drug product in place to help mitigate any potential supply risks. All commercial supplies are intended to be manufactured applying current Good Manufacturing Practices, or cGMP.

We have established relationships with several CMOs under which the CMOs manufacture clinical and non-clinical supplies of drug substance and drug product for zuranolone, SAGE-324, SAGE-718 and other product candidates on a purchase order basis under master service and quality agreements. All clinical supplies of drug substance and drug product are intended to be manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for zuranolone, SAGE-324, or SAGE-718. We intend to put a long-term supply agreement in place at the appropriate time for drug substance and drug product for zuranolone and each other product candidate, if development continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product.

We are currently working with our CMOs to prepare for validation and commercial manufacturing of zuranolone, if we are successful in our efforts to file for and gain regulatory approval in the U.S. We also intend to improve the manufacturing process for our other product candidates and manufacture clinical supplies as development progresses. We believe we currently have sufficient zuranolone drug substance on hand for our ongoing Phase 3 clinical trials.

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

These barriers have been compounded by the COVID-19 pandemic. The spread of COVID-19 in the U.S. has resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants as well as the disruption to the healthcare system in the U.S. caused by the pandemic have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it. Given the continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully vaccinated people, and the resulting disruption in many locations to healthcare resources, we expect the significant adverse impact of the pandemic on ZULRESSO revenues, and our results of operations from sales of ZULRESSO, to continue for the foreseeable future. The scope and timing of the expected negative impact of the COVID-19 pandemic will depend on, among other factors, the scope and duration of the pandemic and the timing of any return to normal business operations across the U.S.; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the extent of healthcare staffing shortages; impact on customers and vendors; and the duration and severity of restrictive measures taken to curb the spread of COVID-19. Given the continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

Our ZULRESSO commercial operations, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO. Given the limited focus of our commercial efforts and the continued impact of the COVID-19 pandemic, the number of new healthcare settings that become treating sites for ZULRESSO may be very limited for the foreseeable future. We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions or continue to wait to gain more experience with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake. Sage Central, our patient support center located in Raleigh, North Carolina, continues to provide a range of patient support resources to assist women with PPD and their families in the ZULRESSO treatment journey. In addition, our commercialization infrastructure includes capabilities in medical affairs, market access, manufacturing, quality control, drug safety and pharmacovigilance, health economics and outcomes research (HEOR), and compliance.

We plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment for women with PPD. For example, in 2021, we initiated an open-label clinical trial designed to assess the safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD, known as the SUNBIRD Study, which is anticipated to be completed in late 2022.

Permitted pre-launch planning and launch-readiness activities for zuranolone are underway, and we are actively working on our commercialization strategy with Biogen in the event we are successful in our efforts to file for and gain regulatory approval of zuranolone in the U.S. We expect that we will need substantial additional sales and marketing capabilities in the U.S. if zuranolone receives regulatory approval for MDD and/or PPD, as it may be prescribed by both specialty physicians (such as psychiatrists, neurologists and obstetricians/gynecologists) and primary care physicians. We also plan to leverage additional promotional strategies to provide product and disease education to healthcare providers and patients with MDD and PPD if zuranolone is approved. These strategies include, but are not limited to, direct-to-patient and direct-to-consumer advertising delivered through a range of media, as well as online physician education. As described above, we and Biogen have agreed as part of our collaboration that, if zuranolone and SAGE-324 are successfully developed and approved, we will jointly commercialize the products in the U.S., including sharing equally in sales and marketing activities and profits and losses in the U.S. If we obtain regulatory approval of such products, Biogen will book sales of Licensed 217 Products and we will book sales of Licensed 324 Products. We have granted Biogen sole rights to commercialize the Licensed Products outside the U.S., other than in the Shionogi Territory with respect to zuranolone, where we have granted such rights to Shionogi.

Licenses

We have entered into several material license agreements with respect to our product and clinical-stage product candidates, which are described below.

CyDex Pharmaceuticals

In September 2015, we amended and restated our existing commercial license agreement with CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, or CyDex. Under the terms of the commercial license agreement, as amended and restated, CyDex has granted us an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration.

Pursuant to the CyDex license, we are required during the term of the agreement to use commercially reasonable efforts to continue active, diligent development of the licensed product, to seek regulatory approval of the licensed product and to commercialize the licensed product following regulatory approval. We must deliver periodic progress reports to CyDex.

We are obligated to make milestone payments under the amended and restated license agreement with CyDex based on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. The CyDex license is perpetual until terminated. We may terminate the CyDex agreement for convenience upon providing 180 days’ prior written notice to CyDex. Either party has the right to terminate the agreement for failure to cure a material breach in the applicable cure period. We pay royalties to CyDex on sales of ZULRESSO, and will also be required to pay royalties on sales of SAGE-689, if successfully developed, in the low single digits based on levels of net sales. We met a clinical development milestone related to SAGE-689 under the CyDex license in late 2021, and accordingly made a $0.1 million payment to CyDex.

We are also party to a supply agreement with CyDex. Under the supply agreement, we are required to purchase all of our requirements for Captisol with respect to brexanolone and SAGE-689 from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

University of California

In October 2013, we entered into a license agreement with The Regents of the University of California, or the Regents, which was amended in May 2014. Pursuant to this agreement, and subject to certain rights of the U.S. government and rights retained by the Regents, the Regents granted us a non-exclusive, non-transferable license under all personal property rights of the Regents covering the tangible personal property in an investigational new drug, or IND, application package owned by the Regents, or the Data, and a specified quantity of cGMP grade allopregnanolone, or the Material, to (i) use the Data for reference or incorporation in an IND for the use of the Material as a treatment of status epilepticus, or SE, essential tremor and/or PPD and (ii) use the Material or modifications of the Material to develop a pharmaceutical formulation for clinical trials for SE, essential tremor and/or PPD. The rights licensed to us are not sublicensable.

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

Collaboration and License Agreement with Biogen

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of Licensed 217 Products and Licensed 324 Products, which became effective in December 2020.

We and Biogen have agreed that we will jointly develop and commercialize the Licensed Products in the U.S., and that Biogen solely will develop and commercialize the Licensed Products outside the U.S., except, with respect to the Licensed 217 Products, in the Shionogi Territory. Each of we and Biogen is obligated to use commercially reasonable efforts to develop at least one product in each Product Class in the U.S., and Biogen is also obligated to use commercially reasonable efforts to develop at least one product in each Product Class in the Biogen Territory. We and Biogen have agreed to share jointly in the performance of the activities under the Biogen Collaboration Agreement in the U.S. and to share all costs for activities under the Biogen Collaboration Agreement solely for the U.S. equally. The Biogen Collaboration Agreement provides that Biogen has sole responsibility and decision-making authority with respect to such activities in the Biogen Territory. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. We have an Opt-Out Right (as defined below) in the U.S. with respect to a Product Class.

We have granted to Biogen a non-transferable, sublicensable, except for certain specified exceptions, license to certain of our intellectual property as needed to perform the activities under the Biogen Collaboration Agreement. Such license is co-exclusive with us in the U.S. and exclusive, even as to us, in the Biogen Territory, subject to certain retained rights to allow us to exercise our rights and perform our obligations under the Agreement and with respect to the Shionogi Territory.

Our activities for the U.S. are conducted pursuant to joint development plans agreed to by us and Biogen, on a Licensed Product-by-Licensed Product basis, and overseen by a joint steering committee, or the JSC. The JSC is composed of an equal number of representatives from each of us and Biogen.

Under the terms of the Biogen Collaboration Agreement, Biogen paid us an upfront payment of $875.0 million on December 31, 2020. For so long as a Licensed Product is being sold in the U.S., we and Biogen will share in all operating profits and losses arising from such Licensed Product in the U.S. (50 percent us and 50 percent Biogen). The Biogen Collaboration Agreement provides that Biogen will book sales of Licensed 217 Products globally. We will book sales of Licensed 324 Products in the U.S. and Biogen will book sales of Licensed 324 Products outside of the U.S., in each case if Licensed Products are successfully developed and approved. We have the right to opt out of such profit- and loss-sharing on a Product Class-by-Product Class basis in the U.S., or in each case, an Opt-Out Right. If we elect to exercise our Opt-Out Right with respect to a Product Class, we have agreed to transition to Biogen applicable development and commercial activities for such Product Class for the U.S., and Biogen has agreed to assume sole operational and financial responsibility for such activities.

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

Biogen has also agreed to pay us tiered royalties based on net sales of the Licensed Products in the Biogen Territory of high-teens to low-twenties percentages. If we have exercised our Opt-Out Right in the U.S. with respect to a Product Class, Biogen has agreed to pay us specified royalties based on net sales of the Licensed Products of such Product Class. Royalty payments may be reduced in certain specified customary circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may never receive any milestone payments or any royalty payments from Biogen.

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

In connection with the execution of the Biogen Collaboration Agreement, we and BIMA also entered into a stock purchase agreement, or the Biogen Stock Purchase Agreement, for the sale and issuance of 6,241,473 shares of our common stock, or the Biogen Shares, to BIMA at a price of approximately $104.14 per share, a premium of 40% over the volume-weighted average share price for the 30 days ending on the day prior to entry into the Biogen Stock Purchase Agreement, for an aggregate purchase price of $650.0 million. The sale of the Biogen Shares was consummated on December 31, 2020.

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

BIMA has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares, which period expires June 30, 2022, and to limit sales and transfers of the Shares for an additional eighteen-month period, in each case subject to specified conditions and exceptions.

Collaboration Agreement with Shionogi & Co., Ltd.

In June 2018, we entered into a collaboration agreement with Shionogi. Pursuant to this agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization of products containing zuranolone for the treatment of MDD and potentially other indications in the Shionogi Territory. Shionogi made an upfront payment of $90.0 million in 2018, and we will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi.

Under the terms of the agreement, the potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. We will receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi.

Shionogi has also granted us certain rights to co-promote zuranolone in Japan. As between us and Shionogi, we maintain exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and continuing technological innovation and may pursue in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

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

Patents

We hold issued patents and pending patent applications in the U.S., and in certain foreign countries. Our intellectual property holdings include, but are not limited to:

•

One issued U.S. patent, exclusively licensed to us, covering a method of using our proprietary brexanolone formulation to treat PPD, which will expire in 2033; one U.S. issued patent and one granted patent in Europe covering our proprietary formulation of brexanolone, which will expire in 2033; and one U.S. issued patent covering the dosage regimen of brexanolone to treat PPD, which will expire in 2037;

•

Pending U.S. and foreign patent applications covering certain aspects of brexanolone, including courses of treatment, dosage regimens, methods for manufacturing, and additional uses of the formulation of brexanolone to treat various brain health diseases and disorders, including PPD;

•

One issued U.S. patent covering the composition of matter of zuranolone, three issued U.S. patents covering methods of using zuranolone, one granted European patent covering the composition of matter of zuranolone, and one granted European patent covering methods of using zuranolone, each of which expires in April 2034, subject to any potential extensions; one issued U.S. patent covering solid forms of zuranolone, which expires in August 2037, subject to any potential extensions; and pending U.S. and foreign patent applications covering zuranolone, uses of zuranolone to treat various brain health diseases and disorders, and solid forms of zuranolone;

•

Issued patents covering the composition of matter for SAGE-324 in Europe and Japan, expiring in May 2035, and U.S. and foreign patent applications covering SAGE-324, SAGE-319, and many other modulators of the GABAA receptor and uses of these compounds to treat various brain health diseases and disorders;

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

Our most advanced product candidate, zuranolone, is being developed for the treatment of MDD and PPD. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved for the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In April 2021, Axsome Therapeutics, Inc. announced that the FDA had accepted and granted priority review to the NDA package for its NMDA receptor antagonist, AXS-05, which has previously received Breakthrough Therapy designation for MDD, but the expected Prescription Drug User Fee Act, as amended, or PDUFA, target action date of August 2021 has been delayed. In addition, if zuranolone is successfully developed and approved for PPD, it could reduce our commercial opportunity for ZULRESSO.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis. In September 2021, Marinus announced that the FDA had accepted for filing and granted priority review of the NDA for its product candidate ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Marinus has announced that the FDA has set a PDUFA target action date for ganaxolone for this indication for March 2022. Ganaxolone is also in Phase 3 development for status epilepticus and tuberous sclerosis complex. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid, that is currently in Phase 2/3 development for MDD.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development for essential tremor. If successfully developed and approved as a treatment for essential tremor, SAGE-324 will face competition from current first-line treatments which include β-adrenergic blocker propranolol and anticonvulsant primidone. SAGE-324 may also face competition from a T-type calcium channel modulator that Jazz Pharmaceuticals, Inc. is currently evaluating in Phase 2b development for essential tremor and a Phase 2 T-type calcium channel modulator being developed by Praxis.

A number of companies are working to develop products targeted at the NMDA receptor, both antagonists and agonists. Aptinyx Inc. has multiple Phase 2 NMDA receptor modulators in development for multiple indications, including NYX-458 being developed for the treatment of cognitive impairment in Parkinson’s disease.

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

•	Submission to the FDA of an NDA for marketing approval of a new drug;
•	Determination by the FDA within 60 days of its receipt of an NDA to accept and file the NDA for review;
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

Under PDUFA, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA, is approximately $3.11 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S., and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific patient populations and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS if the FDA determines that a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For example, the FDA has required a REMS for ZULRESSO to mitigate the potential for harm associated with the risk of excessive sedation and loss of consciousness during the ZULRESSO infusion. As part of the REMS, administration of ZULRESSO is limited to healthcare settings that have been certified under a REMS program under the supervision of qualified staff, and patients who are prescribed ZULRESSO are required to enroll in a patient registry which may allow us to compile additional information to further our understanding of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if FDA determines that the product is no longer safe or effective.

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

Any product is eligible for priority review if it treats a serious condition and offers a significant improvement in the safety and effectiveness of treatment, diagnosis or prevention compared to marketed products. Significant improvement may be shown by evidence of increased effectiveness for the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the date of the NDA filing.

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

In the U.S., arrangements and interactions with health care professionals, third-party payors, patients and others expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved product and any future products that may obtain marketing approval. In the U.S., federal and state health care laws and regulations that may affect our operations include:

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

•

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

Substantial resources are necessary to ensure that our business arrangements and interactions with health care professionals, third-party payors, patients and others comply with applicable health care laws and regulations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law, and if we are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government funded health care programs such as Medicare and Medicaid, or the curtailment or restructuring of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Numerous other laws may apply to our products. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended, referred to herein as the ACA (addressed further below in the section on “U.S. Healthcare Reform”). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers to report development costs and pricing information when prices are increased. Penalties for late or faulty reporting can be significant. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Similar to the U.S., the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is often not uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. Under the regime of the Clinical Trials Directive, before a clinical trial can be initiated, it must be approved in each EU Member State where there is a site at which the trial is to be conducted by two distinct bodies: the

National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the regime of the Clinical Trials Directive, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In order to streamline the regulation of clinical trials across the EU, the EU Parliament has adopted Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation. The new EU Clinical Trials Regulation, which repeals and replaces the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, referred to as the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. The EU Clinical Trials Regulation became effective on January 31, 2022 and is applicable directly in all countries of the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). The new EU Clinical Trials Regulation allows for starting and conducting a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the effective date of January 31, 2022. The transition period for the trials ongoing at the time of applicability will be a maximum of 3 years after the date of application of the EU Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. Any application to transition ongoing trials from the current Clinical Trials Directive to the new EU Clinical Trials Regulation will need to be submitted and authorized before the end of the transitional period. The new EU Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.

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

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. Although marketing authorizations granted through the EU centralized procedure are valid in Northern Ireland, such marketing authorizations are not valid in the rest of the UK (England, Wales and Scotland, or collectively Great Britain). Until the end of 2022, a marketing authorization for Great Britain can be applied for through the UK European Commission Decision Reliance Procedure, after having received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use. It is uncertain whether the UK European Commission Decision Reliance Procedure will remain available after 2022.

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

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation, or GDPR, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. Obligations also include the need to conclude arrangements with clinical trials sites concerning data processing activities. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA.

In addition, the GDPR restricts the ability of companies to transfer personal data from the EEA to the U.S. and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. One mechanism previously relied upon by U.S. companies for such transfers was the EU-U.S. Privacy Shield Framework, or Privacy Shield. However, in July 2020, the European Court of Justice ruled the Privacy Shield to be an invalid data transfer mechanism and confirmed that the European Commission’s Standard Contractual Clauses, or the Model Clauses, remain valid and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. As a result, companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the U.S. U.S.-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. The Model Clauses may also come under increased scrutiny as a result of the European Court of Justice’s judgement in July 2020, though they remain the most common authorized procedure to transfer personal data out of the EU. Following the European Court of Justice’s ruling, the European Data Protection Board issued a statement providing among other things that it is a primary responsibility of the exporter and the importer, when considering whether to rely on the Model Clauses to export data from the EU to third countries, to ensure that the importer maintains a level of protection that is essentially equivalent to that guaranteed by the GDPR in light of the EU Charter of Human Rights. Companies may need to revise the Model Clauses used in their contracts in light of the July 2020 judgement. Companies that have not taken steps to demonstrate that their Model Clauses and personal data recipients in the U.S. are suitable to transfer to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection.

Rest of the World Regulation

For other countries outside of the U.S., UK and EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to repeal or replace, or invalidate the ACA or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic). On December 10, 2021, President Biden signed a law that provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact potential marketing approvals and reimbursement for our product candidates, if approved. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. If healthcare policies or reforms intended to curb healthcare costs are adopted, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our product and any future products, if approved, may be negatively impacted.

It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Pharmaceutical Pricing and Reimbursement

Sales of ZULRESSO and any product candidates we successfully commercialize, if approved, in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product or to manage utilization by, for example, requiring prior authorization, could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the U.S., healthcare providers are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We participate in the Medicaid Drug Rebate Program and other governmental programs. The Medicaid Drug Rebate Program and other governmental programs impose obligations to report certain pricing data to the federal government as well as other compliance obligations. Other programs impose limits on the price we are permitted to charge certain entities for our products. Statutory and regulatory changes or other agency action regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products for which we receive regulatory approval and could negatively impact our results of operations or expand our rebate liability. For example, Congress recently expanded the availability of postpartum coverage under Medicaid and the Children’s Health Insurance Program (CHIP) and could enact legislation that would extend rebates under the Medicaid Drug Rebate Program to all CHIP utilization.

Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Where our average manufacturer price increases faster than the pace of inflation, we may be subject to an additional rebate in the amount that our average manufacturer price has exceeded the pace of inflation. Currently, the rebate is capped at 100 percent of the average manufacturer price, but, effective January 1, 2024, this cap on the rebate will be removed, and our rebate liability could increase accordingly.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and, in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount also could affect our 340B ceiling price calculations and negatively impact our results of operations.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019. It is unclear how HRSA will apply its enforcement authority under the regulation. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our approved products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on legislation enacted by Congress. For example, Congress could enact a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation.

Congress also could enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations. In addition, Congress could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies, and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns.

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

We could be held liable for errors associated with our submission of pricing data. Civil monetary penalties can be applied if we are found to have made a misrepresentation in the reporting of our average sales price for each misrepresentation and for each day in which the misrepresentation was applied, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, or to have misrepresented that information, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failures also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program, or, if we fail to comply with 340B program requirements, HRSA could decide to terminate our 340B program participation agreement. In the event that CMS terminates our rebate agreement or HRSA terminates our 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

In various EU Member States, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission presented a proposal for a regulation on health technologies assessment. The proposal was adopted in December 2021 and will apply as of January 2025. This EU HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas.

Employees and Human Capital

Our mission to pioneer solutions to deliver life-changing brain health medicines so every person can thrive depends on our ability to attract, develop, engage, and retain the industry’s highest quality talent across all dimensions of diversity. This understanding guides our approach to recruiting, managing and supporting our human capital resources. At Sage, we strive for a best-in-class working culture and a spirit of collaboration and inclusivity. We have worked hard to build a great company and to evolve the business and culture as we grow.

General Information. As of February 16, 2022, we employed 471 full-time employees, including 253 in research and development and 218 in selling, general and administrative and no part-time employees. 38 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Diversity, equity, and inclusion.

We are committed to taking action to integrate diversity, equity, inclusion, and equal opportunity to foster a diverse workforce, sense of belonging and innovative thinking. We have four core areas of focus:

•	Experience: Foster a diverse and inclusive culture that enables a sense of belonging and innovative thinking.
•	Talent: Recruit and develop diverse, high-performing individuals and teams.
•	External: Identify and partner with diverse community organizations and vendors to increase diversity in our ecosystem.
•	Patients: Continue to grow and nurture long-term and transparent partnerships to ensure diverse voices are represented.

Our commitment to diversity, equity, and inclusion is a core focus of our leadership team: seven of our fourteen leadership team members are women and/or from diverse racial and ethnic groups. As of year-end 2021, approximately 61% of our U.S. workforce identified as female and 28% identified as racially or ethnically diverse.

Compensation, Benefits and Ongoing Professional Development.

Our vision is to fearlessly lead the way to create a world with better brain health, which requires everyone to consistently give their best. We aim to spur every single employee on to realize their true potential. To do this, we appreciate what it takes to be at one’s best, which is why we prioritize the health and well-being of all team members. To promote our employees’ continued well-being and development, we offer a variety of inclusive benefits and opportunities. We offer comprehensive work-life and income protection benefits, including health, dental, vision, life insurance, disability and retirement savings programs, paid time off and family leave, mental health days, caregiving support, fitness subsidies, technology benefits, tuition reimbursement and an employee assistance program.

We have enhanced our benefits in response to the COVID-19 pandemic and to support our employees’ brain health and wellness. For example, we increased company-wide personal time off, provided resources and stipends to enable employees to work from home, and introduced educational and tutoring support. We continue to prioritize the needs of our employees through a robust listening strategy and are focused on assessing and responding to evolving needs throughout the COVID-19 pandemic and beyond.

Our employees are encouraged to take advantage of an array of professional development resources delivered through a variety of venues, including continued learning courses, company-wide coaching, podcasts, and leadership circles. We believe our investment in learning and growth gives us a competitive edge and our strategies are focused on optimal performance, ongoing professional growth, and future of work capabilities, with the following areas of focus:

•	Critical Leadership Capabilities: Build a culture where leaders drive inclusion, performance, curiosity, and personal and professional growth.

•	Create a change agile and integrated organization: Maximize our ability to collaborate and forge new pathways in the face of change.

Strengthen our commitment to personal and professional growth: Increase engagement and retention through learning investment in individual employees.

We are committed to fostering an environment in which everyone feels valued, respected, and empowered to contribute and provided access to the resources and opportunities to do so, while making a positive difference for patients and their families.

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

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. The COVID-19 pandemic has compounded these barriers and further impacted sales of ZULRESSO in the U.S. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities for a period of time. We believe concerns about the risk of exposure to the virus as well as the disruption to the healthcare system in the U.S. caused by the pandemic have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. We expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. Given the continuing nature of the pandemic, we cannot predict the length or scope of such continued adverse impact.

While we are committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our commercial efforts for ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach may continue to substantially limit the revenue opportunity for ZULRESSO, and may make it difficult for us to achieve revenue growth and meet our revenue goals. Given this approach, the number of new healthcare settings that become treating sites for ZULRESSO, if any, may also be limited. We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons. Healthcare settings that are active treating sites may also limit capacity used for ZULRESSO infusions.

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•

Women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry that is part of the REMS process or may be concerned about the risk of excessive sedation and sudden loss of consciousness.

•

More healthcare providers than we expected have been unwilling to accept ZULRESSO as a treatment paradigm for women with PPD and this may continue; we believe this unwillingness is due primarily to the product profile and reimbursement challenges associated with ZULRESSO.

•	We may not be able to compete effectively with lower cost antidepressants.
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

•

Although we are actively investigating whether ZULRESSO can be safely administered in a patient’s home in an open-label clinical trial, it is uncertain whether the trial will be successful. Even if we receive favorable data from this trial, we may never be able to generate sufficient data for the FDA to permit administration of ZULRESSO in the home setting, even with monitoring and supervision requirements, or administration in the home setting may not result in an increase in market acceptance of ZULRESSO or an increase in our revenues from the product.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD and for which we intend to submit a new drug application, or NDA, for the treatment of MDD in the second half of 2022 and an associated NDA filing for the treatment of PPD in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. We may not be successful in our plans to file for and obtain regulatory approval of zuranolone for the treatment of MDD or PPD on the timelines we expect or at all. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our other product candidates, on the timelines we expect or at all, or that the results of our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance our product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our current or future product candidates.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of product candidates beyond ZULRESSO, including zuranolone. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators may not be able to demonstrate the efficacy and safety of any of our current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in our ongoing dose-ranging study of SAGE-324, the KINETIC 2 Study, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. Other decisions or actions of the FDA or other regulatory agencies may affect our plans, progress or results.

Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses, or could lead to different results than achieved with the earlier formulation or processes. We or our collaborators may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We or our collaborators may experience slower than expected recruitment of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used or there are existing therapies or where other companies are running large clinical trials. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, the potential need for additional analysis or data or the need to enroll additional patients, or other unexpected issues such as adverse events in any of our clinical trials. These types of delays or issues could lead to delays in the completion of a trial and announcement of results.

The continuing COVID-19 pandemic in the U.S. and outside the U.S. may negatively impact our ongoing and planned development activities. Continuing concerns about COVID-19 and related precautions, restrictions and healthcare staffing shortages may make it difficult to enroll patients in our clinical trials or may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials so as to prioritize medical resources for the treatment of COVID-19 patients or as a result of recommended or required restrictions on nonessential businesses. These concerns, precautions, restrictions and resource constraints arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, or cause us to pause trials, which may, in each case, significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have seen slower recruitment in certain of our clinical trials, especially with respect to older patients and, in our SKYLARK Study, in patients with PPD. We believe the slower than expected enrollment in the SKYLARK Study was due to a lower number of women seeking care for PPD and a lower rate of childbirth during the COVID-19 pandemic. As a result of the slower than expected enrollment, we revised our expected timeline for reporting topline data from the SKYLARK Study.

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

The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S. Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of any of our product candidates in the indications we study, or do not support the safety or efficacy or our intended profile for the product. For example, we may not be successful in our plans to file NDAs with the FDA and obtain regulatory approval of zuranolone for the treatment of MDD and/or PPD on the timelines we expect or at all. The FDA may find inadequacies and deficiencies in our planned NDA for zuranolone or in the data we submit, despite our prior discussions with the FDA, and may decide not to accept the NDA for filing. Even if the FDA accepts an NDA seeking approval of zuranolone for filing, the FDA may find that the data included in the NDA are not sufficient for approval and may not approve the NDA. We may receive negative results from ongoing clinical trials of zuranolone that adversely affect our ability to obtain approval of zuranolone or that impair the potential product profile of zuranolone. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may not meet expected review timelines or there may be delays at any point in the regulatory submission and review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD, if zuranolone is approved. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone.

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

We may observe undesirable side effects or other potential safety issues in nonclinical studies or in clinical trials at any stage of development of our product candidates. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, any current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, zuranolone, any other existing or future product candidate or any future approved product:

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for and successfully market our product candidates. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. The FDA may recommend scheduling with respect to zuranolone or any of our other current or future product candidates. In such event, as was the case with ZULRESSO, prior to a product launch, the U.S. Drug Enforcement Administration, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved.

Additionally, delays, resource constraints, and other disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants, as well as the disruption to the healthcare system in the U.S. caused by the pandemic, have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully-vaccinated people, and the resulting disruption in many locations to healthcare resources, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. The scope and timing of the expected negative impact will depend on, among other factors, the scope and duration of the pandemic and the timing of any return to normal business operations across the U.S.; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; the extent of healthcare staffing shortages due to COVID-19; and the impact of the pandemic on our customers and vendors. We cannot predict for how long and to what extent the COVID-19 pandemic will have an adverse impact on ZULRESSO sales.

As a result of the COVID-19 pandemic, we may also continue to experience delays or other disruptions that could negatively impact our ongoing and planned development activities, including the timing of initiation and completion of non-clinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

•

delays or difficulties in recruiting clinical sites and in clinical site initiation, or the diversion of other healthcare resources and personnel, due to prioritization of medical resources to the treatment of COVID-19 patients, healthcare staffing shortages or as a result of recommended or required precautions or limitations intended to curb the spread of the virus;

•

delays or difficulties in enrolling patients in our clinical trials, including, for example, with respect to recruiting older patients as we have seen in certain of our clinical trials, or an increase in the number of patients who withdraw from our clinical trials prior to completion as a result of concerns about COVID-19 or as a result of recommended or required precautions or limitations intended to curb the spread of the virus, or the potential that patients in our trials may have or contract COVID-19 which may impact the trial results;

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

•

interruption or delays in the operations of the FDA and foreign regulatory agencies, which may impact timelines for initiation of clinical trials, amendments of protocols, inspections of manufacturing facilities and review of regulatory submissions;

•

interruption of, or delays in, availability of supplies of our product candidates if the COVID-19 pandemic continues in surges or recurs in waves for an extended period, including the potential for shortages of raw materials, other drugs or materials used in our clinical trials, or staff available to our contract manufacturing organizations or other vendors in the supply chain or as the result of restrictions or limitations in their businesses or activities; and

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

Our first product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We plan to file an NDA in the U.S. seeking approval of zuranolone for the treatment of MDD in the second half of 2022, and anticipate an associated NDA filing seeking approval of zuranolone for PPD in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are developing SAGE-718 as a potential treatment for cognitive dysfunction associated with Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and the other indications in which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of patients with PPD, MDD, essential tremor, Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, or any other indication in which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the market for ZULRESSO and the potential market for zuranolone and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing or in frequency or duration of dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, in our ongoing dose-ranging study of SAGE-324, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. Any of these studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

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

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce commercial supplies of zuranolone, if approved, and non-clinical, clinical and commercial supplies of our approved products and product candidates in the future.

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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone to complete our ongoing clinical trials, produce validation batches, and, if zuranolone is approved by the FDA, to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-324, SAGE-718, SAGE-689 and our other product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency, which we expect to occur in connection with our planned submission of an NDA for zuranolone for the treatment of MDD in the second half of 2022. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Also, if a natural disaster were to interrupt or halt production of our drug substance or drug product at one of our third-party contract manufacturers, or cause the loss of batches, we could encounter a supply shortage or face significant costs to rebuild our supply.

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance or drug product for zuranolone or any of our other product candidates. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product or successfully complete development of our current or future product candidates.

ZULRESSO or any future product, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from its sales.

The commercial success of ZULRESSO or of zuranolone or any of our other current or future product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among the medical community, including physicians, patients and healthcare payors, and reimbursement at sufficient levels.

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring onerous and time-consuming prior authorization procedures, or they may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is significant uncertainty related to third-party payor coverage and reimbursement of approved drugs. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. For example, the availability, terms and timing of coverage for ZULRESSO varies from payor to payor, both for commercially insured patients and from state Medicaid systems, and we have encountered some states that impose significant coverage restrictions or lengthy delays on reimbursement of ZULRESSO. As a result, certain healthcare settings will not treat Medicaid patients with ZULRESSO even if they are active treating sites of care for ZULRESSO. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. If zuranolone receives regulatory approval, we plan to pursue a value-based agreement strategy with payors. Payors may not be receptive to the use of value-based agreements or may not agree with our approach and such a strategy may not increase market acceptance or access. If we believe a value-based agreement strategy will not be successful we may change our approach. We cannot be sure that adequate coverage or reimbursement will be available for zuranolone or any other product candidate that we or our collaborators commercialize.

Market acceptance with respect to ZULRESSO, zuranolone, if approved, or any of our other product candidates that we successfully develop will depend on a number of factors, including, among others:

•	the efficacy and safety of our products as demonstrated in clinical trials;

•

the potential and perceived advantages and limitations of our products over current or future alternative treatment options, including in the case of ZULRESSO, the impact of limitations arising from the intravenous infusion mode of administration, the length of stay required for treatment, restrictions on site of care to REMS certified healthcare settings and other requirements of the REMS, the risk of excessive sedation and loss of consciousness during administration, and, in the case of ZULRESSO and zuranolone, if approved, the availability of lower cost antidepressants;

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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, may require significant resources and may never be successful. If ZULRESSO or any of our product candidates, including zuranolone, that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so on the timelines we expect.

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

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates, including zuranolone, if approved. In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA. If products are determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Brexanolone is currently regulated as a Schedule IV controlled substance. Other Schedule IV controlled substances include sedative hypnotics such as benzodiazepines.

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

Our most advanced product candidate, zuranolone, is in Phase 3 development for MDD and PPD. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If successfully developed and approved, zuranolone may also face competition from esketamine, which is approved for the treatment of treatment-resistant depression. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In April 2021, Axsome Therapeutics, Inc. announced that the FDA had accepted and granted priority review to the NDA package for its NMDA receptor antagonist, AXS-05, which had previously received Breakthrough Therapy designation for MDD, but the expected PDUFA target action date of August 2021 has been delayed. In addition, if zuranolone is successfully developed and approved for PPD, it could reduce our commercial opportunity for ZULRESSO.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis. In September 2021, Marinus announced that the FDA had accepted for filing and granted priority review of the NDA for its product candidate ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Marinus has announced that the FDA has set a PDUFA target action date for ganaxolone for this indication for March 2022. Ganaxolone is also in Phase 3 development for status epilepticus and tuberous sclerosis complex. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid, for MDD that is currently in Phase 2/3 development.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development for essential tremor. If successfully developed and approved as a treatment for essential tremor, SAGE-324 will face competition from current first-line treatments which include β-adrenergic blocker propranolol and anticonvulsant primidone. SAGE-324 may also face competition from a T-type calcium channel modulator that Jazz Pharmaceuticals, Inc. is currently evaluating in Phase 2b development for essential tremor and a Phase 2 T-type calcium channel modulator being developed by Praxis.

A number of companies are working to develop products targeted at the NMDA receptor, both antagonists and agonists. Aptinyx Inc. has multiple Phase 2 NMDA receptor modulators in development for multiple indications, including NYX-458 being developed for the treatment of cognitive impairment in Parkinson’s disease.

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

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration and license agreement with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, collectively with BIMA, Biogen, to jointly develop and commercialize zuranolone and SAGE-324 in the U.S. and granting Biogen rights to develop and commercialize those product candidates in the rest of the world other than Japan, Taiwan and South Korea, or the Shionogi Territory, in the case of zuranolone. We have a separate collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone in the Shionogi Territory. The efforts under these collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development and commercialization of our product candidates. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels, which could hamper our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions for certain products in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

As our development and commercialization efforts advance, we expect to continue to significantly develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

Given the complexity and level of activities and resources that are necessary to develop and commercialize pharmaceutical products, we have been growing and expanding our company and, if our planned development and regulatory efforts are successful, we expect to continue to need to significantly increase our number of employees and the scope of our operations. For example, to commercialize any future products, we will need to recruit and train additional qualified sales personnel, and continue to implement and improve our managerial, operational and financial systems. We may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure and give rise to operational mistakes or delays, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage any potential significant expansion, our expenses may increase more than expected, and our ability to successfully develop and gain regulatory approval of our product candidates and generate or increase our revenue, if such product candidates are approved, could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any future products that we successfully develop, and to compete effectively will depend, in part, on our ability to effectively manage the potential future expansion of our company.

Our future success depends on our ability to attract, retain and motivate qualified personnel.

To accomplish our objectives, we require a strong management team with expertise in research and development, clinical development and commercialization. Although we have entered into employment agreements with each of our executive officers, each of them is employed “at will” and may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified personnel. If we are unable to continue to attract and retain high quality personnel, our development efforts, commercialization activities, business, financial condition, results of operations and growth prospects could be adversely affected.

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

The Medicaid Drug Rebate Program, which we participate in, and other governmental programs impose obligations to report pricing figures to the federal government, require us to pay rebates and participate in discount programs. Other programs impose limits on the price we are permitted to charge certain entities for ZULRESSO or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZULRESSO or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The Patient Protection and Affordable Care Act, as amended, referred to herein as the ACA, and regulations promulgated thereunder could affect our obligations in ways we cannot anticipate.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. If we become obligated to restate or recalculate the amounts we report under these programs, our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and our price discounts and rebates could be increased. Additionally, we could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and other federal or state drug pricing programs, including retroactive rebates and program refunds, and if we are found to have knowingly submitted false average manufacturer price or best price information to the government, civil monetary penalties per item of false information. Certain failures to submit required data could result in a civil monetary penalty for each day the information is late beyond the due date and be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program, or, if we fail to comply with 340B program requirements, the Health Resources and Services Administration, or HRSA, could decide to terminate our 340B program participation agreement. In the event that CMS terminates our rebate agreement or HRSA terminates our 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

We are subject to other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to a number of healthcare and other statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we currently or may in the future conduct our business.

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

•

HIPAA, and its implementing regulations, imposes privacy, security and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information upon covered entities subject to the rule.

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

Ensuring that our future practices and business arrangements comply with applicable healthcare laws and regulations is costly. It is possible that governmental authorities will conclude that our business practices and arrangements do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our practices or operations, including activities conducted by our commercial team or other of our employees, consultants or vendors, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations and materially adversely affect our business and financial condition. We may also be substantially negatively impacted if governmental authorities conclude that the business practices of one of our collaborators does not comply with applicable laws. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We and our employees are also subject to other statutes and regulations related to our business, including: regulations imposed by the FDA and applicable non-U.S. regulators, as previously discussed; anti-bribery and anti-

corruption laws and regulations applicable to activities outside the U.S.; rules on reporting financial and other information or data timely and accurately; and rules related to insider trading.

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

We must comply with numerous federal, state and non-U.S. laws which govern the privacy and security of health and other personal information. As described above, HIPAA, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, when we conduct clinical trials in the U.S., any personal information that is collected in connection with these trials also is regulated by the Federal Policy for the Protection of Human Subjects (the Common Rule) which creates obligations for our company when conducting these trials.

We plan to enroll subjects in our ongoing or future clinical trials in the European Union, or EU, or other countries, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S. and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged. The United Kingdom’s, or UK’s, exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. In November 2020, California voters approved the California Privacy Rights Act, or CPRA, ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or the CPPA. The amendments introduced by the CPRA are scheduled to go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. At least two states have passed general privacy legislation that may impact our business activities in the future, and additional states are evaluating similar kinds of general privacy legislation. The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation of CCPA and other enacted or potential laws in other states exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal data and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. We have implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other federal and state legislation, on our business as additional information and guidance becomes available.

The FDA and other regulatory and enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of off-label uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZULRESSO or any of our future approved products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In the U.S., recent legislative and administrative proposals signal a desire to lower drug prices in the U.S. Should such a legislative or administrative initiative be established, we or our collaborators outside the U.S. in the future may be limited in the prices we are able to charge for our products in the U.S. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our collaborators and the potential profitability of our products in those countries would be negatively affected.

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

We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming one of our proprietary GABAA positive allosteric modulator compounds, asserting a lack of novelty and non-obviousness. We are in the process of challenging the rejection, and may not be successful in overturning the rejection.

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

If we or one of our collaborators or licensors initiated legal proceedings against a third party to enforce a patent, if and when issued, covering our product or any of our product candidates, the defendant could counterclaim that the patent covering our product or any of our product candidates is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, ex parte reexamination, inter partes review, derivation proceedings or interferences and equivalent proceedings in foreign jurisdictions, e.g., opposition or revocation proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. For example, our granted European patent covering brexanolone i.v. has been opposed by a third party, and the opposition proceedings are ongoing. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. For example, a 2021 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights in such jurisdictions. Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions aimed at reducing healthcare costs. The implementation of unreasonable cost containment measures, drug pricing controls or other reforms that do not recognize the clinical value of innovative medicines could have an adverse effect on our revenue from ZULRESSO, zuranolone, if approved, or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to repeal or replace, or invalidate the ACA or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. There have been multiple Congressional and administrative efforts to address drug pricing. It is unclear whether any such legislation or other public policy will come to pass, and if so, what effect it could have on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and price transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare or limiting exclusivity periods for pharmaceutical products. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for ZULRESSO and for zuranolone or any of our other product candidates, if approved;
•	our ability to receive or set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the amount of taxes that we are required to pay; and
•	the availability of capital.

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

Our internal computer systems or networks, or cloud platforms or those of our collaborators, our third-party CROs or our other contractors, consultants or service providers, may fail or suffer security breaches, which could result in a material disruption of our development programs, compromise personal or sensitive information related to our business, or cause us to incur significant liabilities which could adversely impact our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, and despite the implementation of security measures, our internal computer systems and those of our collaborators, our third-party CROs and our other contractors, consultants and service providers are vulnerable to cyber security threats, including damage from unauthorized access, theft, natural disasters, terrorism, war, telecommunication and electrical failures, and system malfunction, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering schemes and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs or cause us to have liability for disclosure of personal information of our customers. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption, disaster or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed or prevented.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks or cloud platforms. We also could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act, or the FTC Act. The Federal Trade Commission, or the FTC, expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The guidance of the FTC for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule, which establishes national standards for covered entities to protect individuals’ electronic personal health information. The HIPAA Security Rule requires covered entities to have appropriate administrative, physical and technical safeguards to help ensure the confidentiality, integrity, and security of electronic protected health information. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, we cannot guarantee that our, or our third-party CROs’ or our other contractors’, consultants’ or service providers’ security measures will be sufficient to prevent data loss and other security breaches. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2021, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of December 31, 2021, our cash, cash equivalents and marketable securities were $1.7 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $457.9 million for the year ended December 31, 2021, and our accumulated deficit was $1.5 billion as of December 31, 2021.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase, particularly as we advance our product candidates in non-clinical studies and clinical trials, seek regulatory approval for zuranolone and any other product candidates that successfully complete clinical development, and continue our discovery efforts. We also incur significant selling, general and administrative costs in support of ongoing commercialization efforts with respect to ZULRESSO and in connection with other activities, including permitted pre-launch and launch-readiness activities associated with zuranolone and other product candidates as they advance in development. In addition, if we obtain marketing approval for zuranolone or any of our other current or future product candidates beyond ZULRESSO, we will incur significant sales, marketing and outsourced-manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited. Our ability to generate significant product revenue from any future approved product depends on a number of factors, including, but not limited to:

•

our ability to successfully file NDAs with the FDA for approval of zuranolone in MDD and PPD, and to gain marketing approval of zuranolone in those indications, in each case on the timelines we expect;

•

our ability to initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our other product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and

•

with respect to an approved product, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

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

We are currently commercializing ZULRESSO, preparing to file for marketing approval of zuranolone in the U.S. and beginning permitted pre-launch and launch-readiness activities associated with zuranolone’s potential approval, and advancing our other product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses to increase significantly, particularly as we advance our product candidates in non-clinical studies and clinical trials and continue our discovery efforts. We also incur significant expenses in connection with the commercialization of ZULRESSO and in connection with other activities, including permitted pre-launch and launch-readiness activities associated with zuranolone, and would expect commercialization expenses to increase significantly to commercialize other products, including zuranolone, if approved. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2021, our cash, cash equivalents and marketable securities were $1.7 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, in addition to ongoing collaboration funding, will be sufficient to fund our anticipated level of operations for at least the next 24 months from the filing date of this Annual Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

•

the success or failure of any regulatory activities with respect to our product candidates, including our planned submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD in the second half of 2022 and the planned submission of an associated NDA filing for the treatment of PPD in the first half of 2023, and whether or not we receive FDA approval of zuranolone in such indications;

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities. For example, the 6,241,473 shares of our common stock held by BIMA are subject to an 18-month lockup period, which expires June 30, 2022, after which BIMA will be able to sell a certain amount of its shares, subject to certain sales and volume limitations, or, if BIMA requests registration of its shares pursuant to its registration rights, without such sales and volume limitations. Following a second 18-month period, which expires December 31, 2023, BIMA will be able to sell shares without limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. We lease 63,017 square feet of office space in a multi-tenant building pursuant to a lease dated as of December 2011, as amended in March 2019, that will expire on August 31, 2024.

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

Stockholders

As of February 16, 2022, there were five stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2017 through December 31, 2021, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2016 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

*	$100 invested on December 31, 2016 in stock or index.

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

Item 6. [Reserved]

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

Information pertaining to fiscal year 2019 was included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, on pages 82 through 100, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 24, 2021.

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

Our first product, ZULRESSO, is a proprietary intravenous formulation of brexanolone, approved in the U.S. as a treatment for PPD in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. Currently, ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. We have initiated an open-label clinical trial designed to assess the potential for safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD, known as the SUNBIRD Study, which is anticipated to be completed in late 2022.

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for certain affective disorders, including major depressive disorder, or MDD, and PPD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022 seeking approval of zuranolone for the treatment of MDD. An associated NDA filing seeking approval of zuranolone for PPD is anticipated in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. The FDA granted Fast Track designation to zuranolone in PPD in early 2022, and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.

To date, we have completed five pivotal clinical trials of zuranolone, four in MDD and one in PPD. The completed pivotal trial evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We announced results from the following pivotal clinical trials of zuranolone in either 2021 or early 2022:

•	CORAL Study (completed)

On February 16, 2022, we announced results from the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label standard antidepressant therapy, or ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD. Patients in the clinical trial received zuranolone 50 mg co-initiated with an open-label standard of care ADT or open-label standard of care ADT co-initiated with placebo once nightly for 14 days followed by continuation of the ADT for an additional short-term follow-up period. In the CORAL Study, zuranolone 50 mg co-initiated with an ADT met the primary endpoint of statistically significant reduction in depressive symptoms at Day 3 and met the key secondary endpoint of a statistically significant improvement in depressive symptoms over the two-week treatment period, in each case as compared to ADT co-initiated with placebo.

•	WATERFALL Study (completed)

In June 2021, we announced that the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled clinical trial evaluating the efficacy and safety of zuranolone 50 mg in adults aged 18 to 64 years with MDD, met its primary endpoint.

•	SHORELINE Study (ongoing)

In 2021, we reported positive topline 12-month data from both the 30 mg cohort and the 50 mg cohort of the SHORELINE Study, an open-label Phase 3 clinical trial of zuranolone in MDD, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in the 50 mg cohort of the study is ongoing.

The SKYLARK Study, a Phase 3 placebo-controlled clinical trial evaluating a two-week course of zuranolone 50 mg in women with PPD, with additional short-term follow-up, is ongoing, and we expect to report topline results in mid-2022.

We are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. Shionogi recently reported completion of a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan, which Shionogi reported achieved its primary endpoints.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we announced that our placebo-controlled Phase 2 KINETIC Study evaluating SAGE-324 for the treatment of adults with essential tremor had achieved its primary endpoint. We initiated a Phase 2b dose-ranging clinical trial of SAGE-324 in patients with essential tremor in late 2021, known as the KINETIC 2 Study. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen. We plan to initiate a Phase 2 clinical trial evaluating the safety of SAGE-324 in patients with essential tremor in mid-2022. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. We achieved development milestones in 2021 evaluating SAGE-718 for the treatment of cognitive issues associated with Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

SAGE-718 is currently being studied in a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, known as the DIMENSION Study. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months. Dosing in the DIMENSION Study commenced in early 2022. We plan to initiate, in mid-2022, a second placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, known as the SURVEYOR Study, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We also plan to initiate a Phase 3 open-label study of SAGE-718 in patients with Huntington’s disease cognitive impairment in late 2022. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease.

We also achieved development milestones in 2021 evaluating SAGE-718 for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. Data from the PARADIGM Study showed that SAGE-718 had a positive impact on multiple domains of cognition, including executive function and learning and memory, while leaving domains altering simple attention or reaction time unaffected. A four-week dosing cohort in the PARADIGM Study is ongoing to gather additional data in the Parkinson’s disease patient population. We plan to initiate a placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease in mid-2022. In December 2021, we reported topline data from a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, known as the LUMINARY Study. Data from the LUMINARY Study showed treatment with SAGE-718 resulted in consistent improvement across multiple tests of executive performance, as well as improvement on key tests of learning and memory. In addition, SAGE-718 has been well-tolerated in studies to date. We also plan to initiate a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease in late 2022.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also believe that we may have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.5 billion as of December 31, 2021. Our net losses were $457.9 million and $680.2 million for the years ended December 31, 2021 and 2019, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase significantly in the foreseeable future in connection with our ongoing activities, if and as we:

•

complete ongoing Phase 3 clinical trials of zuranolone in MDD and PPD; advance our regulatory, permitted pre-launch and launch-readiness activities with respect to zuranolone, including activities focused on the planned filing of an NDA for zuranolone in MDD in the U.S. in the second half of 2022, and the planned associated NDA filing for zuranolone in PPD in the U.S. in the first half of 2023; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;

•	continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S., with a primary focus on geographies that have existing, active ZULRESSO treating sites;
•

complete the ongoing KINETIC 2 Study of SAGE-324 in patients with essential tremor, and initiate additional development activities with SAGE-324, including potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the ongoing Phase 2 clinical trials evaluating SAGE-718 in the treatment of Huntington’s disease and in patients with mild cognitive impairment due to Parkinson’s disease, and initiate the planned Phase 2 clinical trials evaluating SAGE-718 in the treatment of Huntingon’s disease cognitive impairment, in patients with mild cognitive impairment due to Parkinson’s disease, and in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, and the planned open-label Phase 3 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment;

•

support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in Biogen’s licensed territories outside the U.S. and Shionogi’s development of zuranolone in the Shionogi Territory;

•	advance our earlier-stage compounds;
•	continue our research and development efforts to evaluate the potential for our existing product candidates for the treatment of additional indications or in new formulations;
•

identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;

•

prepare and file new drug applications with the U.S. Food and Drug Administration, or FDA, and conduct permitted pre-launch activities with respect to any of our other product candidates that we believe have been successfully developed;

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2021, in addition to ongoing collaboration funding, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plans, for at least the next 24 months from the filing date of this Annual Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment, and, more recently, by the spread of COVID-19 in the U.S. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants as well as the disruption to the healthcare system in the U.S. caused by the pandemic have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully-vaccinated people, and the resulting disruption in many locations to healthcare resources, we expect the significant adverse impact of the pandemic on ZULRESSO revenues, and our results of operations from sales of ZULRESSO, to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope and duration of the pandemic and the timing of any return to normal business operations across the U.S.; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; the extent of healthcare staffing shortages due to COVID-19; and the impact of the pandemic on our customers and vendors. Given the continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our account management field-based team and sales representatives now in place, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step revenue recognition model and present the arrangement as collaboration revenue in the consolidated statements of operations and comprehensive income (loss). For further discussion regarding the accounting for the Biogen Collaboration Agreement, please refer to Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the year ended December 31, 2021, we recorded net reimbursement of $79.8 million from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen. There were no comparable costs or reimbursements in the year ended December 31, 2020.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients and in our SKYLARK Study in patients with PPD, which caused us to revise our expected timeline for reporting topline data from that study.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZULRESSO; permitted pre-launch and launch-readiness activities related to zuranolone; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

In April 2020, we implemented a workforce reduction that primarily affected the ZULRESSO commercial operation and related support functions, including eliminating the entirety of our salesforce at that time. While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our account management field-based team and sales representatives now in place, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase in the future as we progress development efforts and prepare for potential commercialization of zuranolone, if approved, and our other current or future product candidates, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the year ended December 31, 2021, we recorded net reimbursement of $11.3 million from Biogen that was deducted from our selling, general and administrative expenses because we incurred a greater amount of these expenses than Biogen. There were no comparable costs or reimbursements in the year ended December 31, 2020.

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

Revenue Recognition

We generate revenue from the sale of ZULRESSO and from collaboration and supply agreements with our collaborators. To date, revenue from collaboration agreements has come from initial, upfront payments allocated to licenses of intellectual property delivered to our collaborators, from the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, or the Biogen Equity Purchase, and from the supply of material for clinical trials under a supply agreement.

Under ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from our collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi clinical trials. Revenue from our collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement and from the Biogen Equity Purchase. For additional information, refer to Note 6, Collaboration Agreements, to our consolidated financial statements appearing elsewhere in this Annual Report.

Product Revenue, Net

We recognize product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss). We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2021, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

We record reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as our estimate of product that remains in the distribution channel inventory of our customers at the end of the reporting period. On a quarterly basis, we update our estimates, if necessary, and record any material adjustments in the period they are identified.

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

Financial Assistance: We provide voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. We estimate the financial assistance amounts for ZULRESSO and record any such amounts within accrued expenses on the consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that we expect to receive using demographics for patients who have registered and been approved for assistance. Any adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we offer product return rights to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in our return goods policy. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on our consolidated balance sheets. Product returns have been immaterial to date and are expected to remain immaterial in the future.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step revenue recognition model described above and presents the arrangement as collaboration revenue in the consolidated statements of operations and comprehensive income (loss).

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

Stock-Based Compensation

We recognize compensation expense for stock-based awards, including grants of stock options and restricted stock units, made to employees, non-employee directors and non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. We recognize stock-based compensation expense for only the portion of awards that are expected to vest.

For awards that vest upon achievement of a performance condition, we recognize compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. Through the year ended December 31, 2019, we estimated our expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of our common stock. Effective January 1, 2020, we began using the historical volatility of only our common stock, as there is adequate historical data for the duration of the expected term.

The expected term of the stock options granted to employees, non-employee directors and non-employee consultants by us has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the date of grant for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We also apply a forfeiture rate in order to calculate stock-based compensation expense. Expected forfeitures are based on our historical experience and management’s expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised.

The fair value of each stock option granted under our equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	0%	0%	0%
Expected volatility	75.92%	77.86%	71.34%
Risk-free interest rate	0.63%	0.97%	2.21%
Expected term	5.92 years	5.98 years	6.05 years

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates when valuing our stock options, our stock-based compensation expense could be materially different. In developing a forfeiture rate estimate for pre-vesting forfeitures, we have considered our historical experience of actual forfeitures. In the future, if our actual forfeiture rate is materially different from our estimate, then our stock-based compensation expense could be significantly different from what we have recognized in the current period.

As of December 31, 2021, we had unrecognized stock-based compensation expense related to our unvested time-based stock option awards of $86.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.62 years.

As of December 31, 2021, 684,010 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to those awards was $10.8 million and the timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved.

As of December 31, 2021, 1,256,098 time-based restricted stock units and performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $59.2 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Product revenue, net	$6,308	$6,700	$(392)
Collaboration revenue - related party	—	1,107,500	(1,107,500)
Total revenue	6,308	1,114,200	(1,107,892)
Operating costs and expenses:
Cost of goods sold	553	565	(12)
Research and development	283,166	292,714	(9,548)
Selling, general and administrative	183,498	196,952	(13,454)
Restructuring	—	27,743	(27,743)
Total operating costs and expenses	467,217	517,974	(50,757)
Income (loss) from operations	(460,909)	596,226	(1,057,135)
Interest income, net	2,883	9,597	(6,714)
Other income, net	134	250	(116)
Net income (loss)	$(457,892)	$606,073	$(1,063,965)

Product Revenue, Net

During the years ended December 31, 2021 and 2020, we recognized $6.3 million and $6.7 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

Collaboration Revenue

During the year ended December 31, 2021, we recognized no collaboration revenue – related party from our agreement with Biogen. During the year ended December 31, 2020, we recognized collaboration revenue – related party of $1.1 billion related to the execution of the Biogen Collaboration Agreement and the Biogen Equity Purchase. The revenue consisted of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the Biogen Equity Purchase, when measured at fair value.

During the years ended December 31, 2021 and 2020, we recognized no collaboration revenue from our agreement with Shionogi.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, please refer to Note 2, Summary of Significant Accounting Policies; and Note 6, Collaboration Agreements in the Notes to Consolidated Financial Statements, appearing elsewhere in this Annual Report.

Cost of Goods Sold

During the years ended December 31, 2021 and 2020, cost of goods sold was $0.6 million and $0.6 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, or CyDex and The Regents of the University of California, or the Regents, on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the years ended December 31, 2021 and 2020. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$122,256	$116,614	$5,642
SAGE-324	18,771	19,482	(711)
SAGE-718	25,440	6,388	19,052
Other research and development programs	59,633	38,222	21,411
Unallocated expenses	87,168	69,638	17,530
Stock-based compensation	49,746	42,370	7,376
Net reimbursement from Biogen	(79,848)	—	(79,848)
Total research and development expenses	$283,166	$292,714	$(9,548)

Research and development expenses for the year ended December 31, 2021 were $283.2 million, compared to $292.7 million for the year ended December 31, 2020. The decrease of $9.5 million was primarily due to the following:

•

an increase of $5.6 million in expenses for development of zuranolone. The increase in expenses was primarily due to spending on manufacturing-related activities, including process validation and production of zuranolone for clinical and commercial use, if approved for commercial sale; offset by a decrease in spending on the WATERFALL Study;

•

an increase of $19.1 million in expenses for development of SAGE-718. The increase in expenses was primarily due to the initiation of a Phase 2 clinical trial and clinical pharmacology studies that were initiated during 2021;

•

an increase of $21.4 million in expenses for other research and development programs. The increase in expenses was primarily due to Phase 1 clinical trials of SAGE-689 and SAGE-904 and increased work on early-stage research programs;

•

an increase of $17.5 million in expenses for unallocated expenses. The increase in expenses was primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs;

•

an increase of $7.4 million in expenses for non-cash stock-based compensation expense. The increase in expenses was primarily due to the achievement of milestones for certain outstanding performance restricted stock units, resulting in the recognition of $9.8 million of expense during the year ended December 31, 2021, offset by the cancellation of stock options held by former employees. During the year ended December 31, 2020, no non-cash stock-based compensation expense was recognized related to the achievement of performance-based vesting criteria; and

•

during the year ended December 31, 2021, the reduction in expenses due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement was $79.8 million. The amount of net reimbursement was $61.1 million for zuranolone, $9.4 million for SAGE-324 and $9.3 million for costs that are reimbursable and included in unallocated expenses.

Selling, General and Administrative Expenses

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Personnel-related	$52,100	$58,403	$(6,303)
Stock-based compensation	54,883	51,836	3,047
Professional fees	43,428	50,533	(7,105)
Other	44,369	36,180	8,189
Net reimbursement from Biogen	(11,282)	-	(11,282)
Total selling, general and administrative expenses	$183,498	$196,952	$(13,454)

Selling, general and administrative expenses for the year ended December 31, 2021 were $183.5 million, compared to $197.0 million for the year ended December 31, 2020. The decrease of $13.5 million was primarily due to the following:

•	a decrease of $6.3 million of expenses for personnel-related costs. The decrease in expenses was primarily due to the termination of employees in the April 2020 restructuring;

•

an increase of $3.0 million of expenses for non-cash stock-based compensation expense. The increase in expenses was primarily due to the achievement of milestones for certain outstanding performance restricted stock units, resulting in the recognition of $6.7 million of expense during the year ended December 31, 2021, offset by the cancellation of stock options held by former employees. During the year ended December 31, 2020, no non-cash stock-based compensation expense was recognized related to the achievement of performance-based vesting criteria;

•

a decrease of $7.1 million in expenses for professional fees. The decrease in expenses was primarily due to transaction-related expenses for the Biogen Collaboration Agreement that were incurred in the year ended December 31, 2020, with no corresponding costs in the year ended December 31, 2021; the decrease was offset by an increase in activities focused on commercialization, including disease awareness and increased launch-readiness activities for a potential product launch, if our zuranolone development and regulatory efforts are successful;

•	an increase of $8.2 million in expenses for other costs. The increase in expenses was primarily due to corporate infrastructure costs, such as information technology costs; and

•

during the year ended December 31, 2021, the reduction in expenses due to net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement was $11.3 million. The amount of net reimbursement was $9.3 million for external costs and $2.0 million for personnel-related costs.

Restructuring

In the year ended December 31, 2021, we recorded no expense for restructuring. In April 2020, we announced a restructuring plan to enable us to advance our corporate strategy and pipeline that included the elimination of approximately 53% of our workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. In the year ended December 31, 2020, we recorded $27.7 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

Interest Income, Net and Other income, Net

Interest income, net, and other income, net, for the years ended December 31, 2021 and 2020 were $3.0 million and $9.8 million, respectively. The primary reason for the decrease was the reduction in interest rates that started in early 2020.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of December 31, 2021, we had an accumulated deficit of $1.5 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through December 31, 2021, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of December 31, 2021, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.7 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds and commercial paper, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(378,182)	$664,280
Investing activities	(1,002,448)	442,684
Financing activities	13,334	426,762
Total	$(1,367,296)	$1,533,726

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities primarily resulted from our net loss of $457.9 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $18.5 million, partially offset by $98.2 million of non-cash items.

During the year ended December 31, 2020, net cash provided by operating activities primarily resulted from our net income of $606.1 million, which was primarily attributable to collaboration revenue – related party from our collaboration with Biogen, partially offset by our research and development activities and our selling, general and administrative expenses; and $97.9 million of non-cash items. It was partially offset by changes in our operating assets and liabilities of $39.7 million.

Investing Activities

During the years ended December 31, 2021 and 2020, net cash used by investing activities was $1.0 billion and net cash provided by investing activities was $442.7 million, respectively. During the years ended December 31, 2021 and 2020, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the year ended December 31, 2021, we invested the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and the Biogen Equity Purchase in marketable securities.

Financing Activities

During the years ended December 31, 2021 and 2020, net cash provided by financing activities was $13.3 million and $426.8 million, respectively. During the year ended December 31, 2021, the amounts were mainly from proceeds from the exercises of stock options. During the year ended December 31, 2020, we received $650.0 million of proceeds from our sale of 6,241,473 shares of our common stock to Biogen under the stock purchase agreement, of which $417.5 million was recorded as equity and the remainder was recorded as revenue.

Operating Capital Requirements

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our current and future product candidates, and seek regulatory approvals for zuranolone and those other product candidates that are successfully developed; prepare for potential future commercialization of zuranolone and other product candidates beyond ZULRESSO that are successfully developed and approved, including pre-launch and launch-readiness activities; begin to commercialize any such products, if approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO, zuranolone, if approved and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2021, in addition to ongoing collaboration funding, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the filing date of this Annual Report. During that time, we expect to incur significant expenses as we continue to commercialize ZULRESSO; complete ongoing clinical trials of zuranolone and advance regulatory, permitted pre-launch and launch-planning activities; advance development of our other product candidates; expand our research activities; and pursue our strategic plan.

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
•

the costs of regulatory, permitted pre-launch and launch-readiness activities associated with zuranolone and, if zuranolone is approved for one or more indications, the costs associated with its commercial launch;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years		More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$20,427	$7,468	$12,959		$—	$—
Total(1)(2)(3)	$20,427	$7,468	$12,959	$		$—

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

(1)

We lease office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of December 31, 2021, of 63,017 square feet in the first building under an operating lease, as amended, that will expire on August 31, 2024 and 40,419 square feet in the second building under an operating lease, as amended, that will expire on August 31, 2024. We lease office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024. We may lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable.

(2)

We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $23.8 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. During the year ended December 31, 2021, we recorded expense of $0.2 million for milestones under these license agreements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $1.7 billion as of December 31, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2021.

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in “Election of Directors” and “Corporate Governance” in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in “Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain beneficial Owners and Management” in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in “Ratification of Appointment of Auditors” in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Research and Development Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development costs amounted to $39.1 million as of December 31, 2021, which include accruals for these estimated ongoing research and development costs. Any accrual estimates are based on a number of factors, including management’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued research and development costs is a critical audit matter are the significant judgment by management in determining the accrued costs which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for these accrued costs and the factors related to progress towards completion of the research and development activities, invoicing to date under the contracts, and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced.

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

February 24, 2022

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$294,233	$1,661,082
Marketable securities	1,448,063	438,467
Prepaid expenses and other current assets	39,841	22,821
Collaboration receivable - related party	18,506	—
Total current assets	1,800,643	2,122,370
Property and equipment, net	3,016	6,755
Restricted cash	1,269	1,716
Right-of-use operating asset	16,109	25,064
Other long-term assets	4,251	3,341
Total assets	$1,825,288	$2,159,246
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,450	$3,691
Accrued expenses	67,275	54,851
Operating lease liability, current portion	7,468	8,662
Total current liabilities	85,193	67,204
Operating lease liability, net of current portion	10,964	19,438
Other liabilities	100	270
Total liabilities	96,257	86,912
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2021 and December 31, 2020; 58,940,083 and 58,311,444 shares issued at December 31, 2021 and December 31, 2020; 58,937,050 and 58,308,411 shares outstanding at December 31, 2021 and December 31, 2020	6	6
Treasury stock, at cost, 3,033 shares at December 31, 2021 and December 31, 2020	(400)	(400)
Additional paid-in capital	3,227,471	3,109,807
Accumulated deficit	(1,495,386)	(1,037,494)
Accumulated other comprehensive gain (loss)	(2,660)	415
Total stockholders’ equity	1,729,031	2,072,334
Total liabilities and stockholders’ equity	$1,825,288	$2,159,246

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Product revenue, net	$6,308	$6,700	$3,957
Collaboration revenue	—	—	2,911
Collaboration revenue - related party	—	1,107,500	—
Total revenue	6,308	1,114,200	6,868
Operating costs and expenses:
Cost of goods sold	553	565	400
Research and development	283,166	292,714	368,815
Selling, general and administrative	183,498	196,952	345,777
Restructuring	—	27,743	—
Total operating costs and expenses	467,217	517,974	714,992
Income (loss) from operations	(460,909)	596,226	(708,124)
Interest income, net	2,883	9,597	27,804
Other income, net	134	250	82
Net income (loss)	$(457,892)	$606,073	$(680,238)
Net income (loss) per share—basic	$(7.80)	$11.66	$(13.38)
Net income (loss) per share—diluted	$(7.80)	$11.43	$(13.38)
Weighted average number of common shares outstanding—basic	58,670,230	51,983,188	50,833,837
Weighted average number of common shares outstanding—diluted	58,670,230	53,003,115	50,833,837
Comprehensive income (loss):
Net income (loss)	$(457,892)	$606,073	$(680,238)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(3,075)	(880)	1,810
Total other comprehensive gain (loss)	(3,075)	(880)	1,810
Total comprehensive income (loss)	$(460,967)	$605,193	$(678,428)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	46,888,263	$5	3,033	$(211)	$1,827,021	$(515)	$(963,329)	$862,971
Issuance of common stock from exercises of stock options	1,031,989	—	—	—	44,276	—	—	44,276
Issuance of common stock under the employee stock purchase plan	55,404	—	—	—	5,744	—	—	5,744
Stock-based compensation expense	—	—	—	—	151,508	—	—	151,508
Purchase of treasury stock	—	—	—	(189)	—	—	—	(189)
Public offering of common stock, net of offering costs	3,833,334	—	—	—	560,948	—	—	560,948
Vesting of restricted stock units, net of employee tax obligations	68,204	—	—	—	(2,175)	—	—	(2,175)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,810	—	1,810
Net loss	—	—	—	—	—	—	(680,238)	(680,238)
Balances at December 31, 2019	51,877,194	5	3,033	(400)	2,587,322	1,295	(1,643,567)	944,655
Issuance of common stock from exercises of stock options	117,025	—	—	—	5,082	—	—	5,082
Issuance of common stock under the employee stock purchase plan	72,719	—	—	—	4,936	—	—	4,936
Stock-based compensation expense	—	—	—	—	94,968	—	—	94,968
Issuance of common stock under the Stock Purchase Agreement - related party	6,241,473	1	—	—	417,499	—	—	417,500
Unrealized loss on available-for-sale securities	—	—	—	—	—	(880)	—	(880)
Net income	—	—	—	—	—	—	606,073	606,073
Balances at December 31, 2020	58,308,411	6	3,033	(400)	3,109,807	415	(1,037,494)	2,072,334
Issuance of common stock from exercises of stock options	307,378	—	—	—	12,397	—	—	12,397
Issuance of common stock under the employee stock purchase plan	46,759	—	—	—	2,761	—	—	2,761
Stock-based compensation expense	—	—	—	—	103,891	—	—	103,891
Vesting of restricted stock units, net of employee tax obligations	274,502	—	—	—	(1,385)	—	—	(1,385)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(3,075)	—	(3,075)
Net loss	—	—	—	—	—	—	(457,892)	(457,892)
Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(457,892)	$606,073	$(680,238)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	104,629	95,994	153,231
Premium on marketable securities	(23,641)	(1,736)	(3,674)
Amortization of premium (discount) on marketable securities	13,046	1,048	(6,966)
Depreciation	4,182	2,630	2,283
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,020)	3,879	(4,781)
Collaboration receivable - related party	(18,506)	—	—
Other long-term assets	(910)	452	(3,793)
Right-of-use operating asset	5,221	6,397	8,168
Operating lease liabilities, current	206	36	2,804
Operating lease liabilities, non-current	(5,944)	(6,825)	(10,761)
Accounts payable	6,689	(11,511)	(18,783)
Accrued expenses and other liabilities	11,758	(32,157)	33,804
Net cash provided by (used in) operating activities	(378,182)	664,280	(528,706)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	988,075	901,749	1,171,270
Purchases of marketable securities	(1,990,151)	(458,720)	(1,308,675)
Purchases of property and equipment	(372)	(345)	(5,751)
Net cash provided by (used in) investing activities	(1,002,448)	442,684	(143,156)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	14,719	9,262	48,850
Payment of employee tax obligations related to vesting of restricted stock units	(1,385)	—	(2,175)
Payments of offering costs	—	—	(328)
Proceeds from the sale of common stock under the Stock Purchase Agreement - related party	—	417,500	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	—	561,277
Net cash provided by financing activities	13,334	426,762	607,624
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,367,296)	1,533,726	(64,238)
Cash, cash equivalents and restricted cash at beginning of period	1,662,798	129,072	193,310
Cash, cash equivalents and restricted cash at end of period	$295,502	$1,662,798	$129,072
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$70	$—	$65
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$872
Lease asset de-recognized upon lease cancellation	$3,733	$2,310	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of the Business

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

Risks and Uncertainties

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

The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive, or that the Company’s current product, ZULRESSO, will maintain, the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed for any of its product candidates, such occurrences may have a material adverse impact on the Company’s business and its financial statements.

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has not experienced any other material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. While the Company has seen slower recruitment in certain of its clinical trials due to the COVID-19 pandemic, especially with respect to older patients and in the SKYLARK Study in patients with PPD, which caused us to revise our expected timeline for reporting topline data from that study, the Company to date has not experienced other significant impacts to the Company’s development activities as a result of the COVID-19 pandemic. Any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if current efforts to control the COVID-19 pandemic are not successful.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of December 31, 2021, the Company had an accumulated deficit of $1.5 billion. From its inception through December 31, 2021, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014, in follow-on public offerings and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including: the scope and duration of the pandemic; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; healthcare staffing shortages; and the impact of the pandemic on the Company’s customers and vendors. The Company has made estimates of the impact of the COVID-19 pandemic within its consolidated financial statements. Due to the evolving nature of the COVID-19 pandemic, and the emergence of highly contagious variants, there may be changes to those estimates in future periods, and actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2021, cash equivalents were comprised of money market funds, U.S. commercial paper and international commercial paper. As of December 31, 2020, cash equivalents were comprised of commercial paper, money market funds and U.S. treasury securities.

Marketable Securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in net income (loss); the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive items in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance for credit losses account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive income (loss). Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors, specialty pharmacies, and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy (“REMS”) program in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profiles. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for bad debts against the trade account receivables, when appropriate. Trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2021, the Company has not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive income (loss). Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets and the amount was not significant as of December 31, 2021.

Prior to the initial date that regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive income (loss) in the period incurred. In connection with the FDA approval of ZULRESSO in March 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit interest rate is not readily determinable based upon the information available at the commencement date of the lease in determining the present value of the lease payments.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. In addition, the Company’s contracts may contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as lease components.

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, net of current portion in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are not recorded on the Company’s consolidated balance sheets and are recognized in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the term of the lease.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenues and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO in March 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the years ended December 31, 2021 and 2020.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock units, made to employees, non-employee directors and non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest.

For awards that vest upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is met or during the period from which meeting the condition is deemed probable until the expected date of meeting the performance condition, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. Through the year ended December 31, 2019, the Company estimated its expected volatility using a weighted average of the historical volatility of publicly-traded peer companies and the volatility of its common stock. Effective January 1, 2020, the Company began using the historical volatility of only its common stock, as there is adequate historical data for the duration of the expected term.

The expected term of the stock options granted to employees, non-employee directors and non-employee consultants by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the date of grant for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company also applies a forfeiture rate in order to calculate stock-based compensation expense. Expected forfeitures are based on the historical experience of the Company and management’s expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised.

Treasury Stock

The Company records treasury stock at cost. Treasury stock consists of shares of the Company’s common stock received from a then-employee as consideration for exercises of stock options.

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

For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2021 and 2019.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities for its programs. The Company also relies and expects to continue to rely on third-party manufacturers to supply it with active pharmaceutical ingredients (“API”) and formulated drugs; and to provide other services related to manufacturing activities for these programs. These programs could be adversely affected by a significant interruption in the supply of API and formulated drugs, or the interruption of manufacturing related services.

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

The Company’s cash equivalents and marketable securities at December 31, 2021 and 2020 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2021 and 2020, respectively.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The singular focus of the Company is developing and commercializing novel therapies with the potential to transform the lives of people with debilitating disorders of the brain.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on marketable securities that are considered to be available-for-sale.

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

Under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

Product Revenue, Net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive income (loss). The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2021, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2021 and 2020, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

Product Returns: Consistent with industry practice, the Company offers product return rights to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the consolidated balance sheets. Product returns have been immaterial to date and are expected to remain immaterial in the future.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above, and presents the arrangement as collaboration revenue in the consolidated statements of operations and comprehensive income (loss).

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities are no longer permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted the standard on the required effective date of January 1, 2020, on a prospective basis. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2021 and 2020.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2021 and 2020:

	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$294,233	$290,234	$3,999	$—
Total cash equivalents	294,233	290,234	3,999	—
Marketable securities:
U.S. government securities	324,532	—	324,532	—
U.S. corporate bonds	627,780	—	627,780	—
International corporate bonds	236,812	—	236,812	—
U.S. commercial paper	80,176	—	80,176	—
International commercial paper	142,335	—	142,335	—
U.S. municipal securities	36,428	—	36,428	—
Total marketable securities	1,448,063	—	1,448,063	—
	$1,742,296	$290,234	$1,452,062	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Cash equivalents	$1,661,082	$1,637,609	$23,473	$—
Total cash equivalents	1,661,082	1,637,609	23,473	—
Marketable securities:
U.S. government securities	160,588	—	160,588	—
U.S. corporate bonds	123,107	—	123,107	—
International corporate bonds	57,676	—	57,676	—
U.S. commercial paper	45,963	—	45,963	—
International commercial paper	51,133	—	51,133	—
Total marketable securities	438,467	—	438,467	—
	$2,099,549	$1,637,609	$461,940	$—

During the years ended December 31, 2021 and 2020, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$325,514	$—	$(982)	$—	$324,532
U.S. corporate bonds	628,836	27	(1,083)	—	627,780
International corporate bonds	237,303	—	(491)	—	236,812
U.S. commercial paper	80,194	—	(18)	—	80,176
International commercial paper	142,358	—	(23)	—	142,335
U.S. municipal securities	36,518	—	(90)	—	36,428
	$1,450,723	$27	$(2,687)	$—	$1,448,063

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$160,589	$11	$(12)	$—	$160,588
U.S. corporate bonds	122,882	240	(15)	—	123,107
International corporate bonds	57,485	200	(9)	—	57,676
U.S. commercial paper	45,963	—	—	—	45,963
International commercial paper	51,133	—	—	—	51,133
	$438,052	$451	$(36)	$—	$438,467

As of December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $436.1 million that had maturities of one to two years.

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

As of December 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities. with a fair value of $431.5 million, that had maturities of one to two years. As of December 31, 2020, the marketable securities in a loss position had a maturity of less than one year.

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2021 and 2020.

4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Computer hardware and software	$1,391	$2,758
Furniture and equipment	1,208	1,865
Leasehold improvements	5,390	9,220
	7,989	13,843
Less: Accumulated depreciation	(4,973)	(7,088)
	$3,016	$6,755

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $4.2 million, $2.6 million and $2.3 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Accrued research and development costs	$39,147	$34,398
Employee-related	18,618	14,769
Professional services	8,893	5,184
Other	617	500
	$67,275	$54,851

5.	Leases, Commitments and Contingencies

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

As of January 1, 2019, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 58,442 square feet in the first building, under an operating lease that will expire on August 31, 2024; 40,419 square feet in the second building, under an operating lease that will expire on August 31, 2024 and 15,975 square feet in the third building, under an operating lease that began on March 1, 2019 and was initially scheduled to expire on February 29, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

In March 2019, the Company entered into the Eighth Amendment to the operating lease for office space in the first multi-tenant building in Cambridge, Massachusetts, and thereby increased the amount of square feet of office space from 58,442 square feet to 63,017 square feet. The increase of 4,575 square feet began on June 1, 2019. The term for this additional space will expire on August 31, 2024.

During the year ended December 31, 2021, the Company terminated the operating lease for office space in the third multi-tenant building in Cambridge, Massachusetts and the remaining right-of-use asset of $3.7 million and the associated liabilities related to this lease were de-recognized upon termination of the lease. Additionally, during the year ended December 31, 2021, the Company entered into a sublease for a portion of the leased office space in the second multi-tenant building in Cambridge, Massachusetts.

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees. These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019. The leases were for a term of three years and were to expire on various dates through January 31, 2022. During the year ended December 31, 2020, these leases were terminated as part of the April 2020 restructuring (see Note 13, Restructuring), and the remaining right-of-use asset of $2.3 million and the associated liabilities related to these leases were de-recognized upon termination of the leases. During the year ended December 31, 2020, the restricted cash of $0.7 million related to these leases was returned to the Company by the lessor.

The following table shows the amounts of operating leases in the balance sheets as of December 31, 2021 and 2020:

		December 31,
Balance sheet location	Balance sheet caption	2021	2020
		(in thousands)
Assets
Right-of-use operating asset	Right-of-use operating asset	$16,109	$25,064

Liabilities
Current operating lease liabilities	Operating lease liability, current portion	7,468	8,662
Long-term operating lease liabilities	Operating lease liability, net of current portion	10,964	19,438
Total operating lease liabilities		$18,432	$28,100

Lease expense by lease type recognized during the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating lease cost	$8,748	$8,838	$9,804
Variable lease cost	1,600	2,285	2,675
Short-term lease cost	101	74	438
Sublease income	(234)	-	-
	$10,215	$11,197	$12,917

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases as expense on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2022	$7,468
2023	7,643
2024	5,316
2025	-
2026	-
Thereafter	-
Total lease payments	20,427
Less imputed interest	(1,995)
Present value of operating lease liabilities	$18,432

The weighted average remaining lease term and weighted average discount rate of the operating leases are as follows:

December 31, 2021
Weighted average remaining lease term in years	2.68
Weighted average discount rate	7.5%

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

Supplemental disclosure of cash flow information related to the operating leases included in cash flows used by operating activities in the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$9,264	$9,231	$9,946

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$872

Lease asset de-recognized upon lease cancellation
Operating leases	$3,733	$2,310	$—

License Agreements

CyDex License Agreement

In September 2015, the Company and CyDex, a wholly owned subsidiary of Ligand Pharmaceuticals, Inc., amended and restated their existing commercial license agreement. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. As of December 31, 2021, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of December 31, 2021, the Company has recorded research and development expense and made cash payments of $3.7 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the year ended December 31, 2019, the Company recorded an intangible asset of $3.0 million related to a regulatory milestone for the brexanolone program under the license agreement with CyDex and the amount was paid in cash.

For the year ended December 31, 2020, additional clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and accrued expenses totaling $1.3 million. The amount was paid in cash during the year ended December 31, 2021.

For the year ended December 31, 2021, a clinical development milestone was met related to SAGE-689 under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and made a cash payment of $0.1 million.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and will make payments of $15,000 for annual maintenance fees until the calendar year following the first sale, if any, of a licensed product. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. As of December 31, 2021, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the year ended December 31, 2019, the Company recorded an intangible asset of $0.5 million related to a regulatory milestone for the brexanolone program under the license agreements with the Regents and the amount was paid in cash.

For the years ended December 31, 2021 and 2020, the Company did not record any expense or make any milestone or royalty payments under the license agreements with the Regents.
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

The Company determined that the performance obligations in the Shionogi collaboration agreement included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of API. The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation. Given that Shionogi is not obligated to purchase any minimum amount or quantities of commercial API, the supply of API to Shionogi for commercial use was determined to be an option for Shionogi, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that there was no separate material right in connection with the supply of API for commercial use as the expected pricing was not at a discount. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2021 and 2020, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue – related party in the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2021, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the year ended December 31, 2021, the Company recorded a net reimbursement of $91.1 million for the amounts due from Biogen as a reduction of the related operating expense categories in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2021, the Company recorded a Collaboration Receivable – Related Party of $18.5 million in the consolidated balance sheet for the amounts due for the three months ended December 31, 2021. During the year ended December 31, 2021, no payments were made to Biogen and the Company received $72.6 million from Biogen for the amounts due for the nine months ended September 30, 2021.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

Year Ended December 31,
2021
(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$193,776
Net reimbursement from Biogen reflected in the consolidated statement of operations and comprehensive loss:
Research and development expenses	(79,848)
Selling, general and administrative expenses	(11,282)
(91,130)
Total net expenses related to the Biogen Collaboration Agreement in the consolidated statement of operations and comprehensive income (loss)	$102,646

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

The Biogen Stock Purchase Agreement includes certain standstill provisions, lock-up restrictions, and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement

, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire the Company’s securities, seek or propose a tender or exchange offer or merger between the Company and Biogen, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date. BIMA has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares, which expires June 30, 2022, and to limit sales and transfers of the Biogen Shares for an additional eighteen-month period, in each case subject to specified conditions and exceptions.

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

The Board of Directors of the Company (the “Board”) is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2021 and 2020, the Company had no shares of preferred stock issued or outstanding and preferred stock was classified as stockholders’ equity.
8.	Common Stock

As of December 31, 2021 and 2020, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of December 31, 2021 and 2020, no dividends have been declared.

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

As of December 31, 2021, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at December 31, 2021 was $0.4 million.
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

On December 15, 2016, the Board approved the 2016 Inducement Equity Plan (as amended and restated, the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company. On September 20, 2018, the Board amended the 2016 Plan to increase the total number of shares reserved for issuance by 1,200,000 shares.

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Stock options granted by the Company that are not performance-based are considered time-based because they vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% vesting at the one-year anniversary. All stock option awards expire 10 years after the date of grant.

As of December 31, 2021, the total number of shares underlying outstanding awards under all equity plans was 8,539,537 and the total number of shares available for future issuance under all equity plans was 5,672,875 shares.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2020	957,695
Granted	799,295
Vested	(302,661)
Forfeited	(198,231)
Outstanding as of December 31, 2021	1,256,098

At December 31, 2021, 1,256,098 time-based restricted stock units and performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $59.2 million.

Time-based restricted stock units

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

During the year ended December 31, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units will vest over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which was in April 2021 and will be in April 2022, respectively. During the year ended December 31, 2021, 113,941 time-based restricted stock units vested, and the fair value of the restricted stock units that vested was $8.8 million.

During the year ended December 31, 2021, the Company granted 268,119 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units will vest ratably over four years, with 25% vesting at the one-year anniversary.

During the year ended December 31, 2019, the Company granted no time-based restricted stock units and no time-based restricted stock units vested during the year ended December 31, 2020.

Performance restricted stock units

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

During the year ended December 31, 2021, the Company granted 531,176 performance restricted stock units to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of December 31, 2021, 2020 and 2019, for performance restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2019, one milestone for outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $11.1 million and the Company recognized stock-based compensation expense related to this milestone of $10.9 million. 18% of the performance restricted stock units that were granted during the year ended December 31, 2019 included this milestone as a vesting condition.

No performance restricted stock units vested during the year ended December 31, 2020.

During the year ended December 31, 2021, two milestones for outstanding performance restricted stock units were achieved. For the first milestone that was met, the fair value of the performance restricted stock units that vested upon achievement was $6.1 million and the Company recognized stock-based compensation expense related to this milestone of $3.8 million. 39% of the performance restricted stock units that were granted during the year ended December 31, 2020 included this milestone as a vesting condition. For the second milestone that was met, the fair value of the performance restricted stock units that vested upon achievement was $3.4 million and the Company recognized stock-based compensation expense related to this milestone of $12.8 million. 38% of the performance restricted stock units that were granted during the year ended December 31, 2019 included this milestone as a vesting condition.

Stock Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,157,830	$91.41	6.91	$167,242
Granted	2,095,363	$79.76
Exercised	(306,078)	$40.35
Forfeited	(1,663,676)	$117.80
Outstanding as of December 31, 2021	7,283,439	$84.17	6.74	$16,590
Vested and expected to vest as of December 31, 2021	6,220,652	$84.00	6.37	$16,493
Exercisable as of December 31, 2021	4,434,049	$85.68	5.47	$15,713

At December 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $86.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.62 years.

The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $9.0 million, $2.1 million and $119.1 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of December 31, 2021, 2020 and 2019, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021, in connection with the hiring of its chief executive officer, the Company granted to its chief executive officer 650,000 stock options to purchase shares of common stock that contain performance-based vesting criteria which will vest upon the achievement of certain regulatory and commercial milestones. During the years ended December 31, 2020 and 2019, the Company granted no stock options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the year ended December 31, 2019, one commercial milestone was achieved under performance-based stock options granted to employees. Stock options with this milestone were granted during the years ended December 31, 2018 and 2017, respectively. This milestone represented 20% and 33% of the performance-based stock option grants that were made during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company recognized stock-based compensation expense related to this milestone of $16.3 million.

During the year ended December 31, 2020, no milestones were achieved under performance-based stock options granted to employees. During the year ended December 31, 2020, one milestone for performance-based stock option grants that were made during the year ended December 31, 2018 that had to be met by December 31, 2020 or else the stock option grants would be cancelled was not met, and accordingly, those stock option grants were cancelled. This milestone represented 19% of the performance-based stock option grants that were made during the year ended December 31, 2018. The Company recognized no stock-based compensation expense related to this milestone.

During the year ended December 31, 2021, no milestones were achieved under performance-based stock options granted to employees.

During the year ended December 31, 2021, one milestone for performance-based stock option grants that were made during the year ended December 31, 2017 that had to be met by December 31, 2021 or else the stock option grants would be cancelled was not met, and accordingly, those stock option grants were cancelled. This milestone represented 34% of the performance-based stock option grants that were made during the year ended December 31, 2017. The Company recognized no stock-based compensation expense related to this milestone.

During the year ended December 31, 2021, three milestones for performance-based stock option grants that were made during the year ended December 31, 2018 that had to be met by December 31, 2021 or else the stock option grants would be cancelled were not met, and accordingly, those stock option grants were cancelled. These milestones represent 41% of the performance-based stock option grants that were made during the year ended December 31, 2018. The Company recognized no stock-based compensation expense related to these milestones.

As of December 31, 2021, 684,010 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $10.8 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$49,746	$42,370	$62,931
Selling, general and administrative	54,883	51,836	90,300
Restructuring	—	1,788	—
	$104,629	$95,994	$153,231

Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 by award type was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	$78,516	$90,064	$140,517
Restricted stock units	25,375	4,904	10,992
Employee stock purchase plan	738	1,026	1,722
	$104,629	$95,994	$153,231

The stock-based compensation expense recorded for the restructuring in the year ended December 31, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested stock option grants that had been made to employees whose employment was terminated in the restructuring.

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which stock options are granted. The fair value of the stock options is amortized on a straight-line basis for stock option awards to employees, non-employee directors and non-employee consultants over the requisite service period of the awards.

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the years ended December 31, 2021, 2020 and 2019 was $51.87, $37.53 and $82.39, respectively.

The fair value of each stock option granted under the Company’s equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	0%	0%	0%
Expected volatility	75.92%	77.86%	71.34%
Risk-free interest rate	0.63%	0.97%	2.21%
Expected term	5.92 years	5.98 years	6.05 years

Expected dividend yield: the Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Risk-free interest rate: the Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: beginning in 2016, the Company estimated its expected volatility in the Black-Scholes calculations using a weighted average of the historical volatility of a group of publicly-traded peer companies and the historical volatility of its common stock and expected to continue to do so until it had adequate historical data regarding the volatility of its common stock price for the duration of the expected term. Effective January 1, 2020, the Company began using the historical volatility of only its common stock, as there is adequate historical data for the duration of the expected term.

Expected term (in years): the expected term represents the period that the Company’s stock option grants are expected to be outstanding. The expected term of the stock options granted to employees, non-employee directors and non-employee consultants by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the stock option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical terminations. For the years ended December 31, 2021, 2020 and 2019, the weighted-average forfeiture rates were 16.7%, 20.6% and 13.7%, respectively.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board. The ESPP became effective upon the completion of the IPO. A total of 282,000 shares of common stock were authorized for issuance under the ESPP. As of December 31, 2021, 224,638 shares have been issued and 57,362 shares are available for issuance under the ESPP. At December 31, 2021, accrued expenses includes $0.3 million of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2021.

10.	Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Basic net income (loss) per share:
Numerator:
Net income (loss) (in thousands)	$(457,892)	$606,073	$(680,238)
Denominator:
Weighted average common stock outstanding —basic	58,670,230	51,983,188	50,833,837

Effect of dilutive securities:
Stock options	—	721,791	—
Restricted stock units	—	292,241	—
Employee Stock Purchase Plan	—	5,895	—
Total dilutive securities	—	1,019,927	—

Weighted average common stock outstanding —diluted	58,670,230	53,003,115	50,833,837
Net income (loss) per share—basic	$(7.80)	$11.66	$(13.38)
Net income (loss) per share—diluted	$(7.80)	$11.43	$(13.38)

The following common stock equivalents outstanding as of December 31, 2021, 2020 and 2019 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options	6,599,429	4,781,737	7,677,518
Restricted stock units	563,334	—	—
Employee stock purchase plan	23,625	—	33,429
	7,186,388	4,781,737	7,710,947

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

11.	Income Taxes

Income (loss) before income tax expense consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$(457,693)	$639,986	$(634,289)
Foreign	(199)	(33,913)	(45,949)
	$(457,892)	$606,073	$(680,238)

There is no current or deferred provision for income taxes because the Company has historically incurred and utilized operating losses prior to the year ended December 31, 2021. As of December 31, 2021, the Company continues to maintain a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax due at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	1.9	5.7	2.8
Biogen transaction-related items	—	(10.1)	—
Stock-based compensation	(5.2)	0.9	1.4
Foreign rate differential	—	1.2	(1.6)
Federal and state credits	3.5	(1.5)	2.4
Change in valuation allowance	(20.7)	(17.6)	(25.8)
Other	(0.5)	0.4	(0.2)
	0.0%	0.0%	0.0%

For the year ended December 31, 2021, the impact from stock-based compensation on the Company’s effective tax rate was primarily caused by shortfalls related to exercises and cancellations of non-qualified stock options.

For the year ended December 31, 2020, the Biogen transaction-related items consisted primarily of the excess proceeds from the equity investment under the Biogen Stock Purchase Agreement.

Significant components of the Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(in thousands)
Net operating losses	$305,824	$222,607
Capitalized start-up costs	735	873
Tax credit carryforwards	106,176	90,460
Accrued expenses	6,684	3,157
Depreciation and amortization	1,401	1,614
Stock-based compensation	49,281	56,520
Right of use asset	(3,702)	(5,981)
Lease liability	4,236	6,705
Other	(31)	148
Total net deferred tax asset before valuation allowance	470,604	376,103
Valuation allowance	(470,604)	(376,103)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company had federal net operating loss carryforwards of $1.3 billion, of which $30.2 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2021, the Company had state net operating loss carryforwards of $584.8 million that begin to expire in 2031. As of December 31, 2021, the Company had federal and state research and development tax credits carryforwards of $56.9 million and $11.6 million, respectively, which begin to expire in 2031 and 2028, respectively. As of December 31, 2021, the Company had federal orphan drug tax credit carry forwards of $40.1 million, which begin to expire in 2034.

As of December 31, 2021, net deferred tax assets before the valuation allowance increased $94.5 million, primarily due to the increase of federal and state net operating loss carryforwards due to the loss generated for the year ended December 31, 2021. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state net operating loss and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $470.6 million and $376.1 million has been established at December 31, 2021 and 2020, respectively. The valuation allowance increased by $94.5 million, decreased by $107.2 million and increased by $174.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily due to generation or utilization of net operating losses.

Pursuant to Section 382 of the Internal Revenue Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent two ownership changes for Section 382 purposes which occurred on March 11, 2014 and December 31, 2015. As a result of the ownership changes, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to cause any of the impacted net operating loss and tax credit carryforwards to expire unused. Any net operating losses or tax credits generated after the December 2015 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

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

The following table reconciles the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, if any, for the year ended December 31, 2021:

2021
(in thousands)
Balance as of January 1	$-
Increases related to current year tax positions	396
Increases related to prior year tax positions	5,688
Balance as of December 31	$6,084

For the years ended December 31, 2020 and 2019, there were no gross unrecognized tax benefits.

For the year ended December 31, 2021, the increases in unrecognized tax benefits related to current year and prior year tax positions primarily related to the Company’s federal and state tax credits.

The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statements of operations and comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable.

There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2018 to the present. Tax attributes such as net operating losses and tax credits generated prior to 2018 and utilized in open years may still be adjusted upon examination.

12.	Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”) for its employees. Each employee may elect to contribute a portion of his or her compensation to the 401(k) Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2021, 2020 and 2019, the Company matched 50% of eligible contributions to the 401(k) Plan up to 6% of employee contributions. For the years ended December 31, 2021, 2020 and 2019 the Company contributed $1.8 million, $2.2 million and $3.6 million, respectively, to the 401(k) Plan.

13.	Restructuring

In April 2020, the Company announced a restructuring plan to enable the Company to advance its corporate strategy and pipeline that included the elimination of approximately 53% of the Company’s workforce. The workforce reduction primarily affected the ZULRESSO commercial operation and related selling, general and administrative support functions. During the year ended December 31, 2020, the Company recorded $27.7 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges were paid in cash as of December 31, 2020. As of December 31, 2021, the balance of the restructuring accrual was zero.

Restructuring activity during the years ended December 31, 2021 and December 31, 2020 was as follows:

Restructuring accrual
(in thousands)
Balance as of January 1, 2020	$-
Restructuring expenses incurred	27,743
Cash paid	(25,102)
Non-cash activity	(2,438)
Balance as of December 31, 2020	203
Cash paid	(203)
Balance as of December 31, 2021	$-

Exhibit Index

Exhibit No.	Description

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

10.3**

Non-Exclusive License Agreement by and between the Registrant and the Regents of University of California, dated October 23, 2013, as amended May 14, 2014 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.4

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

10.5+

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

10.11

Form of Indemnification Agreement to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.12

Form of Indemnification Agreement to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.13**

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

10.15+

Severance and Change In Control Agreement between the Registrant and Kimi Iguchi, dated September 30, 2014 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.16+

Severance and Change In Control Agreement between the Registrant and Albert J. Robichaud, dated September 25, 2014 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.17**

Exclusive License Agreement by and between the Registrant and the Regents of the University of California, dated June 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-36544) filed on October 31, 2015)

10.18

Third Amendment to Lease, by and between Registrant and ARE-MA Region No. 38, LLC, dated September 9, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.19

Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated October 27, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.20

Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.21

Fifth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated December 9, 2015 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 29, 2016)

10.22

Lease Agreement, by and between the Registrant and Jamestown Premier 245 First, LLC, dated May 24, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 9, 2016)

10.23+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

Exhibit No.	Description

10.24

Sixth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.25+	2014 Employee Stock Purchase Plan, dated June 7, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.26

First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant dated April 4, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 5, 2018)

10.27+

Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018 (incorporated by reference to Exhibit 10.1 of the Registration’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.28+

Amended and Restated Non-Employee Director Compensation Policy, dated September 20, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.29

Seventh Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated October 23, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.30

Eighth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated March 29, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 6, 2019)

10.31+

Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 10, 2020)

10.32†

Biogen Collaboration and License Agreement by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated November 27, 2020 (incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.33†

Stock Purchase Agreement by and between the Registrant and Biogen MA Inc., dated November 27, 2020 (incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.34+

Offer Letter by and between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.35+

Severance and Change In Control Agreement between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.36+

Letter Agreement between the Registrant and Jeffrey Jonas, dated December 15, 2020 (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.37+

Separation Agreement, by and between the Registrant and Michael Cloonan, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 4, 2021)

10.38+

Offer Letter by and between the Registrant and Christopher Benecchi, dated September 13, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.39+

Severance and Change in Control Agreement between the Registrant and Christopher Benecchi, dated September 13, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.40

Side Letter to Biogen Collaboration and License Agreement, by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated October 21, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

Exhibit No.	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)

(+)	Management contract or compensatory plan or arrangement.
(*)	Filed herewith.
(**)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
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

SAGE THERAPEUTICS, INC.

Date: February 24, 2022	By:	/s/ Barry E. Greene

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

Signature	Title	Date

/s/ Barry E. Greene	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2022
Barry E. Greene

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Kimi Iguchi

/s/ Jeffrey M. Jonas	Director	February 24, 2022
Jeffrey M. Jonas, M.D.

/s/ Michael F. Cola	Director	February 24, 2022
Michael F. Cola

/s/ Steven Paul	Director	February 24, 2022
Steven Paul, M.D.

/s/ Kevin P. Starr	Director	February 24, 2022
Kevin P. Starr

/s/ James Frates	Director	February 24, 2022
James Frates

/s/ Geno Germano	Director	February 24, 2022
Geno Germano

/s/ Elizabeth Barrett	Director	February 24, 2022
Elizabeth Barrett

/s/ George Golumbeski	Director	February 24, 2022
George Golumbeski, Ph.D.