Form 10-Q
period 2022-03-31
Sage Therapeutics, Inc.
filed 2022-05-03
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 26, 2022, there were 59,066,149 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) for the treatment of major depressive disorder, or MDD, and PPD and related timelines, including: potential regulatory pathways for zuranolone approval; our planned completion of our ongoing rolling submission of a new drug application, or NDA, for zuranolone to the U.S. Food and Drug Administration, or FDA, as a treatment for MDD and a planned associated NDA filing for zuranolone as a treatment for PPD; the adequacy of the data we plan to submit to support such filings; and the potential for future approval and commercialization of zuranolone in MDD and PPD;

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

•

our expectations with respect to the availability of supplies of ZULRESSO or of zuranolone and our other product candidates, and the expected performance of our third-party manufacturers, including conformance with applicable regulatory requirements;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;
•

the estimated number of patients with diseases or disorders of interest to us and the potential size of the market for ZULRESSO in PPD, for zuranolone in MDD and PPD, if approved, and for our other product candidates in the indications we are pursuing or plan to study;

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
•

Our future business prospects depend heavily on our ability, and that of our collaborators, where applicable, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217). We cannot be certain that we or our collaborators will be able to initiate new clinical trials, complete ongoing clinical trials, or announce results of ongoing or future clinical trials of our product candidates on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Even if we file for regulatory approval, we cannot be certain that our submissions will be accepted for review or that the design and results of our development programs will be sufficient to gain regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development, including during the regulatory filing and approval process. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our current or future product candidates, including zuranolone, on the timelines we expect or at all.

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

•

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same indications or other indications. Interim results from non-clinical studies and clinical trials may not be predictive of results of such non-clinical studies or clinical trials once completed. The results of non-clinical studies or clinical trials of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.

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

•

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates and intend to rely on third-party manufacturers for commercial supplies of zuranolone, if approved, and of any of our other product candidates that is successfully developed and approved for marketing.

•

Our current product candidates, if successfully developed and approved, and other future products, if any, may not achieve broad market acceptance or reimbursement at sufficient levels, which may limit the revenue that we generate from sales of such products.

•

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO, zuranolone, if approved or any of our other current or future product candidates, if successfully developed and approved.

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$178,674	$294,233
Marketable securities	1,446,567	1,448,063
Prepaid expenses and other current assets	37,206	39,841
Collaboration receivable - related party	19,797	18,506
Total current assets	1,682,244	1,800,643
Property and equipment, net	2,840	3,016
Restricted cash	1,269	1,269
Right-of-use operating asset	14,759	16,109
Other long-term assets	4,591	4,251
Total assets	$1,705,703	$1,825,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,129	$10,450
Accrued expenses	63,051	67,275
Operating lease liability, current portion	7,523	7,468
Total current liabilities	77,703	85,193
Operating lease liability, net of current portion	9,396	10,964
Other liabilities	102	100
Total liabilities	87,201	96,257
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2022 and December 31, 2021; 59,069,182 and 58,940,083 shares issued at March 31, 2022 and December 31, 2021; 59,066,149 and 58,937,050 shares outstanding at March 31, 2022 and December 31, 2021	6	6
Treasury stock, at cost, 3,033 shares at March 31, 2022 and December 31, 2021	(400)	(400)
Additional paid-in capital	3,247,538	3,227,471
Accumulated deficit	(1,617,441)	(1,495,386)
Accumulated other comprehensive loss	(11,201)	(2,660)
Total stockholders’ equity	1,618,502	1,729,031
Total liabilities and stockholders’ equity	$1,705,703	$1,825,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product revenue, net	$1,582	$1,583
Operating costs and expenses:
Cost of goods sold	286	187
Research and development	78,018	58,056
Selling, general and administrative	46,477	39,847
Total operating costs and expenses	124,781	98,090
Loss from operations	(123,199)	(96,507)
Interest income, net	1,168	708
Other income (expense), net	(24)	35
Net loss	$(122,055)	$(95,764)
Net loss per share—basic and diluted	$(2.07)	$(1.64)
Weighted average number of common shares outstanding—basic and diluted	59,028,858	58,374,219
Comprehensive loss:
Net loss	$(122,055)	$(95,764)
Other comprehensive items:
Unrealized loss on marketable securities	(8,541)	(651)
Total other comprehensive loss	(8,541)	(651)
Total comprehensive loss	$(130,596)	$(96,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(122,055)	$(95,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,553	21,976
Premium on marketable securities	(1,189)	(9,459)
Amortization of premium on marketable securities	3,533	1,325
Depreciation	275	2,582
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,635	(262)
Collaboration receivable - related party	(1,291)	(24,766)
Other long-term assets	(340)	(51)
Right-of-use operating asset	1,350	1,333
Operating lease liabilities, current	55	44
Operating lease liabilities, non-current	(1,568)	(1,498)
Accounts payable	(3,251)	(406)
Accrued expenses and other liabilities	(4,507)	(4,140)
Net cash used in operating activities	(107,800)	(109,086)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	292,539	182,970
Purchases of marketable securities	(301,928)	(841,786)
Purchases of property and equipment	(169)	—
Net cash used in investing activities	(9,558)	(658,816)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	1,799	5,623
Net cash provided by financing activities	1,799	5,623
Net decrease in cash, cash equivalents and restricted cash	(115,559)	(762,279)
Cash, cash equivalents and restricted cash at beginning of period	295,502	1,662,798
Cash, cash equivalents and restricted cash at end of period	$179,943	$900,519
Supplemental disclosure of non-cash operating activities
Lease asset de-recognized upon lease cancellation	$—	$3,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	80,338	—	—	—	4,687	—	—	4,687
Issuance of common stock under the employee stock purchase plan	18,072	—	—	—	936	—	—	936
Stock-based compensation expense	—	—	—	—	21,734	—	—	21,734
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	—	—	(95,764)	(95,764)
Balances at March 31, 2021	58,406,821	$6	3,033	$(400)	$3,137,164	$(236)	$(1,133,258)	$2,003,276

Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	105,474	—	—	—	646	—	—	646
Issuance of common stock under the employee stock purchase plan	23,625	—	—	—	1,153	—	—	1,153
Stock-based compensation expense	—	—	—	—	18,268	—	—	18,268
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8,541)	—	(8,541)
Net loss	—	—	—	—	—	—	(122,055)	(122,055)
Balances at March 31, 2022	59,066,149	$6	3,033	$(400)	$3,247,538	$(11,201)	$(1,617,441)	$1,618,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the uncertainty of being able to secure additional capital when needed to fund operations; and the impact of the COVID-19 pandemic on its development activities, operations and financial condition.

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

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. This has had a negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has not experienced any other material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. While the Company has seen slower recruitment in certain of its clinical trials due to the COVID-19 pandemic, especially with respect to older patients and in the SKYLARK Study in patients with PPD, which caused the Company to revise its expected timeline for reporting topline data from that study, the Company to date has not experienced other significant impacts to the Company’s development activities as a result of the COVID-19 pandemic. Any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if current efforts to control the COVID-19 pandemic are not successful or if there are long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of March 31, 2022, the Company had an accumulated deficit of $1.6 billion. From its inception through March 31, 2022, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering, the issuance of convertible notes, and the sales of common stock in its initial public offering (“IPO”) in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, its results of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, its cash flows for the three months ended March 31, 2022 and 2021, and its statements of changes in stockholders’ equity for the three months ended March 31, 2022 and 2021. The consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by

GAAP. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Intercompany accounts and transactions have been eliminated.

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

Product Revenue, Net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at March 31, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at March 31, 2022, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company’s cash equivalents and marketable securities at March 31, 2022 and December 31, 2021 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2022 and December 31, 2021, respectively.

Recently Issued Accounting Pronouncements

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2022 and December 31, 2021.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$170,827	$170,827	$—	$—
International commercial paper	4,000	—	4,000	—
U.S. corporate bonds	2,721	—	2,721	—
Total cash equivalents	177,548	170,827	6,721	—
Marketable securities:
U.S. government securities	436,464	—	436,464	—
U.S. corporate bonds	568,109	—	568,109	—
International corporate bonds	200,209	—	200,209	—
U.S. commercial paper	75,228	—	75,228	—
International commercial paper	129,587	—	129,587	—
U.S. municipal securities	36,970	—	36,970	—
Total marketable securities	1,446,567	—	1,446,567	—
	$1,624,115	$170,827	$1,453,288	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$289,440	$289,440	$—	$—
U.S. commercial paper	2,000	—	2,000	—
International commercial paper	1,999	—	1,999	—
Total cash equivalents	293,439	289,440	3,999	—
Marketable securities:
U.S. government securities	324,532	—	324,532	—
U.S. corporate bonds	627,780	—	627,780	—
International corporate bonds	236,812	—	236,812	—
U.S. commercial paper	80,176	—	80,176	—
International commercial paper	142,335	—	142,335	—
U.S. municipal securities	36,428	—	36,428	—
Total marketable securities	1,448,063	—	1,448,063	—
	$1,741,502	$289,440	$1,452,062	$—

During the three months ended March 31, 2022 and 2021, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$441,082	$3	$(4,621)	$—	$436,464
U.S. corporate bonds	572,189	10	(4,090)	—	568,109
International corporate bonds	202,003	—	(1,794)	—	200,209
U.S. commercial paper	75,309	—	(81)	—	75,228
International commercial paper	129,703	—	(116)	—	129,587
U.S. municipal securities	37,482	—	(512)	—	36,970
	$1,457,768	$13	$(11,214)	$—	$1,446,567

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$325,514	$—	$(982)	$—	$324,532
U.S. corporate bonds	628,836	27	(1,083)	—	627,780
International corporate bonds	237,303	—	(491)	—	236,812
U.S. commercial paper	80,194	—	(18)	—	80,176
International commercial paper	142,358	—	(23)	—	142,335
U.S. municipal securities	36,518	—	(90)	—	36,428
	$1,450,723	$27	$(2,687)	$—	$1,448,063

As of March 31, 2022, cash equivalents were comprised of money market funds, U.S. corporate bonds and international commercial paper. As of December 31, 2021, cash equivalents were comprised of money market funds, U.S. commercial paper and international commercial paper.

As of March 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $282.7 million that had maturities of one to two years.

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

As of March 31, 2022, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $282.7 million, that had maturities of one to two years. As of December 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities, with a fair value of $431.5 million, that had maturities of one to two years.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2022 and the year ended December 31, 2021.
4.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Computer hardware and software	$1,437	$1,391
Furniture and equipment	1,261	1,208
Leasehold improvements	5,390	5,390
	8,088	7,989
Less: Accumulated depreciation	(5,248)	(4,973)
	$2,840	$3,016

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.3 million and $2.6 million, respectively. During the three months ended March 31, 2021, $2.1 million of the depreciation expense was related to the early termination by the Company of an operating lease for office space in Cambridge, Massachusetts.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued research and development costs	$43,939	$39,147
Employee-related	7,393	18,618
Professional services	11,201	8,893
Other	518	617
	$63,051	$67,275

5.	Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately two-and-a-half years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of January 1, 2021, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, under an operating lease that will expire on August 31, 2024; 40,419 square feet in the second building, under an operating lease that will expire on August 31, 2024; and 15,975 square feet in the third building, under an operating lease that began on March 1, 2019 and was initially scheduled to expire on February 29, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

During the three months ended March 31, 2021, the Company terminated the operating lease for office space in the third multi-tenant building in Cambridge, Massachusetts and the remaining right-of-use asset of $3.7 million and the associated liabilities related to this lease were de-recognized upon termination of the lease. Additionally, during the three months ended June 30, 2021, the Company entered into a sublease for a portion of the leased office space in the second multi-tenant building in Cambridge, Massachusetts.

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. As of March 31, 2022, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. As of March 31, 2022, the Company has recorded research and development expense and made cash payments of $3.7 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three months ended March 31, 2022 and 2021, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with The Regents of the University of California (the “Regents”) under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to the Regents clinical development milestones of $0.1 million, prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials, and the Company began to pay these royalties in 2019. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. As of March 31, 2022, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended March 31, 2022 and 2021, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.
6.	Collaboration Agreements

Shionogi

In June 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of major depressive disorder (“MDD”) and other potential indications in Japan, Taiwan and South Korea (the “Shionogi Territory”). In October 2018, the Company entered into a supply agreement with Shionogi for the Company to supply zuranolone clinical material to Shionogi.

Under the terms of the collaboration agreement, Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in the Shionogi Territory and would be responsible for commercialization of zuranolone in the Shionogi Territory, if zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company will be eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Shionogi has also granted to the Company certain rights to co-promote zuranolone in Japan. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

Under the clinical supply agreement, the Company will manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2022 and 2021, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

Biogen

In November 2020, the Company entered into the Biogen Collaboration Agreement to jointly develop and commercialize SAGE-217 products for MDD, PPD and other disorders and SAGE-324 products for essential tremor and other disorders. Concurrently, the Company also entered into a stock purchase agreement with BIMA (the “Biogen Stock Purchase Agreement”) under which BIMA purchased shares of the Company’s common stock. The Biogen Collaboration Agreement became effective on December 28, 2020 (the “Effective Date”).

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

Development and commercialization activities in the U.S. are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that will consist at all times of an equal number of representatives of each party. The Company and Biogen will share equally in the costs for development and commercialization, as well as the profits and losses, in the U.S., subject to the Company’s opt-out right described below. Biogen will be solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue –

related party in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022 and 2021, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three months ended March 31, 2022 and 2021, the Company recorded a net reimbursement of $20.0 million and $24.8 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2022, the Company recorded a collaboration receivable – related party of $19.8 million in the condensed consolidated balance sheet for the amounts due for the three months ended March 31, 2022. During the three months ended March 31, 2022 and the year ended December 31 2021, no payments were made to Biogen. During the three months ended March 31, 2022, the Company received $18.5 million from Biogen for the amounts due for the three months ended December 31, 2021.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$48,754	$49,837
Net reimbursement from Biogen reflected in the condensed consolidated statement of operations and comprehensive loss:
Research and development expenses	(18,514)	(22,068)
Selling, general and administrative expenses	(1,474)	(2,698)
	(19,988)	(24,766)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statement of operations and comprehensive loss	$28,766	$25,071

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

The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2022, 2,357,482 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2021, were added to the 2014 Plan.

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

As of March 31, 2022, the total number of shares underlying outstanding awards under all equity plans was 9,239,206 and the total number of shares available for future issuance under all equity plans was 7,201,589 shares.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2021	1,256,098
Granted	415,565
Vested	—
Forfeited	(47,659)
Outstanding as of March 31, 2022	1,624,004

During the three months ended March 31, 2022 and 2021, the Company granted no time-based restricted stock units.

During the three months ended March 31, 2022 and 2021, the Company granted to its employees and consultants 415,565 and 341,721 performance restricted stock units, respectively. The performance restricted stock units granted during the three months ended March 31, 2022 are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2022 and 2021, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, no time-based restricted stock units or performance restricted stock units vested.

At March 31, 2022, 541,913 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $9.5 million.

At March 31, 2022, 1,082,091 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $65.9 million.

Stock Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,283,439	$84.17	6.74	$16,590
Granted	662,208	$42.71
Exercised	(105,474)	$6.13
Forfeited	(224,971)	$78.31
Outstanding as of March 31, 2022	7,615,202	$81.82	6.86	$4,532
Exercisable as of March 31, 2022	4,476,344	$88.64	5.51	$4,529

At March 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $84.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.77 years.

The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $3.2 million and $2.2 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2022 and 2021, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2021, in connection with the hiring of its chief executive officer, the Company granted to its chief executive officer 650,000 stock options to purchase shares of common stock that contain performance-based vesting criteria, such that the shares underlying such stock options which will vest upon the achievement of certain regulatory and commercial milestones.

During the three months ended March 31, 2022, the Company granted no stock options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2022 and 2021, no milestones were achieved under performance-based stock options granted to employees.

As of March 31, 2022, 682,764 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $11.0 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$8,615	$9,281
Selling, general and administrative	9,938	12,695
	$18,553	$21,976

Stock-based compensation expense recognized during the three months ended March 31, 2022 and 2021 by award type was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options	$15,465	$19,679
Restricted stock units	2,803	2,055
Employee stock purchase plan	285	242
	$18,553	$21,976

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2022 and 2021 was $27.93 and $54.93, respectively.

8.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(122,055)	$(95,764)
Denominator:
Weighted average common stock outstanding —basic	59,028,858	58,374,219
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding —diluted	59,028,858	58,374,219
Net loss per share—basic and diluted	$(2.07)	$(1.64)

The following common stock equivalents outstanding as of March 31, 2022 and 2021 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	6,932,438	7,802,297
Restricted stock units	541,913	457,585
Employee stock purchase plan	26,323	10,462
	7,500,674	8,270,344

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this report, including under Part II, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Our first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of postpartum depression, or PPD, in adults. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

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

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for major depressive disorder, or MDD, and PPD, and may in the future be developed for other affective disorders. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We began our rolling submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in April 2022 seeking approval of zuranolone for the treatment of MDD, and we expect to complete the submission in the second half of 2022. An associated NDA filing seeking approval of zuranolone for PPD is anticipated in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022 and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.

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

In March 2021, we reported positive topline 12-month data from both the 30 mg cohort and the 50 mg cohort of the SHORELINE Study, an open-label Phase 3 clinical trial of zuranolone in MDD, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in the 50 mg cohort of the study is ongoing.

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

In September 2021, Shionogi reported completion of a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan, which Shionogi reported achieved its primary endpoints.

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we and Biogen announced that our placebo-controlled Phase 2 KINETIC Study evaluating SAGE-324 for the treatment of adults with essential tremor had achieved its primary endpoint. We initiated a Phase 2b dose-ranging clinical trial of SAGE-324 in patients with essential tremor in late 2021, known as the KINETIC 2 Study. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen. We plan to initiate in mid-2022 an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients with essential tremor from other clinical trials in patients with SAGE-324, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

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

SAGE-718 is currently being studied in a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, known as the DIMENSION Study. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months. Dosing in the DIMENSION Study commenced in early 2022. In March 2022, we initiated a second placebo-controlled Phase 2 clinical trial of SAGE-718, known as the SURVEYOR Study, in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We also plan to initiate a Phase 2/3 open-label study of SAGE-718 in patients with Huntington’s disease cognitive impairment in late 2022. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease.

We are also evaluating SAGE-718 for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. Data from the PARADIGM Study showed that SAGE-718 had a positive impact on multiple domains of cognition, including executive function and learning and memory. As expected, no appreciable effect was observed on measures of simple attention or reaction time in keeping with the profile of SAGE-718 based on data to-date. We have completed enrollment for a four-week dosing cohort in the PARADIGM Study to gather additional data in the Parkinson’s disease patient population. In March 2022, we initiated a placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease, known as the PRECEDENT Study. The PRECEDENT Study is designed to evaluate the safety and efficacy of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease over 42 days, followed by a controlled follow-up period.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.6 billion as of March 31, 2022. Our net loss was $122.1 million for the three months ended March 31, 2022. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase significantly in the foreseeable future in connection with our ongoing activities, including if and as we:

•

continue our development efforts for zuranolone, including work to complete the SKYLARK Study, a Phase 3 clinical trial of zuranolone in PPD, and the open-label SHORELINE Study of zuranolone in MDD; work to complete our rolling NDA submission for zuranolone in MDD in the U.S., expected to be completed in the second half of 2022;  prepare for the planned associated NDA filing for zuranolone in PPD in the U.S. anticipated to occur in the first half of 2023, pending the completion of and results from the SKYLARK Study; advance our permitted pre-launch and launch-readiness activities with respect to zuranolone and commercialize zuranolone in MDD and PPD, if approved; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;

•

continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S., with a primary focus on geographies that have existing, active ZULRESSO treating sites, and complete the SUNBIRD Study designed to assess the potential for safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD;

•

complete the ongoing KINETIC 2 Study of SAGE-324 in patients with essential tremor, and initiate additional development activities with SAGE-324, including our planned open-label Phase 2 clinical trial evaluating the safety of SAGE-324 in patients with essential tremor and potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the ongoing Phase 2 clinical trials evaluating SAGE-718 in the treatment of Huntington’s disease, in patients with mild cognitive impairment due to Parkinson’s disease, and in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, and the planned open-label Phase 3 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment;

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

•	prepare and file new drug applications with the FDA and conduct permitted pre-launch activities with respect to any of our other product candidates that we believe have been successfully developed;
•	commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•	as our efforts progress, add personnel, including personnel to support product development and ongoing and future commercialization efforts;
•

evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone and SAGE-324 in the European Union and other countries outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;

•

continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and

•

continue to explore opportunities to establish licenses, collaborations or other agreements or alliances with other biotechnology and pharmaceutical companies, at the appropriate time, where we believe a collaboration will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZULRESSO, zuranolone, if approved, or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2022, in addition to anticipated funding from our ongoing collaborations, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plans, for at least the next 24 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO as a treatment for PPD, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for administration of the treatment, and, more recently, by the spread of COVID-19 in the U.S. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, currently ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment, and are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants, as well as the disruption to the healthcare system in the U.S. caused by the pandemic, have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully-vaccinated people, and the resulting disruption in many locations to healthcare resources, we expect the significant adverse impact of the pandemic on ZULRESSO revenues, and our results of operations from sales of ZULRESSO, to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope and duration of the pandemic and the timing of any return to normal business operations across the U.S.; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; the extent of healthcare staffing shortages that have continued even as

COVID-19-related restrictions have eased; and the impact of the pandemic on our customers and vendors. Given the continued fluidity of the COVID-19 pandemic, we cannot predict its course or for how long and to what extent it will have an adverse impact on ZULRESSO sales.

While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts may continue to substantially limit the revenue opportunity for ZULRESSO.

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

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Shionogi Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and manufacturing of zuranolone for MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a supply agreement with Shionogi under which we supply Shionogi with zuranolone clinical material. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million, which was recorded as collaboration revenue in the year ended December 31, 2018, and for the supply of active pharmaceutical agreement, or API, for Shionogi’s clinical trials.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step revenue recognition model and present the arrangement as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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
•

other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities, including the rolling NDA submission for zuranolone in MDD which we expect to complete in the second half of 2022 and the planned submission of an associated NDA filing in PPD anticipated to occur in early 2023, pending the completion of and results from the SKYLARK Study as well as preparation for a potential FDA Advisory Committee meeting in connection with such planned filings;

•	payments made under our third-party license agreements; and
•	a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three months ended March 31, 2022 and 2021, we recorded net reimbursement of $18.5 million and $22.1 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions arising from the COVID-19 pandemic may substantially slow clinical site recruitment and initiation and enrollment in our clinical trials, may impair the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have seen some slower recruitment in certain of our clinical trials, especially with respect to older patients and in our SKYLARK Study in patients with PPD, which caused us to revise our expected timeline for reporting topline data from the SKYLARK Study.

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

While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase in the future as we progress development efforts and prepare for potential commercialization of zuranolone and commercialize zuranolone, if approved, and our other current or future product candidates, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three months ended March 31, 2022 and 2021, we recorded net reimbursement of $1.5 million and $2.7 million, respectively, from Biogen that was deducted from our selling, general and administrative expenses because we incurred a greater amount of these expenses than Biogen.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Product revenue, net	$1,582	$1,583	$(1)
Operating costs and expenses:
Cost of goods sold	286	187	99
Research and development	78,018	58,056	19,962
Selling, general and administrative	46,477	39,847	6,630
Total operating costs and expenses	124,781	98,090	26,691
Loss from operations	(123,199)	(96,507)	(26,692)
Interest income, net	1,168	708	460
Other income (expense), net	(24)	35	(59)
Net loss	$(122,055)	$(95,764)	$(26,291)

Product Revenue, Net

During the three months ended March 31, 2022 and 2021, we recognized $1.6 million and $1.6 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

Collaboration Revenue

During the three months ended March 31, 2022 and 2021, we recognized no collaboration revenue from our agreement with Shionogi or collaboration revenue – related party from our agreement with Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the three months ended March 31, 2022 and 2021, cost of goods sold was $0.3 million and $0.2 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, and The Regents of the University of California on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2022 and 2021. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$22,282	$33,660	$(11,378)
SAGE-324	10,035	5,000	5,035
SAGE-718	9,421	2,581	6,840
Other research and development programs	18,655	8,884	9,771
Unallocated expenses	27,524	20,718	6,806
Stock-based compensation	8,615	9,281	(666)
Net reimbursement from Biogen	(18,514)	(22,068)	3,554
Total research and development expenses	$78,018	$58,056	$19,962

Research and development expenses for the three months ended March 31, 2022 were $78.0 million, compared to $58.1 million for the three months ended March 31, 2021. The increase of $20.0 million was primarily due to the following:

•	a decrease of $11.4 million in expenses for development of zuranolone, primarily due to completion of the WATERFALL Study and the CORAL Study;
•

an increase of $5.0 million in expenses for development of SAGE-324, primarily due to activities directed towards the initiation of two Phase 2 clinical trials which were initiated after the three months ended March 31, 2021;

•

an increase of $6.8 million in expenses for development of SAGE-718, primarily due to activities directed towards the initiation of two Phase 2 clinical trials which were initiated after the three months ended March 31, 2021;

•	an increase of $9.8 million in expenses for other research and development programs, primarily due to Phase 1 clinical trials of SAGE-689 and increased work on early-stage research programs;
•	an increase of $6.8 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs;
•

a decrease of $0.7 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was primarily due to grants with high exercise prices that became fully vested during the three months ended March 31, 2022. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2022 and 2021; and

•

the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $3.6 million. For the three months ended March 31, 2022, the amount of net reimbursement was $10.9 million for zuranolone, $5.0 million for SAGE-324 and $2.6 million for costs that are reimbursable and included in unallocated expenses. For the three months ended March 31, 2021, the amount of net reimbursement was $16.8 million for zuranolone, $2.5 million for SAGE-324 and $2.7 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was an increase in the work performed by Biogen.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Personnel-related	$18,267	$11,704	$6,563
Stock-based compensation	9,938	12,695	(2,757)
Professional fees	10,509	9,651	858
Other	9,237	8,495	742
Net reimbursement from Biogen	(1,474)	(2,698)	1,224
Total selling, general and administrative expenses	$46,477	$39,847	$6,630

Selling, general and administrative expenses for the three months ended March 31, 2022 were $46.5 million, compared to $39.8 million for the three months ended March 31, 2021. The increase of $6.6 million was primarily due to the following:

•	an increase of $6.6 million in personnel-related costs, primarily due to hiring employees to support ongoing activities in anticipation of potential future launches of our product candidates;
•

a decrease of $2.8 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was primarily due to grants with high exercise prices that became fully vested during the three months ended March 31, 2022. There was no non-cash stock-based compensation expense recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2022 and 2021; and

•

the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $1.2 million. For the three months ended March 31, 2022, the amount of net reimbursement was $1.5 million for external costs. For the three months ended March 31, 2021, the amount of net reimbursement was $0.8 million for personnel-related costs and $1.9 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the work performed by Biogen.

Interest Income, Net and Other Income, Net

Interest income, net, and other income (expense), net, for the three months ended March 31, 2022 and 2021 were $1.1 million and $0.7 million, respectively. The primary reasons for the increase were the increase in interest rates and the increase in the balance of marketable securities since March 31, 2021.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of March 31, 2022, we had an accumulated deficit of $1.6 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through March 31, 2022, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of March 31, 2022, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.6 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(107,800)	$(109,086)
Investing activities	(9,558)	(658,816)
Financing activities	1,799	5,623
Total	$(115,559)	$(762,279)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities primarily resulted from our net loss of $122.1 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $6.9 million, partially offset by $21.2 million of non-cash items.

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

Investing Activities

During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $9.6 million and $658.8 million, respectively. During the three months ended March 31, 2022 and 2021, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the three months ended March 31, 2021, we invested the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and the Biogen Equity Purchase in marketable securities.

Financing Activities

During the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $1.8 million and $5.6 million, respectively. The decrease was mainly due to a decrease of proceeds from the exercises of stock options.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2022, in addition to anticipated funding from our ongoing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the filing date of this Quarterly Report. During that time, we expect to incur significant expenses as we continue to commercialize ZULRESSO; complete ongoing clinical trials of zuranolone and advance regulatory, permitted pre-launch and launch-planning activities; advance development of our other product candidates; expand our research activities; and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•

the timing and amount of revenues from sales of ZULRESSO, which we expect will continue to be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;

•	the timing and amount of costs associated with our commercialization of ZULRESSO;
•

our ability to successfully complete our rolling NDA submission for zuranolone in MDD, complete the SKYLARK Study and be able to submit an associated NDA filing for zuranolone in PPD, achieve FDA acceptance of such filings, and receive FDA approval to market zuranolone for the treatment of MDD and PPD, in each case on the timelines we expect;

•	the costs of regulatory, permitted pre-launch and launch-readiness activities associated with zuranolone;
•	if zuranolone is approved for one or more indications, the costs associated with its commercial launch and the timing and amount of any revenues;
•

the initiation, progress, completion, timing, costs, and results of ongoing, planned and future non-clinical studies and clinical trials for our other existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing, submitting and supporting regulatory filings for our product candidates;

•	the length, severity and costs of disruptions, if any, associated with the COVID-19 pandemic on initiation and conduct of our clinical trials or on our supply chain;
•

the ability of SAGE-324, SAGE-718 and our other clinical-stage product candidates to progress through clinical development successfully; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including if current efforts to control the COVID-19 pandemic are not successful or if there are long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided, such as a post-pandemic economic recession, decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

We had cash, cash equivalents and marketable securities of $1.6 billion as of March 31, 2022. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business, we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Our first product, ZULRESSO, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 as a treatment for postpartum depression, or PPD, in adults, and was made commercially available commencing in June 2019. We may never be able to generate meaningful revenues from sales of ZULRESSO or revenues at levels or on timing necessary to support our investment and goals. Our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the COVID-19 pandemic, and some or all of these factors are expected to continue to impact revenues negatively in the future.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is currently approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. The COVID-19 pandemic has compounded these barriers and further impacted sales of ZULRESSO in the U.S. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants, as well as the disruption to the healthcare system in the U.S. caused by the pandemic, have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. We expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue for the foreseeable future. Given the continuing nature of the pandemic, we cannot predict the length or scope of such continued adverse impact.

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
•

Given the mode of administration, the nature of the REMS and the current limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, use of ZULRESSO in the U.S. has been focused primarily on women with more severe symptoms of PPD, and we expect that to continue.

•

We may be unable to fully comply with our obligations under the ZULRESSO REMS, which include auditing of healthcare settings, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS.

•

Although we are actively investigating whether ZULRESSO can be safely administered in a patient’s home in an open-label clinical trial we refer to as the SUNBIRD Study, it is uncertain whether the SUNBIRD Study will be successful. Even if we receive favorable data from this trial, we may never be able to generate sufficient data for the FDA to permit administration of ZULRESSO in the home setting, even with monitoring and supervision requirements, or we may decide not to pursue making this option available for other reasons. Even if home administration is ultimately permitted, it may not result in an increase in market acceptance of ZULRESSO or an increase in our revenues from the product.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD and for which we are submitting, on a rolling basis, a new drug application, or NDA, for the treatment of MDD, which submission we plan to complete in the second half of 2022, and expect to submit an associated NDA filing for the treatment of PPD in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. We may not be successful in our plans to file for and obtain regulatory approval of zuranolone for the treatment of MDD or PPD on the timelines we expect or at all. Even if we receive regulatory approval of zuranolone in MDD and PPD, our commercialization efforts with respect to zuranolone may not be successful. We also cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our other product candidates, on the timelines we expect or at all, or that the results of our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance our product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our current or future product candidates.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of product candidates beyond ZULRESSO, including zuranolone. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

We recently commenced our rolling NDA submission of zuranolone for the treatment of MDD, which submission we plan to complete in the second half of 2022, and expect to submit an associated NDA filing for the treatment of PPD in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. We may not be successful in these efforts on the timelines we expect or at all. The FDA may find inadequacies and deficiencies in our NDA for zuranolone or in the data we submit, despite our prior discussions with the FDA, and may decide not to accept the NDA for filing. The FDA may elect not to commence review of our rolling NDA submission until such time, if any, as the submission is completed, and we cannot seek priority review prior to that point in time. Even if we are successful in completing the submission and filing for priority review, we may not receive priority review. In addition, even if the FDA accepts an NDA seeking approval of zuranolone for filing, the FDA may find that the data included in the NDA are not sufficient for approval and may not approve the NDA. We may receive negative results from ongoing clinical trials of zuranolone that adversely affect our ability to obtain approval of zuranolone or that impair the potential product profile of zuranolone. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract for the manufacture of zuranolone do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs. If our NDA for zuranolone is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee. The FDA may not meet expected review timelines, may elect to extend the timeframe for their review, or there may be delays at any point in the regulatory submission and review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD, if zuranolone is approved. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone. Even if we gain approval of zuranolone, we and our collaborator may never be able to successfully commercialize zuranolone in the approved indications or to meet our expectations with respect to timing and revenues or profits from sales of such product.

Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators may not be able to demonstrate the efficacy and safety of any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in our ongoing dose-ranging study of SAGE-324, the KINETIC 2 Study, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies, but we plan to increase the duration of dosing. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. Other decisions or actions of the FDA or other regulatory agencies may affect our plans, progress or results.

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

Even if we or a collaborator of ours gains approval of any of our current or future product candidates, we and our collaborator may never be able to successfully commercialize such new product in the approved indications or meet our expectations with respect to timing and revenues or profits from sales of such product.

ZULRESSO, zuranolone, and our other current or future product candidates and any future products, if successfully developed and approved, may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS; or result in other negative consequences.

We may observe undesirable side effects or other potential safety issues in nonclinical studies or in clinical trials at any stage of development of our product candidates. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, zuranolone, any other current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, zuranolone, any other existing or future product candidate or any future approved product:

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

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of zuranolone or any of our other product candidates for many reasons. Any setback or delay in obtaining regulatory approval for zuranolone or any of our other product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

We are not permitted to market any of our product candidates in the U.S. until we or our collaborators receive approval of an NDA from the FDA or in any foreign countries until we or our collaborators receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process. The FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of zuranolone or any of our other product candidates for many reasons, including, among others:

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
•

the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including cGMPs; or

•	the FDA or applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for and successfully market zuranolone or our other product candidates. Even if we or our collaborators receive marketing approval for zuranolone or any of our other product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. The FDA may recommend scheduling with respect to zuranolone or any of our other current or future product candidates. In such event, as was the case with ZULRESSO, prior to a product launch, the U.S. Drug Enforcement Administration, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved.

We may seek priority review of our NDA filings with the FDA, but the FDA may not grant priority review. The FDA may elect not to commence review of our rolling NDA submission for zuranolone for the treatment of MDD until such time, if any, as the submission is completed, and we cannot seek priority review prior to that point in time. Even if we are successful in completing this submission and filing for priority review, we may not receive priority review, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe concerns about exposure to the virus or its variants, as well as the disruption to the healthcare system in the U.S. caused by the pandemic, have also caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it. Given continuing concerns about the COVID-19 pandemic across the country, including as a result of the spread of variants and “breakthrough” cases among fully-vaccinated people, and the resulting disruption in many locations to healthcare resources, we expect the significant adverse impact of the pandemic on ZULRESSO revenues to continue. The scope and timing of the expected negative impact will depend on, among other factors, the scope and duration of the pandemic and the timing of any return to normal business operations across the U.S.; the effectiveness of vaccination campaigns, vaccine mandates, and other efforts to control the pandemic; the duration of the vaccines’ efficacy against COVID-19 and its variants; the extent to which variants of the virus that causes COVID-19 negatively impact vaccination and other efforts to control the pandemic; the duration and severity of any restrictive measures taken to curb the spread of COVID-19; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; and the impact of the pandemic on our customers and vendors. We cannot predict for how long and to what extent the COVID-19 pandemic will have an adverse impact on ZULRESSO sales.

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

The COVID-19 pandemic has also caused economic disruption, which could impair our business prospects. Additionally, future surges of COVID-19 or the failure of current efforts to control the pandemic may cause further economic disruptions and may in the future adversely impact the capital markets and make additional capital unavailable to us on acceptable terms, or at all if we were to seek it. There may also be long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided. For example, a post-pandemic economic recession, decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances may negatively affect general economic conditions and adversely impact our ability to access the capital markets in the future.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

Our first product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We have begun our rolling submission of an NDA in the U.S. seeking approval of zuranolone for the treatment of MDD, which we expect to complete in the second half of 2022, and we anticipate submitting an associated NDA seeking approval of zuranolone for PPD in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are developing SAGE-718 as a potential treatment for cognitive dysfunction associated with Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and the other indications for which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of patients with PPD, MDD, essential tremor, Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, or any other indication for which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the market for ZULRESSO and the potential market for zuranolone and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

We do not currently have, nor do we plan to acquire or develop, the infrastructure or capability internally to manufacture supplies of ZULRESSO for commercial use, or of zuranolone or any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone to complete our ongoing clinical trials, produce validation batches, and, if zuranolone is approved by the FDA, to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-324, SAGE-718, SAGE-689 and our other product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency, which we expect to occur in connection with our ongoing rolling submission of an NDA for zuranolone for the treatment of MDD, which we expect to complete in the second half of 2022. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. For example, if the FDA were to find deficiencies in connection with a pre-approval inspection related to our zuranolone NDA filing, the FDA could issue Form 483s documenting the deficiencies, require we provide and comply with a corrective action plan, or determine that our NDA is not approvable in its then-current form. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Also, if a natural disaster were to interrupt or halt production of our drug substance or drug product at one of our third-party contract manufacturers, or cause the loss of batches, we could encounter a supply shortage or face significant costs to rebuild our supply.

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

ZULRESSO, zuranolone, if approved, or any other future product, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from its sales.

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

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for ZULRESSO, zuranolone, if approved, and any other approved products that we develop could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including zuranolone in the treatment of MDD and PPD, if approved in those indications, may require significant resources and may never be successful. If ZULRESSO or any of our product candidates, including zuranolone, that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so on the timelines we expect.

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

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO, zuranolone, if approved, or any of our other current or future product candidates, if successfully developed and approved.

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

Our most advanced product candidate is zuranolone, for which we have commenced a rolling NDA submission in MDD, and which is also being developed for PPD. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If approved, zuranolone may also face competition in the treatment of MDD from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In April 2021, Axsome Therapeutics, Inc. announced that the FDA had accepted and granted priority review to the NDA package for its NMDA receptor antagonist, AXS-05, which had previously received Breakthrough Therapy designation for MDD, but the expected Prescription Drug User Fee Act target action date of August 2021 has been delayed. In April 2022, Axsome announced that it had received and agreed to post-marketing requirements/commitments proposed by the FDA with respect to AXS-05 and in May 2022, Axsome announced that it anticipates potential FDA action on its NDA in the second quarter of 2022. In addition, if zuranolone is successfully developed and approved for PPD, it could reduce our commercial opportunity for ZULRESSO.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus, and Praxis Precision Medicines, or Praxis. In March 2022, Marinus announced that the FDA had approved ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Ganaxolone is also in Phase 3 development for status epilepticus and tuberous sclerosis complex. Praxis is developing PRAX-114, a GABAA receptor modulating neuroactive steroid that is currently in Phase 2/3 development for MDD.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development for essential tremor. If successfully developed and approved as a treatment for essential tremor, SAGE-324 will face competition from current first-line treatments which include β-adrenergic blocker propranolol and anticonvulsant primidone. Other companies are also developing potential treatments for essential tremor, including a T-type calcium channel modulator that Jazz Pharmaceuticals, Inc. is currently evaluating in Phase 2b development and a Phase 2 T-type calcium channel modulator being developed by Praxis.

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

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and will play similar role with respect to zuranolone, if approved and any of our other future product candidates, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes privacy, security and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information upon covered entities subject to the rule.

•

The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

Although we have adopted a code of conduct and have an active compliance program, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by our employees to comply with these laws or regulations.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

We must comply with numerous federal, state and non-U.S. laws which govern the privacy and security of health and other personal information. As described above, HIPAA imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, when we conduct clinical trials in the U.S., any personal information that is collected in connection with these trials also is regulated by the Federal Policy for the Protection of Human Subjects (the Common Rule) which creates obligations for our company when conducting these trials.

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

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of off-label uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZULRESSO, zuranolone, if approved, or any of our other future approved products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZULRESSO, zuranolone, if approved, and our other product candidates, if successfully developed and approved.

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

For ZULRESSO and certain of our product candidates, we are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our products, product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully commercialize the relevant product or to successfully develop and commercialize the affected product candidates.

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

If we do not obtain new chemical entity or other types of marketing and data exclusivity for our product candidates and if we do not obtain additional protection under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments, and similar foreign legislation by extending the patent terms of our product candidates, our business may be materially harmed.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration in the future under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our business, financial condition or results of operations could be adversely affected.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZULRESSO, successfully commercialize zuranolone or any other products if approved in the future, and achieve profitability.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2022, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of March 31, 2022, our cash, cash equivalents and marketable securities were $1.6 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $122.1 million for the three months ended March 31, 2022, and our accumulated deficit was $1.6 billion as of March 31, 2022.

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

•

our ability to initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our other product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and
•

with respect to zuranolone, if approved, and any other approved product, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

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

We are currently commercializing ZULRESSO, have begun our ongoing submission for marketing approval of zuranolone in the U.S. and our permitted pre-launch and launch-readiness activities associated with the potential approval of zuranolone, and are advancing our other product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses to increase significantly, particularly as we advance our product candidates in non-clinical studies and clinical trials and continue our discovery efforts. We also incur significant expenses in connection with the commercialization of ZULRESSO and in connection with other activities, including permitted pre-launch and launch-readiness activities associated with zuranolone, and would expect commercialization expenses to increase significantly to commercialize other products, including zuranolone, if approved. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2022, our cash, cash equivalents and marketable securities were $1.6 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, in addition to anticipated funding from our ongoing collaborations, will be sufficient to fund our anticipated level of operations for at least the next 24 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

•

the success or failure of any regulatory activities with respect to our product candidates, including our ongoing rolling submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD in the second half of 2022 and the planned submission of an associated NDA filing for the treatment of PPD in the first half of 2023, pending the completion and results of the ongoing SKYLARK Study in PPD, and whether or not we receive FDA approval of zuranolone in such indications;

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

SAGE THERAPEUTICS, INC.

May 3, 2022	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

May 3, 2022	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)