Form 10-Q
period 2022-06-30
Sage Therapeutics, Inc.
filed 2022-08-02
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, there were 59,422,343 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

•

our planned clinical and regulatory activities with respect to zuranolone (SAGE-217) for the treatment of major depressive disorder, or MDD, and PPD and related timelines, including: our planned completion of our ongoing rolling submission of a new drug application, or NDA, for zuranolone to the U.S. Food and Drug Administration, or FDA, as a treatment for MDD and PPD; the adequacy of the data we plan to submit to support such filing; our expectation that we will seek priority review of such NDA and the potential to receive priority review; and the potential for future approval and commercialization of zuranolone in MDD and PPD;

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

•	the impact of the COVID-19 pandemic and its downstream effects on our activities, business and results of operations, and the potential success of our efforts to address or mitigate such impact; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

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
•

Our future business prospects depend heavily on our ability, and that of our collaborators, where applicable, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217). We cannot be certain that we or our collaborators will be able to initiate new clinical trials, complete ongoing clinical trials, or announce results of ongoing or future clinical trials of our product candidates on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Even if we complete our NDA filing for zuranolone or file for regulatory approval for any other product candidate, we cannot be certain that our submissions will be accepted for review, that the design and results of our development programs will be sufficient to gain regulatory approval, or that we will receive priority review if we seek it. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development, including during the regulatory filing and approval process. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our current or future product candidates, including zuranolone, on the timelines we expect or at all.

•

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of zuranolone or any of our other product candidates for many reasons.

•

If the affected populations for indications our products and product candidates are targeting, including the addressable markets within such populations, or the number of patients within such markets who are actually treated with our products, including zuranolone, if successfully developed and approved, are smaller than we anticipate, our ability to achieve profits from the commercialization of such products at the levels or on the timing we expect could be materially adversely impacted.

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

•

If serious adverse events or other undesirable side effects are identified during the use of any of our marketed products or product candidates, including during commercial use, in clinical trials or under an expanded access program, such events may adversely affect market acceptance or result in other significant negative consequences for an approved product; delay or prevent further development or regulatory approval with respect to product candidates; or cause regulatory authorities to require labeling statements, such as boxed warnings, or a Risk Evaluation and Mitigation Strategy, on approved products.

•

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates and intend to rely on third-party manufacturers for commercial supplies of zuranolone, if approved, and of any of our other product candidates that is successfully developed and approved for marketing. Any impairment of the ability of our third party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.

•

Our current product candidates, including zuranolone, if successfully developed and approved, and other future products, if any, may not achieve broad market acceptance or reimbursement at sufficient levels, and the results of our commercialization efforts may not meet our expectations, which may limit the revenue that we generate from sales of such products.

•

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO, zuranolone, if approved, or any of our other current or future product candidates, if successfully developed and approved.

•

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected if any of our collaborators fails to perform its obligations or terminates our collaboration in whole or in part.

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

•

The COVID-19 pandemic, its effects, and changes to the macroeconomic environment as the pandemic has continued, including healthcare and vendor staffing shortages and disruption to the U.S. healthcare system, may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of clinical trials.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$206,510	$294,233
Marketable securities	1,307,197	1,448,063
Prepaid expenses and other current assets	41,455	39,841
Collaboration receivable - related party	23,722	18,506
Total current assets	1,578,884	1,800,643
Property and equipment, net	2,938	3,016
Restricted cash	1,269	1,269
Right-of-use operating asset	13,379	16,109
Other long-term assets	4,907	4,251
Total assets	$1,601,377	$1,825,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,410	$10,450
Accrued expenses	76,268	67,275
Operating lease liability, current portion	7,563	7,468
Total current liabilities	89,241	85,193
Operating lease liability, net of current portion	7,800	10,964
Other liabilities	100	100
Total liabilities	97,141	96,257
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2022 and December 31, 2021; 59,391,762 and 58,940,083 shares issued at June 30, 2022 and December 31, 2021; 59,388,729 and 58,937,050 shares outstanding at June 30, 2022 and December 31, 2021	6	6
Treasury stock, at cost, 3,033 shares at June 30, 2022 and December 31, 2021	(400)	(400)
Additional paid-in capital	3,262,203	3,227,471
Accumulated deficit	(1,743,701)	(1,495,386)
Accumulated other comprehensive loss	(13,872)	(2,660)
Total stockholders’ equity	1,504,236	1,729,031
Total liabilities and stockholders’ equity	$1,601,377	$1,825,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$1,501	$1,643	$3,082	$3,226
Operating costs and expenses:
Cost of goods sold	200	148	486	335
Research and development	77,297	66,170	155,315	124,226
Selling, general and administrative	52,411	43,346	98,888	83,193
Total operating costs and expenses	129,908	109,664	254,689	207,754
Loss from operations	(128,407)	(108,021)	(251,607)	(204,528)
Interest income, net	2,102	732	3,270	1,440
Other income, net	45	44	22	79
Net loss	$(126,260)	$(107,245)	$(248,315)	$(203,009)
Net loss per share—basic and diluted	$(2.13)	$(1.83)	$(4.20)	$(3.47)
Weighted average number of common shares outstanding—basic and diluted	59,266,322	58,582,569	59,148,246	58,478,970
Comprehensive loss:
Net loss	$(126,260)	$(107,245)	$(248,315)	$(203,009)
Other comprehensive items:
Unrealized loss on marketable securities	(2,671)	(49)	(11,212)	(700)
Total other comprehensive loss	(2,671)	(49)	(11,212)	(700)
Total comprehensive loss	$(128,931)	$(107,294)	$(259,527)	$(203,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(248,315)	$(203,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	33,189	49,639
Premium on marketable securities	(1,454)	(16,873)
Amortization of premium on marketable securities	6,114	4,688
Depreciation expense	554	3,475
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,614)	(6,025)
Collaboration receivable - related party	(5,216)	(48,438)
Other long-term assets	(656)	(258)
Right-of-use operating asset	2,730	2,602
Operating lease liabilities, current	95	97
Operating lease liabilities, non-current	(3,164)	(2,945)
Accounts payable	(5,225)	(774)
Accrued expenses and other liabilities	8,723	5,966
Net cash used in operating activities	(214,239)	(211,855)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	556,100	360,939
Purchases of marketable securities	(431,105)	(1,308,143)
Purchases of property and equipment	(291)	—
Net cash provided by (used in) investing activities	124,704	(947,204)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	1,836	12,484
Payment of employee tax obligations related to vesting of restricted stock units	(24)	(796)
Net cash provided by financing activities	1,812	11,688
Net decrease in cash, cash equivalents and restricted cash	(87,723)	(1,147,371)
Cash, cash equivalents and restricted cash at beginning of period	295,502	1,662,798
Cash, cash equivalents and restricted cash at end of period	$207,779	$515,427
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$256	$—
Lease asset de-recognized upon lease cancellation	$—	$3,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	80,338	—	—	—	4,687	—	—	4,687
Issuance of common stock under the employee stock purchase plan	18,072	—	—	—	936	—	—	936
Stock-based compensation expense	—	—	—	—	21,734	—	—	21,734
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	—	—	(95,764)	(95,764)
Balances at March 31, 2021	58,406,821	6	3,033	(400)	3,137,164	(236)	(1,133,258)	2,003,276
Issuance of common stock from exercises of stock options	159,070	—	—	—	6,861	—	—	6,861
Stock-based compensation expense	—	—	—	—	27,465	—	—	27,465
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	(49)
Vesting of restricted stock units, net of employee tax obligations	204,473	—	—	—	(796)	—	—	(796)
Net loss	—	—	—	—	—	—	(107,245)	(107,245)
Balances at June 30, 2021	58,770,364	$6	3,033	$(400)	$3,170,694	$(285)	$(1,240,503)	$1,929,512

Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	105,474	—	—	—	646	—	—	646
Issuance of common stock under the employee stock purchase plan	23,625	—	—	—	1,153	—	—	1,153
Stock-based compensation expense	—	—	—	—	18,268	—	—	18,268
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8,541)	—	(8,541)
Net loss	—	—	—	—	—	—	(122,055)	(122,055)
Balances at March 31, 2022	59,066,149	6	3,033	(400)	3,247,538	(11,201)	(1,617,441)	1,618,502
Issuance of common stock from exercises of stock options	31,801	—	—	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	14,652	—	—	14,652
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(2,671)	—	(2,671)
Vesting of restricted stock units, net of employee tax obligations	290,779	—	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	(126,260)	(126,260)
Balances at June 30, 2022	59,388,729	$6	3,033	$(400)	$3,262,203	$(13,872)	$(1,743,701)	$1,504,236

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

The ongoing COVID-19 pandemic has caused and may continue to cause major disruptions to businesses and economies worldwide. The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. There have been and continue to be healthcare staffing shortages and other changes to the macroeconomic environment as the pandemic has continued. These factors have had a significant and sustained negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has not experienced any other material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. While the Company has seen slower patient recruitment in certain clinical trials due to the COVID-19 pandemic, and has experienced some challenges qualifying and activating clinical trial sites due in part to capacity and resource constraints at our vendors and at sites, the Company has not experienced other significant impacts to the Company’s development activities as a result of the COVID-19 pandemic. Any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if there are long-term negative effects of the COVID-19 pandemic on the macroeconomic environment or capital markets, even after the pandemic has subsided.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of June 30, 2022, the Company had an accumulated deficit of $1.7 billion. From its inception through June 30, 2022, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering (“IPO”), the issuance of convertible notes, and the sales of common stock in its IPO in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, its results of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, its cash flows for the six months ended June 30, 2022 and 2021, and its statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021. The consolidated balance sheet at

December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend in large part on future developments, which cannot be predicted with confidence at this time, including: the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; the impact of the pandemic on the Company’s customers and vendors, including capacity and resource constraints; the impact of the pandemic on the willingness of women with PPD to seek treatment with ZULRESSO and the number of physicians willing to prescribe it; the timing of any widespread return to normal business operations across the U.S.; and the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic. The Company has made estimates of the impact of the COVID-19 pandemic within its condensed consolidated financial statements. Due to the evolving nature of the COVID-19 pandemic and its impacts, there may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its arrangements with Shionogi and Biogen and concluded that a significant financing component does not exist for either arrangement. For arrangements with licenses of intellectual property that include sales-based royalties or milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties or milestone payments relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty or milestone payment has been allocated has been satisfied.

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

Product Revenue, Net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2022, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company’s cash equivalents and marketable securities at June 30, 2022 and December 31, 2021 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2022 and December 31, 2021, respectively.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2022 and December 31, 2021.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$202,519	$202,519	$—	$—
International corporate bonds	2,599	—	2,599	—
Total cash equivalents	205,118	202,519	2,599	—
Marketable securities:
U.S. government securities	402,639	—	402,639	—
U.S. corporate bonds	494,017	—	494,017	—
International corporate bonds	165,396	—	165,396	—
U.S. commercial paper	74,037	—	74,037	—
International commercial paper	113,854	—	113,854	—
U.S. certificates of deposit	19,981	—	19,981	—
U.S. municipal securities	37,273	—	37,273	—
Total marketable securities	1,307,197	—	1,307,197	—
	$1,512,315	$202,519	$1,309,796	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$289,440	$289,440	$—	$—
U.S. commercial paper	2,000	—	2,000	—
International commercial paper	1,999	—	1,999	—
Total cash equivalents	293,439	289,440	3,999	—
Marketable securities:
U.S. government securities	324,532	—	324,532	—
U.S. corporate bonds	627,780	—	627,780	—
International corporate bonds	236,812	—	236,812	—
U.S. commercial paper	80,176	—	80,176	—
International commercial paper	142,335	—	142,335	—
U.S. municipal securities	36,428	—	36,428	—
Total marketable securities	1,448,063	—	1,448,063	—
	$1,741,502	$289,440	$1,452,062	$—

During the six months ended June 30, 2022 and 2021, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$408,463	$19	$(5,843)	$—	$402,639
U.S. corporate bonds	498,829	3	(4,815)	—	494,017
International corporate bonds	167,534	—	(2,138)	—	165,396
U.S. commercial paper	74,170	—	(133)	—	74,037
International commercial paper	114,107	—	(253)	—	113,854
U.S. certificates of deposit	19,981	—	—	—	19,981
U.S. municipal securities	37,985	—	(712)	—	37,273
	$1,321,069	$22	$(13,894)	$—	$1,307,197

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$325,514	$—	$(982)	$—	$324,532
U.S. corporate bonds	628,836	27	(1,083)	—	627,780
International corporate bonds	237,303	—	(491)	—	236,812
U.S. commercial paper	80,194	—	(18)	—	80,176
International commercial paper	142,358	—	(23)	—	142,335
U.S. municipal securities	36,518	—	(90)	—	36,428
	$1,450,723	$27	$(2,687)	$—	$1,448,063

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that are in a loss position as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$400,161	$(5,843)	$—	$—	$400,161	$(5,843)
U.S. corporate bonds	449,691	(4,471)	27,924	(344)	477,615	(4,815)
International corporate bonds	145,479	(1,940)	21,960	(198)	167,439	(2,138)
U.S. commercial paper	30,689	(133)	—	—	30,689	(133)
International commercial paper	36,487	(253)	—	—	36,487	(253)
U.S. certificates of deposit	—	—	—	—	—	—
U.S. municipal securities	34,273	(712)	—	—	34,273	(712)
	$1,096,780	$(13,352)	$49,884	$(542)	$1,146,664	$(13,894)

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$309,588	$(982)	$—	$—	$309,588	$(982)
U.S. corporate bonds	601,475	(1,083)	—	—	601,475	(1,083)
International corporate bonds	231,672	(491)	—	—	231,672	(491)
U.S. commercial paper	21,968	(18)	—	—	21,968	(18)
International commercial paper	35,059	(23)	—	—	35,059	(23)
U.S. municipal securities	24,953	(90)	—	—	24,953	(90)
	$1,224,715	$(2,687)	$—	$—	$1,224,715	$(2,687)

As of June 30, 2022 and December 31, 2021, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and International corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount and the contractual cash flows of those investments are guaranteed by the issuer. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $186.5 million and maturities of one to two years.

As of December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $436.1 million and maturities of one to two years.

All marketable securities, including those with remaining contractual maturities of more than one year, are classified as current assets on the balance sheet because they are considered to be “available for sale” and the Company can convert them into cash to fund current operations.

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2022 and the year ended December 31, 2021.
4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development costs	$46,706	$39,147
Employee-related	14,694	18,618
Professional services	14,355	8,893
Other	513	617
	$76,268	$67,275

5.	Leases, Commitments and Contingencies

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

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to June 30, 2022, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to June 30, 2022, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the six months ended June 30, 2021, the Company did not record any expense or intangible asset related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex. For the six months ended June 30, 2021, the Company made a milestone payment of $1.3 million in cash for clinical development milestones for the brexanolone program under the license agreement with CyDex that was recorded as research and development expense during the year ended December 31, 2020.

For the six months ended June 30, 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to June 30, 2022, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the six months ended June 30, 2022 and 2021, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.
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

The Company determined that the performance obligations in the Shionogi collaboration agreement included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of active pharmaceutical ingredient (“API”). The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation. Given that Shionogi is not obligated to purchase any minimum amount or quantities of commercial API, the supply of API to Shionogi for commercial use was determined to be an option for Shionogi, rather than a performance obligation of the Company, at contract inception and will be accounted for if and when exercised. The Company also determined that there was no separate material right in connection with the supply of API for commercial use as the expected pricing was not at a discount. Given this fact pattern, the Company has concluded the agreement has two performance obligations.

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue –

related party in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2022 and 2021, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three and six months ended June 30, 2022, the Company recorded a net reimbursement of $23.8 million and $43.8 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2021, the Company recorded a net reimbursement of $23.7 million and $48.4 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2022, the Company recorded a collaboration receivable – related party of $23.7 million in the condensed consolidated balance sheet for the amounts due for the three months ended June 30, 2022. During the six months ended June 30, 2022 and the year ended December 31, 2021, no payments were made to Biogen. During the six months ended June 30, 2022, the Company received $38.6 million from Biogen for the amounts due for the three months ended December 31, 2021 and the three months ended March 31, 2022. In July 2021, the Company received a payment of $24.8 million from Biogen for the amount due for the three months ended March 31, 2021.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$59,218	$48,866	$107,972	$98,703
Net reimbursement from Biogen reflected in the condensed consolidated statement of operations and comprehensive loss:
Research and development expenses	(20,983)	(20,141)	(39,497)	(42,209)
Selling, general and administrative expenses	(2,835)	(3,531)	(4,309)	(6,229)
	(23,818)	(23,672)	(43,806)	(48,438)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statement of operations and comprehensive loss	$35,400	$25,194	$64,166	$50,265

The Company determined the transaction price under Topic 606 at the inception of the Biogen Collaboration Agreement to be $1.1 billion, consisting of the upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the Biogen Stock Purchase Agreement, when measured at fair value, plus future variable consideration for manufacturing supply of clinical API and bulk drug product for the Biogen Territory. The amount of variable consideration related to the future manufacturing services was not material. The Company determined that any variable consideration related to clinical development and regulatory milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur and relevant thresholds are met.

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

The Biogen Stock Purchase Agreement includes certain standstill provisions, lock-up restrictions, and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire the Company’s securities, seek or propose a tender or exchange offer or merger between the Company and Biogen, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date. BIMA also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares, which period expired on June 30, 2022, and to limit sales and transfers of the Biogen Shares for an additional eighteen-month period, in each case subject to specified conditions and exceptions.

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

As of June 30, 2022, the total number of shares underlying outstanding awards under all equity plans was 9,089,284 and the total number of shares available for future issuance under all equity plans was 7,328,205 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP.

Restricted Stock Units

The table below summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2021	1,256,098
Granted	511,930
Vested	(291,505)
Forfeited	(68,704)
Outstanding as of June 30, 2022	1,407,819

During the three months ended June 30, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vested over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which was in April 2021 and April 2022, respectively. During the three months ended June 30, 2021, 113,941 time-based restricted stock units vested, and the fair value of the restricted stock units that vested was $8.8 million. During the three months ended June 30, 2022, 291,505 time-based restricted stock units vested, and the fair value of the restricted stock units that vested was $9.5 million. During the three months ended March 31, 2022 and 2021, no time-based restricted stock units vested.

During the six months ended June 30, 2022 and 2021, the Company granted no time-based restricted stock units.

During the three months ended June 30, 2022 and 2021, the Company granted 96,365 and 31,400 performance restricted stock units, respectively, to its employees and consultants. During the six months ended June 30, 2022 and 2021, the Company granted 511,930 and 373,121 performance restricted stock units to employees of the Company, respectively. The performance restricted stock units granted during the six months ended June 30, 2022 are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended June 30, 2021, one milestone for outstanding performance restricted stock units was achieved, and the fair value of the performance restricted stock units that vested upon achievement was $6.1 million. 39% of the performance restricted stock units that were granted during the year ended December 31, 2020 included this milestone as a vesting condition. No performance restricted stock units vested during the six months ended June 30, 2022 and the three months ended March 31, 2021.

As of June 30, 2022 and 2021, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, 243,159 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $7.8 million.

At June 30, 2022, 1,164,660 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $69.9 million.

Stock Option Rollforward

The table below summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,283,439	$84.17	6.74	$16,590
Granted	894,067	$40.18
Exercised	(137,275)	$4.98
Forfeited	(358,766)	$93.52
Outstanding as of June 30, 2022	7,681,465	$80.03	6.74	$3,279
Exercisable as of June 30, 2022	4,841,021	$85.85	5.55	$3,203

At June 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $77.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.75 years.

The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $4.2 million and $7.5 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2022 and 2021, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the six months ended June 30, 2022 and 2021, respectively.

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

During the six months ended June 30, 2022, and the three months ended June 30, 2021, the Company granted no stock options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the six months ended June 30, 2022 and 2021, no milestones were achieved under performance-based stock options granted to employees.

As of June 30, 2022, 681,649 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $11.4 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$6,458	$13,453	$15,073	$22,734
Selling, general and administrative	8,178	14,210	18,116	26,905
	$14,636	$27,663	$33,189	$49,639

Stock-based compensation expense recognized during the three and six months ended June 30, 2022 and 2021 by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$13,202	$21,545	$28,667	$41,224
Restricted stock units	1,450	5,920	4,253	7,975
Employee stock purchase plan	(16)	198	269	440
	$14,636	$27,663	$33,189	$49,639

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2022 and 2021 was $26.32 and $54.51, respectively.

8.	Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(126,260)	$(107,245)	$(248,315)	$(203,009)
Denominator:
Weighted average common stock outstanding —basic	59,266,322	58,582,569	59,148,246	58,478,970
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	59,266,322	58,582,569	59,148,246	58,478,970
Net loss per share—basic and diluted	$(2.13)	$(1.83)	$(4.20)	$(3.47)

The following common stock equivalents outstanding as of June 30, 2022 and 2021 were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	6,999,816	7,048,814	6,999,816	7,048,814
Restricted stock units	243,159	333,220	243,159	333,220
Employee stock purchase plan	33,614	28,687	33,614	28,687
	7,276,589	7,410,721	7,276,589	7,410,721

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part II, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our first product, ZULRESSO, is a proprietary intravenous formulation of brexanolone, approved in the U.S. as a treatment for PPD in adults. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. Currently, ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. In July 2022, we completed enrollment for the SUNBIRD Study evaluating the potential for safe-use administration of ZULRESSO in a patient’s home for the treatment of PPD. We do not plan any label changes for ZULRESSO based on this trial.

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for major depressive disorder, or MDD, and PPD, and may in the future be developed for other affective disorders. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We began our rolling submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in April 2022 seeking approval of zuranolone for the treatment of MDD. In June 2022, we announced that the NDA submission will include both MDD and PPD in one filing, which we expect to complete in the second half of 2022. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022 and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD. If we meet our planned filing timelines and the NDA receives priority review, we expect the Prescription Drug User Fee Act target action date for zuranolone to be in the third quarter of 2023.

To date, we have completed six pivotal clinical trials of zuranolone, four in MDD and two in PPD. The completed pivotal trials evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We announced results from the following clinical trials of zuranolone in either 2021 or 2022:

•	SKYLARK Study (completed)

On June 1, 2022, we announced that the SKYLARK Study, a Phase 3 placebo-controlled clinical trial evaluating a two-week course of zuranolone 50 mg in women with PPD, met its primary and all key secondary endpoints. Women treated with zuranolone 50 mg (n=98) demonstrated a statistically significant and clinically meaningful improvement in depressive symptoms at Day 15, the primary endpoint, and at Days 3, 28, and 45, key secondary endpoints, in each case compared to women treated with placebo (n=97) as measured by a change from baseline in the 17-item Hamilton Rating Scale for Depression, or HAMD-17, total score. The least-squares mean change from baseline (standard error) in HAMD-17 total score at Day 15 for women who received zuranolone 50 mg was -15.6 (0.82) compared with -11.6 (0.82) for women who received placebo (LS mean difference -4.0 points; p=0.0007). Zuranolone 50 mg was generally well-tolerated and demonstrated a safety profile consistent with that observed prior in the clinical development program. In women who experienced treatment emergent adverse events, the majority were mild to moderate in severity. The most common treatment emergent adverse events (>5% in the zuranolone 50 mg arm) were somnolence, dizziness, sedation, headache, diarrhea, nausea, urinary tract infection and COVID-19.

•	CORAL Study (completed)

On February 16, 2022, we announced results from the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label standard antidepressant therapy, or ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD, met its primary endpoint of improvement in depressive symptoms at Day 3 and key secondary endpoint of improvement in depressive symptoms over the two-week treatment period.

•	WATERFALL Study (completed)

In June 2021, we announced that the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled clinical trial evaluating the efficacy and safety of zuranolone 50 mg in adults aged 18 to 64 years with MDD, met its primary endpoint.

•	SHORELINE Study (ongoing)

In March 2021, we reported positive topline 12-month data from both the 30 mg cohort and the 50 mg cohort of the SHORELINE Study, an open-label Phase 3 clinical trial of zuranolone in MDD, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in the 50 mg cohort of the study has been completed, and the study is ongoing.

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

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we and Biogen announced that our placebo-controlled Phase 2 KINETIC Study evaluating SAGE-324 for the treatment of adults with essential tremor had achieved its primary endpoint. We are currently enrolling patients with essential tremor in a Phase 2b dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

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

SAGE-718 is currently being studied in a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, known as the DIMENSION Study. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months. Dosing in the DIMENSION Study commenced in early 2022. In March 2022, we initiated a second placebo-controlled Phase 2 clinical trial of SAGE-718, known as the SURVEYOR Study, in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We also plan to initiate a Phase 3 open-label study to evaluate the long-term safety and tolerability of SAGE-718 in patients with Huntington’s disease cognitive impairment in late 2022. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease.

We are also evaluating SAGE-718 for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. Data from the PARADIGM Study showed that SAGE-718 had a positive impact on multiple domains of cognition, including executive function and learning and memory. As expected, no appreciable effect was observed on measures of simple attention or reaction time in keeping with the profile of SAGE-718 based on data to-date. We have completed enrollment for a four-week dosing cohort in the PARADIGM Study to gather additional data in the Parkinson’s disease patient population. In March 2022, we initiated a double-blind, placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease, known as the PRECEDENT Study. The PRECEDENT Study is designed to evaluate the safety and efficacy of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease over 42 days, followed by a controlled follow-up period.

In December 2021, we reported topline data from a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, known as the LUMINARY Study. Data from the LUMINARY Study showed treatment with SAGE-718 resulted in consistent improvement across multiple tests of executive performance, as well as improvement on key tests of learning and memory. SAGE-718 has been well-tolerated in studies to date. We plan to initiate a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease in late 2022.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.7 billion as of June 30, 2022. Our net loss was $248.3 million for the six months ended June 30, 2022. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase in the foreseeable future in connection with our ongoing activities, including if and as we:

•

continue our development efforts for zuranolone, including work to complete our rolling NDA submission for zuranolone for the treatment of MDD and PPD in the U.S., expected to be completed in the second half of 2022; work to complete the open-label SHORELINE Study of zuranolone in MDD; advance our permitted pre-launch and launch-readiness activities with respect to zuranolone, and commercialize zuranolone in MDD and PPD, if approved; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;

•	continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S., with a primary focus on geographies that have existing, active ZULRESSO treating sites;
•

complete the ongoing KINETIC 2 Study of SAGE-324 in patients with essential tremor and the ongoing open-label Phase 2 clinical trial evaluating the safety of SAGE-324 in patients with essential tremor, and potentially initiate additional development activities with SAGE-324, including potential future development in epilepsy, Parkinson’s disease, and other neurological conditions, as part of our strategic collaboration with Biogen;

•

complete the ongoing Phase 2 clinical trials evaluating SAGE-718 in the treatment of cognitive impairment due to Huntington’s disease and in patients with mild cognitive impairment due to Parkinson’s disease and initiate the planned Phase 2 clinical trial evaluating SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease and the planned open-label Phase 3 safety clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment;

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
•

evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone and SAGE-324 in the European Union and other geographies outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2022, in addition to anticipated funding from our ongoing collaborations, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plans, for at least the next 24 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO as a treatment for PPD, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for administration of the treatment, and, more recently, by the spread of COVID-19 in the U.S. and the related disruption to the U.S. healthcare system, particularly healthcare staffing shortages. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic, its disruptive impact on the U.S. healthcare system, and other changes to the macroeconomic environment. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe that, at certain points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have now been compounded by healthcare staffing shortages and other changes to the macroeconomic environment as the pandemic has continued. Given continuing concerns about the COVID-19 pandemic across the country, and the resulting disruption in many locations to healthcare resources, including as a result of staffing shortages, we expect the significant adverse impact of the pandemic on ZULRESSO revenues, and our results of operations from sales of ZULRESSO, to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; the impact of the pandemic on the willingness of women with PPD to seek treatment with ZULRESSO and the number of physicians willing to prescribe it; the timing of any widespread return to normal business operations across the U.S.; the impact of the pandemic on the Company’s customers and vendors, including capacity and resource constraints; and the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic. Given the ongoing nature of the COVID-19 pandemic and the sustained disruption to the healthcare system in the U.S., we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted.

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
•

other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities, including the rolling NDA submission for zuranolone for the treatment of MDD and PPD which we expect to complete in the second half of 2022, as well as preparation for a potential FDA Advisory Committee meeting in connection with such planned filing;

•	payments made under our third-party license agreements; and
•	a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three and six months ended June 30, 2022, we recorded net reimbursement of $21.0 million and $39.5 million, respectively; and during the three and six months ended June 30, 2021, we recorded net reimbursement of $20.1 million and $42.2 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions arising from the COVID-19 pandemic or other changes to the macroeconomic environment may substantially slow clinical site identification and activation and enrollment in our clinical trials, may impair or delay the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have experienced some slower recruitment in certain clinical trials, especially with respect to older patients and in our now completed SKYLARK Study in patients with PPD earlier in the pandemic, which delayed our reporting of topline data from the SKYLARK Study to June 2022 from late 2021, as we had initially projected.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and six months ended June 30, 2022, we recorded net reimbursement of $2.8 million and $4.3 million, respectively, and during the three and six months ended June 30, 2021, we recorded net reimbursement of $3.5 million and $6.2 million, respectively, from Biogen that was deducted from our selling, general and administrative expenses because we incurred a greater amount of these expenses than Biogen.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Product revenue, net	$1,501	$1,643	$(142)
Operating costs and expenses:
Cost of goods sold	200	148	52
Research and development	77,297	66,170	11,127
Selling, general and administrative	52,411	43,346	9,065
Total operating costs and expenses	129,908	109,664	20,244
Loss from operations	(128,407)	(108,021)	(20,386)
Interest income, net	2,102	732	1,370
Other income, net	45	44	1
Net loss	$(126,260)	$(107,245)	$(19,015)

Product Revenue, Net

During the three months ended June 30, 2022 and 2021, we recognized $1.5 million and $1.6 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

Collaboration Revenue

During the three months ended June 30, 2022 and 2021, we recognized no collaboration revenue from our agreement with Shionogi or collaboration revenue – related party from our agreement with Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. We do not anticipate receipt of any milestone payments from collaborations in 2022. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the three months ended June 30, 2022 and 2021, cost of goods sold was $0.2 million and $0.1 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, and The Regents of the University of California on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended June 30, 2022 and 2021. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$27,827	$30,113	$(2,286)
SAGE-324	8,469	5,607	2,862
SAGE-718	9,015	6,428	2,587
Other research and development programs	16,201	10,335	5,866
Unallocated expenses	30,310	20,375	9,935
Stock-based compensation	6,458	13,453	(6,995)
Net reimbursement from Biogen	(20,983)	(20,141)	(842)
	$77,297	$66,170	$11,127

Research and development expenses for the three months ended June 30, 2022 were $77.3 million, compared to $66.2 million for the three months ended June 30, 2021. The increase of $11.1 million was primarily due to the following:

•

an increase of $2.9 million in expenses for development of SAGE-324, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated after the three months ended June 30, 2021;

•

an increase of $2.6 million in expenses for development of SAGE-718, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated after the three months ended June 30, 2021;

•	an increase of $5.9 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;
•

an increase of $9.9 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our operations;

•

a decrease of $7.0 million in non-cash stock-based compensation expense. The decrease was primarily due to grants with high exercise prices that became fully vested before or during the three months ended June 30, 2022. During the three months ended June 30, 2021, the achievement of a milestone for certain outstanding performance restricted stock units resulted in $1.9 million of expense and no expense was recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2022; and

•

the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement increased by $0.8 million. For the three months ended June 30, 2022, the amount of net reimbursement was $13.8 million for zuranolone, $4.2 million for SAGE-324 and $2.9 million for costs that are reimbursable and included in unallocated expenses. For the three months ended June 30, 2021, the amount of net reimbursement was $15.1 million for zuranolone, $2.8 million for SAGE-324 and $2.3 million for costs that are reimbursable and included in unallocated expenses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Personnel-related	$20,338	$12,197	$8,141
Stock-based compensation	8,178	14,210	(6,032)
Professional fees	15,120	11,544	3,576
Other	11,610	8,926	2,684
Net reimbursement from Biogen	(2,835)	(3,531)	696
	$52,411	$43,346	$9,065

Selling, general and administrative expenses for the three months ended June 30, 2022 were $52.4 million, compared to $43.3 million for the three months ended June 30, 2021. The increase of $9.1 million was primarily due to the following:

•

an increase of $8.1 million in personnel-related costs, primarily due to hiring employees to support ongoing activities in anticipation of permitted pre-launch and launch-readiness activities with respect to zuranolone;

•

a decrease of $6.0 million in non-cash stock-based compensation expense. The decrease was primarily due to grants with high exercise prices that became fully vested before or during the three months ended June 30, 2022. During the three months ended June 30, 2021, the achievement of a milestone for certain outstanding performance restricted stock units resulted in $1.9 million of expense and no expense was recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2022;

•	an increase of $3.6 million in professional fees, primarily due to activities in anticipation of permitted pre-launch and launch-readiness activities with respect to zuranolone;
•	an increase in other expenses of $2.7 million, primarily due to corporate infrastructure costs, such as information technology costs, to support the growth in our operations; and
•

the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $0.7 million. For the three months ended June 30, 2022, the amount of net reimbursement from us to Biogen was $0.3 million for personnel-related costs and the amount of net reimbursement from Biogen to us was $3.1 million for external costs. For the three months ended June 30, 2021, the amount of net reimbursement from Biogen to us was $0.8 million for personnel-related costs and $2.8 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen.

Interest Income, Net and Other Income, Net

Interest income, net, and other income (expense), net, for the three months ended June 30, 2022 and 2021 were $2.1 million and $0.8 million, respectively. The primary reasons for the increase were the increase in interest rates and the increase in the balance of marketable securities as of June 30, 2022, compared to March 31, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Product revenue, net	$3,082	$3,226	$(144)
Operating costs and expenses:
Cost of goods sold	486	335	151
Research and development	155,315	124,226	31,089
Selling, general and administrative	98,888	83,193	15,695
Total operating costs and expenses	254,689	207,754	46,935
Loss from operations	(251,607)	(204,528)	(47,079)
Interest income, net	3,270	1,440	1,830
Other income, net	22	79	(57)
Net loss	$(248,315)	$(203,009)	$(45,306)

Product Revenue, Net

During the six months ended June 30, 2022 and 2021, we recognized $3.1 million and $3.2 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

Collaboration Revenue

During the six months ended June 30, 2022 and 2021, we recognized no collaboration revenue from our agreement with Shionogi or collaboration revenue – related party from our agreement with Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the six months ended June 30, 2022 and 2021, cost of goods sold was $0.5 million and $0.3 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, and The Regents of the University of California on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the six months ended June 30, 2022 and 2021. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the mid-single digit percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$50,109	$63,773	$(13,664)
SAGE-324	18,504	10,607	7,897
SAGE-718	18,436	9,009	9,427
Other research and development programs	34,856	19,219	15,637
Unallocated expenses	57,834	41,093	16,741
Stock-based compensation	15,073	22,734	(7,661)
Net reimbursement from Biogen	(39,497)	(42,209)	2,712
	$155,315	$124,226	$31,089

Research and development expenses for the six months ended June 30, 2022 were $155.3 million, compared to $124.2 million for the six months ended June 30, 2021. The increase of $31.1 million was primarily due to the following:

•	a decrease of $13.7 million in expenses for development of zuranolone, primarily due to completion of the WATERFALL Study and the CORAL Study;
•

an increase of $7.9 million in expenses for development of SAGE-324, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated after the six months ended June 30, 2021;

•

an increase of $9.4 million in expenses for development of SAGE-718, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated after the six months ended June 30, 2021;

•	an increase of $15.6 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;
•

an increase of $16.7 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our operations;

•

a decrease of $7.7 million in non-cash stock-based compensation expense. The decrease was primarily due to grants with high exercise prices that became fully vested before or during the six months ended June 30, 2022. During the three months ended June 30, 2021, the achievement of a milestone for certain outstanding performance restricted stock units resulted in $1.9 million of expense and no expense was recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2022; and

•

the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $2.7 million. For the six months ended June 30, 2022, the amount of net reimbursement was $24.8 million for zuranolone, $9.2 million for SAGE-324 and $5.5 million for costs that are reimbursable and included in unallocated expenses. For the six months ended June 30, 2021, the amount of net reimbursement was $31.9 million for zuranolone, $5.3 million for SAGE-324 and $5.0 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in spending for zuranolone.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Personnel-related	$38,605	$23,901	$14,704
Stock-based compensation	18,116	26,905	(8,789)
Professional fees	25,629	21,195	4,434
Other	20,847	17,421	3,426
Net reimbursement from Biogen	(4,309)	(6,229)	1,920
	$98,888	$83,193	$15,695

Selling, general and administrative expenses for the six months ended June 30, 2022 were $98.9 million, compared to $83.2 million for the six months ended June 30, 2021. The increase of $15.7 million was primarily due to the following:

•

an increase of $14.7 million in personnel-related costs, primarily due to hiring employees to support ongoing activities in anticipation of permitted pre-launch and launch-readiness activities with respect to zuranolone;

•

a decrease of $8.8 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was primarily due to grants with high exercise prices that became fully vested before or during the six months ended June 30, 2021. During the three months ended June 30, 2021, the achievement of a milestone for certain outstanding performance restricted stock units resulted in $1.9 million of expense and no expense was recognized related to the achievement of performance-based vesting criteria during the six months ended June 30, 2022;

•	an increase of $4.4 million in professional fees, primarily due to activities in anticipation of permitted pre-launch and launch-readiness activities with respect to zuranolone;
•	an increase in other expenses of $3.4 million, primarily due to corporate infrastructure costs, such as information technology costs, to support the growth in our operations; and
•

the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $1.9 million. For the six months ended June 30, 2022, the amount of net reimbursement from Biogen to us was $0.3 million and $4.6 million for external costs. For the six months ended June 30, 2021, the amount of net reimbursement was $1.5 million for personnel-related costs and $4.7 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen.

Interest Income, Net and Other Income, Net

Interest income, net, and other income (expense), net, for the six months ended June 30, 2022 and 2021 were $3.3 million and $1.5 million, respectively. The primary reasons for the increase were the increase in interest rates and the increase in the balance of marketable securities as of June 30, 2022, compared to December 31, 2020.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. To date, we have incurred recurring net losses, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of June 30, 2022, we had an accumulated deficit of $1.7 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through June 30, 2022, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of June 30, 2022, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.5 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper and certificates of deposit, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(214,239)	$(211,855)
Investing activities	124,704	(947,204)
Financing activities	1,812	11,688
	$(87,723)	$(1,147,371)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities primarily resulted from our net loss of $248.3 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $4.3 million, partially offset by $38.4 million of non-cash items.

During the six months ended June 30, 2021, net cash used in operating activities primarily resulted from our net loss of $203.0 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $49.8 million, partially offset by $40.9 million of non-cash items.

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash provided by investing activities was $124.7 million and net cash used by investing activities was $947.2 million, respectively. During the six months ended June 30, 2022 and 2021, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the six months ended June 30, 2021, we invested the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and the Biogen Equity Purchase in marketable securities.

Financing Activities

During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $1.8 million and $11.7 million, respectively. The decrease was mainly due to a decrease of proceeds from the exercises of stock options.

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

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2022, in addition to anticipated funding from our ongoing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the filing date of this Quarterly Report. During that time, we expect research and development and selling, general and administrative expenses to increase as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324; advance regulatory, permitted pre-launch and launch-planning activities for zuranolone; prepare for the potential commercial launch of zuranolone; expand our research activities; and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•

the timing and amount of revenues from sales of ZULRESSO, which we expect will continue to be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available, particularly in light of the ongoing disruption to the U.S. healthcare system and related healthcare staffing shortages stemming from the COVID-19 pandemic; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic;

•	the timing and amount of costs associated with our commercialization of ZULRESSO;
•

our ability to successfully complete our rolling NDA submission for zuranolone in MDD and PPD, achieve FDA acceptance of such filing, file for and receive priority review of such filing, and receive FDA approval to market zuranolone for the treatment of MDD and PPD, in each case on the timelines we expect;

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

•

the length, severity and costs of disruptions, if any, associated with the COVID-19 pandemic or other changes to the macroeconomic environment, and/or any capacity and resource constraints at our vendors and clinical trial sites on initiation and conduct of our clinical trials or on our supply chain;

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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including if the long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided, result in a post-pandemic economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $1.5 billion as of June 30, 2022. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of our business, we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Our first product, ZULRESSO, was approved by the U.S. Food and Drug Administration, or FDA, in March 2019 as a treatment for postpartum depression, or PPD, in adults, and was made commercially available commencing in June 2019. We may never be able to generate meaningful revenues from sales of ZULRESSO or revenues at levels or on timing necessary to support our investment and goals. Our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the COVID-19 pandemic and its disruptive impact on the U.S. healthcare system, including healthcare staffing shortages. Some or all of these factors are expected to continue to impact revenues negatively in the future.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. These barriers have been compounded by the COVID-19 pandemic, its disruptive impact on the U.S. healthcare system, and other changes to the macroeconomic environment.

The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe that, at certain points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have now been compounded by healthcare staffing shortages and other changes to the macroeconomic environment as the pandemic has continued. Given continuing concerns about the COVID-19 pandemic across the country, and the resulting disruption in many locations to healthcare resources, including as a result of staffing shortages, we expect the significant adverse impact of the pandemic on ZULRESSO revenues, and our results of operations from sales of ZULRESSO, to continue for the foreseeable future. Given the ongoing nature of the COVID-19 pandemic and the sustained disruption to the healthcare system in the U.S., we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted.

While we are committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our commercial efforts for ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach may continue to substantially limit the revenue opportunity for ZULRESSO, and may make it difficult for us to achieve revenue growth and meet our revenue goals. Given this approach, the number of new healthcare settings that become treating sites for ZULRESSO, if any, may also be limited. We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons, including staffing shortages. Healthcare settings that are active treating sites may also limit capacity used for ZULRESSO infusions.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD and for which we are submitting, on a rolling basis, a new drug application, or NDA, for the treatment of MDD and PPD, which submission we plan to complete in the second half of 2022. We may not be successful in our plans to file for and obtain regulatory approval of zuranolone for the treatment of MDD or PPD on the timelines we expect or at all, and we may not be successful in obtaining priority review if we seek it. Even if we receive regulatory approval of zuranolone in MDD and PPD, our commercialization efforts with respect to zuranolone may not be successful. We also cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our other product candidates, on the timelines we expect or at all, or that the results of our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance our product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our current or future product candidates.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of product candidates beyond ZULRESSO, including zuranolone. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

In April 2022, we commenced our rolling NDA submission of zuranolone for the treatment of MDD, and we recently announced that, in lieu of separate NDA filings for MDD and PPD, we plan to submit a single NDA seeking approval of zuranolone for the treatment of both MDD and PPD. We expect to complete the submission of this single NDA in the second half of 2022 and to seek priority review of the filing. We may not be successful in these efforts on the timelines we expect or at all. The FDA may find inadequacies and deficiencies in our NDA for zuranolone or in the data we submit, despite our prior discussions with the FDA, and may decide not to accept the NDA for filing. The FDA may elect not to commence review of our rolling NDA submission until such time, if any, as the submission is completed, and we cannot seek priority review prior to that point in time. Even if we are successful in completing the submission and filing for priority review, we may not receive priority review. In addition, even if the FDA accepts an NDA seeking approval of zuranolone for filing, the FDA may find that the data included in the NDA are not sufficient for approval and may not approve the NDA. We may receive negative results from ongoing clinical trials of zuranolone that adversely affect our ability to obtain approval of zuranolone or that impair the potential product profile of zuranolone. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract for the manufacture of zuranolone do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs. If our NDA for zuranolone is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee. The FDA may not meet expected review timelines, may elect to extend the timeframe for their review, or there may be delays at any point in the regulatory submission and review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD, if zuranolone is approved. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone. Even if we gain approval of zuranolone, we and our collaborator may never be able to successfully commercialize zuranolone in the approved indications or to meet our expectations with respect to timing and revenues or profits from sales of such product. If we seek regulatory approval of any of our other product candidates in the future, we would expect to face similar risks and uncertainties.

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

Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses, or could lead to different results than achieved with the earlier formulation or processes. We or our collaborators may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We or our collaborators may experience slower than expected activation of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used, there are existing therapies, where other companies are running large clinical trials, or where relevant clinical sites or our vendors are experiencing healthcare staffing shortages or significant turnover. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, the potential need for additional analysis or data or the need to enroll additional patients, or other unexpected issues such as adverse events in any of our clinical trials. These types of delays or issues could lead to delays in the completion of a trial and announcement of results.

Our ongoing and planned development activities may be negatively impacted by a number of factors, including ongoing concerns about the COVID-19 pandemic. Widespread healthcare and vendor staffing shortages and increased competition for patients and clinical sites may make it difficult to enroll patients in our clinical trials and/or identify and activate participating clinical sites for our trials, may cause other delays at clinical trial sites and/or vendors, and may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials due to capacity and resource constraints and limited bandwidth, given the increase in the number of clinical trials being conducted as pandemic-related restrictions have lifted. These capacity and resource constraints and increased competition for patients and clinical sites, along with ongoing concerns about the COVID-19 pandemic, may substantially slow clinical site identification and activation and enrollment in our clinical trials, or cause us to pause trials, which may, in each case, significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have experienced challenges activating clinical sites and have seen slower patient recruitment in certain clinical trials, especially in older patients and PPD patients earlier in the pandemic. As a result of the slower than expected enrollment, we reported topline data from the SKYLARK Study in June 2022, rather than in late 2021 as we had initially projected.

In response to these challenges, including those arising from the COVID-19 pandemic, we or our clinical sites have, in some cases, taken steps to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection. Similarly, some clinical sites have imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Some of these measures may continue or increase in the future depending on a number of factors, including the COVID-19 case rate in a particular community and any adverse impact of the spread of variants of the virus that causes COVID-19. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development of our product candidates, as part of an expanded access program or in commercial use of any approved product. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, zuranolone, any other current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, zuranolone, any other existing or future product candidate or any future approved product:

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

We may seek priority review of our NDA filings with the FDA, but the FDA may not grant priority review. The FDA may elect not to commence review of our rolling NDA submission for zuranolone for the treatment of MDD and PPD until such time, if any, as the submission is completed, and we cannot seek priority review prior to that point in time. Even if we are successful in completing this submission and filing for priority review, we may not receive priority review, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The COVID-19 pandemic, its effects, and changes to the macroeconomic environment have adversely impacted and may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of non-clinical studies and clinical trials.

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe, at various points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have now been compounded by healthcare staffing shortages and other changes to the macroeconomic environment as the pandemic has continued. Given continuing concerns about the COVID-19 pandemic across the country, the resulting disruption in many locations to healthcare resources, and other changes to the macroeconomic environment, we expect the significant adverse impact on ZULRESSO revenues to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; the continued impact of the pandemic on the willingness of women with PPD to seek treatment with ZULRESSO and the number of physicians willing to prescribe it; the timing of any widespread return to normal business operations across the U.S.; the impact of the pandemic on the Company’s customers and vendors, including capacity and resource constraints; and the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic. We cannot predict for how long and to what extent the COVID-19 pandemic and the related disruptive effects on the U.S. healthcare system will have an adverse impact on ZULRESSO sales.

As a result of the COVID-19 pandemic, we may also continue to experience delays or other disruptions that could negatively impact our ongoing and planned development activities, including the timing of initiation and completion of non-clinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

•

delays or difficulties in qualifying clinical sites and in clinical site activation, or the diversion of other healthcare resources and personnel, due to healthcare and vendor staffing shortages or as a result of recommended or required precautions or limitations intended to curb the spread of the virus;

•

delays or difficulties in enrolling patients in our clinical trials, including, for example, with respect to recruiting older patients as we have seen in certain clinical trials, or an increase in the number of patients who withdraw from our clinical trials prior to completion as a result of concerns about COVID-19 or as a result of recommended or required precautions or limitations intended to curb the spread of the virus, or the potential that patients in our trials may have or contract COVID-19 which may impact the trial results;

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

The COVID-19 pandemic has also caused economic disruption, which could impair our business prospects. Additionally, future surges of COVID-19 may cause further economic disruptions and may in the future adversely impact the capital markets and make additional capital unavailable to us on acceptable terms, or at all if we were to seek it. There may also be long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided, that could result in a post-pandemic economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances may negatively affect general economic conditions and adversely impact our ability to access the capital markets in the future.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

Our first product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We are conducting a rolling submission of an NDA in the U.S. seeking approval of zuranolone for the treatment of MDD and PPD, which we expect to complete in the second half of 2022. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are developing SAGE-718 as a potential treatment for cognitive dysfunction associated with Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and the other indications for which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of patients with PPD, MDD, essential tremor, Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, or any other indication for which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the market for ZULRESSO and the potential market for zuranolone and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

•	negative or inconclusive results from our ongoing non-clinical studies or clinical trials;
•	challenges in identifying, recruiting, enrolling and retaining patients to participate in clinical trials;
•	challenges in qualifying and activating clinical trial sites, including due to capacity and resource constraints and attrition at sites, and potential delays at clinical trial sites;
•	the impact of the COVID-19 pandemic;
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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone to complete our ongoing clinical trials, produce validation batches, and, if zuranolone is approved by the FDA, to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-324, SAGE-718, SAGE-689 and our other product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency, which we expect to occur in connection with our ongoing rolling submission to the FDA of an NDA for zuranolone for the treatment of MDD and PPD, which we expect to complete in the second half of 2022. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. For example, if the FDA were to find deficiencies in connection with a pre-approval inspection related to our zuranolone NDA filing, the FDA could issue Form 483s documenting the deficiencies, require we provide and comply with a corrective action plan, or determine that our NDA is not approvable in its then-current form. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Also, if a natural disaster were to interrupt or halt production of our drug substance or drug product at one of our third-party contract manufacturers, or cause the loss of batches, we could encounter a supply shortage or face significant costs to rebuild our supply.

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We have a long-term supply agreement with our contract manufacturer for zuranolone drug product. We do not yet have long-term supply agreements in place with our contract manufacturers with respect to drug substance for zuranolone or drug substance or drug product for any of our other product candidates. Each batch of drug substance and drug product for our product candidates, with the exception of zuranolone drug product, is individually contracted through a purchase order governed by our master service and quality agreements. If our existing contract manufacturers for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product or successfully complete development of our current or future product candidates.

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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including zuranolone in the treatment of MDD and PPD, if approved in those indications, may require significant resources and may never be successful. If ZULRESSO or any of our product candidates, including zuranolone, that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

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

Our most advanced product candidate is zuranolone, for which our rolling NDA submission in MDD and PPD is ongoing. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If approved, zuranolone may also face competition in the treatment of MDD from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists or partial antagonists such as dextromethorphan/ bupropion. In April 2021, Axsome Therapeutics, Inc. announced that the FDA had accepted and granted priority review to the NDA package for its NMDA receptor antagonist, AXS-05, which had previously received Breakthrough Therapy designation for MDD, but the expected Prescription Drug User Fee Act target action date of August 2021 has been delayed. In May 2022, Axsome announced that it anticipated potential FDA action on its NDA in the second quarter of 2022, which has not been updated. In addition, if zuranolone is successfully approved for PPD and commercialized, it could reduce our commercial opportunity for ZULRESSO.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials of our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties and shortages, attrition of experienced staff, and other resource constraints;
•	fail to comply with contractual obligations;
•	fail to comply with current Good Clinical Practices, or GCPs, or experience other regulatory compliance issues;
•	undergo changes in priorities or become financially distressed;
•	form relationships with other entities, some of which may be our competitors; or
•	be impacted by the COVID-19 pandemic in ways that adversely affect our business.

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

•

The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. In November 2020, California voters approved the California Privacy Rights Act, or CPRA, ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or the CPPA. The amendments introduced by the CPRA are scheduled to go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. At least two states have passed general privacy legislation that may impact our business activities in the future, and additional states are evaluating similar kinds of general privacy legislation. The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation of CCPA and other enacted or potential laws at the federal and state levels exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal data and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. We have implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other federal and state legislation, on our business as additional information and guidance becomes available.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. For example, a 2022 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights in such jurisdictions. Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2022, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of June 30, 2022, our cash, cash equivalents and marketable securities were $1.5 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $248.3 million for the six months ended June 30, 2022, and our accumulated deficit was $1.7 billion as of June 30, 2022.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses and selling, general and administrative expenses to increase, particularly as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324 and prepare for the potential commercial launch of zuranolone, including in support of permitted pre-launch and launch-readiness activities associated with zuranolone. In addition, if we obtain marketing approval for zuranolone or any of our other current or future product candidates beyond ZULRESSO, we would expect to incur significant sales, marketing and outsourced-manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited. Our ability to generate significant product revenue from any future approved product depends on a number of factors, including, but not limited to:

•

our ability to successfully complete the submission of our rolling NDA with the FDA for approval of zuranolone in MDD and PPD, and to gain marketing approval of zuranolone in those indications, in each case on the timelines we expect;

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

We are currently commercializing ZULRESSO, have begun our ongoing submission for marketing approval of zuranolone in the U.S. and our permitted pre-launch and launch-readiness activities associated with the potential approval of zuranolone, and are advancing our other product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses and selling, general and administrative expenses to increase, particularly as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324 and prepare for the potential commercial launch of zuranolone, including in support of permitted pre-launch and launch-readiness activities associated with zuranolone. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of June 30, 2022, our cash, cash equivalents and marketable securities were $1.5 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, in addition to anticipated funding from our ongoing collaborations, will be sufficient to fund our anticipated level of operations for at least the next 24 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

•

the success or failure of any regulatory activities with respect to our product candidates, including our ongoing rolling submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD and PPD in the second half of 2022, and whether or not we receive FDA approval of zuranolone in such indications;

•	announcements of new products, technologies, commercial relationships, acquisitions, collaborations or other events by us or our competitors;
•	the success or failure of our therapies;
•	regulatory or legal developments in the U.S. and other countries;
•	adverse developments with respect to our intellectual property portfolio or failure to obtain or loss of exclusivity;
•	failure of our future product candidates, if successfully developed and approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	the state of the U.S. and world economies, general market conditions and overall fluctuations in U.S. equity markets, including as a result of U.S. or world events;
•	changes in healthcare laws affecting pricing, reimbursement or access;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	the impact of the COVID-19 pandemic;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities. For example, the 6,241,473 shares of our common stock purchased by BIMA were subject to an 18-month lockup period, which expired on June 30, 2022, after which BIMA is able to sell a certain amount of its shares, subject to certain sales and volume limitations, or, if BIMA requests registration of its shares pursuant to its registration rights, without such sales and volume limitations. Following a second 18-month period, which expires December 31, 2023, BIMA will be able to sell shares without limitation.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1†*	Amended and Restated Non-Employee Director Compensation Policy, dated April 8, 2022

10.2†*	2014 Employee Stock Purchase Plan, as amended

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.
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

SAGE THERAPEUTICS, INC.

August 2, 2022	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

August 2, 2022	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)