Form 10-Q
period 2022-09-30
Sage Therapeutics, Inc.
filed 2022-11-08
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of November 1, 2022, there were 59,493,704 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
Our future business prospects depend heavily on our ability, and that of our collaborators, where applicable, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217). Even if we complete our NDA submission for zuranolone, as planned, we cannot be certain that our submission will be accepted for review, that the design and results of our development program for zuranolone will be sufficient to gain regulatory approval, or that we will receive priority review if we seek it. We cannot be certain that we or our collaborators will be able to initiate new clinical trials, complete ongoing clinical trials, or announce results of ongoing or future clinical trials of our other product candidates on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development, including during the regulatory filing and approval process. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our current or future product candidates, including zuranolone, on the timelines we expect or at all.

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
•
We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates and intend to rely on third-party manufacturers for commercial supplies of zuranolone, if approved, and of any of our other product candidates that are successfully developed and approved for marketing. Any impairment of the ability of our third party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.
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
•
The COVID-19 pandemic and downstream effects such as changes to the macroeconomic environment, healthcare and vendor staffing shortages and disruption to the U.S. healthcare system, may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of clinical trials.

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$199,826	$294,233
Marketable securities	1,193,813	1,448,063
Prepaid expenses and other current assets	53,017	39,841
Collaboration receivable - related party	18,448	18,506
Total current assets	1,465,104	1,800,643
Property and equipment, net	2,821	3,016
Restricted cash	1,269	1,269
Right-of-use operating asset	11,970	16,109
Other long-term assets	4,909	4,251
Total assets	$1,486,073	$1,825,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,077	$10,450
Accrued expenses	85,007	67,275
Operating lease liability, current portion	7,603	7,468
Total current liabilities	99,687	85,193
Operating lease liability, net of current portion	6,164	10,964
Other liabilities	100	100
Total liabilities	105,951	96,257
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2022 and December 31, 2021; 59,496,737 and 58,940,083 shares issued at September 30, 2022 and December 31, 2021; 59,493,704 and 58,937,050 shares outstanding at September 30, 2022 and December 31, 2021	6	6
Treasury stock, at cost, 3,033 shares at September 30, 2022 and December 31, 2021	(400)	(400)
Additional paid-in capital	3,276,423	3,227,471
Accumulated deficit	(1,881,024)	(1,495,386)
Accumulated other comprehensive loss	(14,883)	(2,660)
Total stockholders’ equity	1,380,122	1,729,031
Total liabilities and stockholders’ equity	$1,486,073	$1,825,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue, net	$1,739	$1,440	$4,821	$4,666
Operating costs and expenses:
Cost of goods sold	184	131	670	466
Research and development	81,553	83,497	236,868	207,723
Selling, general and administrative	61,482	48,706	160,370	131,899
Total operating costs and expenses	143,219	132,334	397,908	340,088
Loss from operations	(141,480)	(130,894)	(393,087)	(335,422)
Interest income, net	4,127	692	7,397	2,132
Other income, net	30	31	52	110
Net loss	$(137,323)	$(130,171)	$(385,638)	$(333,180)
Net loss per share—basic and diluted	$(2.31)	$(2.21)	$(6.51)	$(5.69)
Weighted average number of common shares outstanding—basic and diluted	59,428,123	58,819,548	59,242,563	58,593,743
Comprehensive loss:
Net loss	$(137,323)	$(130,171)	$(385,638)	$(333,180)
Other comprehensive items:
Unrealized loss on marketable securities	(1,011)	(21)	(12,223)	(721)
Total other comprehensive loss	(1,011)	(21)	(12,223)	(721)
Total comprehensive loss	$(138,334)	$(130,192)	$(397,861)	$(333,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(385,638)	$(333,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	46,358	83,981
Premium on marketable securities	(1,464)	(19,792)
Amortization of premium on marketable securities	7,182	8,722
Depreciation expense	832	3,849
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,176)	(11,522)
Collaboration receivable - related party	58	(24,185)
Other long-term assets	(658)	(534)
Right-of-use operating asset	4,139	3,898
Operating lease liabilities, current	135	152
Operating lease liabilities, non-current	(4,800)	(4,427)
Accounts payable	(3,357)	1,042
Accrued expenses and other liabilities	17,285	11,315
Net cash used in operating activities	(333,104)	(280,681)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	918,816	699,212
Purchases of marketable securities	(682,505)	(1,671,399)
Purchases of property and equipment	(655)	—
Net cash provided by (used in) investing activities	235,656	(972,187)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,080	14,300
Payment of employee tax obligations related to vesting of restricted stock units	(39)	(796)
Net cash provided by financing activities	3,041	13,504
Net decrease in cash, cash equivalents and restricted cash	(94,407)	(1,239,364)
Cash, cash equivalents and restricted cash at beginning of period	295,502	1,662,798
Cash, cash equivalents and restricted cash at end of period	$201,095	$423,434
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$54	$—
Lease asset de-recognized upon lease cancellation	$—	$3,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	80,338	—	—	—	4,687	—	—	4,687
Issuance of common stock under the employee stock purchase plan	18,072	—	—	—	936	—	—	936
Stock-based compensation expense	—	—	—	—	21,734	—	—	21,734
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	—	—	(95,764)	(95,764)
Balances at March 31, 2021	58,406,821	6	3,033	(400)	3,137,164	(236)	(1,133,258)	2,003,276
Issuance of common stock from exercises of stock options	159,070	—	—	—	6,861	—	—	6,861
Stock-based compensation expense	—	—	—	—	27,465	—	—	27,465
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	(49)
Vesting of restricted stock units, net of employee tax obligations	204,473	—	—	—	(796)	—	—	(796)
Net loss	—	—	—	—	—	—	(107,245)	(107,245)
Balances at June 30, 2021	58,770,364	6	3,033	(400)	3,170,694	(285)	(1,240,503)	1,929,512
Issuance of common stock from exercises of stock options	33,322	—	—	—	430	—	—	430
Issuance of common stock under the employee stock purchase plan	28,687	—	—	—	1,825	—	—	1,825
Stock-based compensation expense	—	—	—	—	34,079	—	—	34,079
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(130,171)	(130,171)
Balances at September 30, 2021	58,832,373	$6	3,033	$(400)	$3,207,028	$(306)	$(1,370,674)	$1,835,654

Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	105,474	—	—	—	646	—	—	646
Issuance of common stock under the employee stock purchase plan	23,625	—	—	—	1,153	—	—	1,153
Stock-based compensation expense	—	—	—	—	18,268	—	—	18,268
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8,541)	—	(8,541)
Net loss	—	—	—	—	—	—	(122,055)	(122,055)
Balances at March 31, 2022	59,066,149	6	3,033	(400)	3,247,538	(11,201)	(1,617,441)	1,618,502
Issuance of common stock from exercises of stock options	31,801	—	—	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	14,652	—	—	14,652
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(2,671)	—	(2,671)
Vesting of restricted stock units, net of employee tax obligations	290,779	—	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	(126,260)	(126,260)
Balances at June 30, 2022	59,388,729	6	3,033	(400)	3,262,203	(13,872)	(1,743,701)	1,504,236
Issuance of common stock from exercises of stock options	11,808	—	—	—	320	—	—	320
Issuance of common stock under the employee stock purchase plan	33,614	—	—	—	1,193	—	—	1,193
Stock-based compensation expense	—	—	—	—	12,722	—	—	12,722
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(1,011)	—	(1,011)
Vesting of restricted stock units, net of employee tax obligations	59,553	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	(137,323)	(137,323)
Balances at September 30, 2022	59,493,704	$6	3,033	$(400)	$3,276,423	$(14,883)	$(1,881,024)	$1,380,122

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

The Company’s first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. as a treatment for postpartum depression (“PPD”) in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. The Company plans to complete submission of a new drug application for its lead investigational product candidate, zuranolone, for the treatment of major depressive disorder (“MDD”) and PPD in December 2022. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. The Company is currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the uncertainty of being able to secure additional capital when needed to fund operations; and the impact of the COVID-19 pandemic and related downstream effects on its development activities, operations and financial condition.

The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive, or that the Company’s current product, ZULRESSO, will maintain, the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed for any of its product candidates, such occurrences may have a material adverse impact on the Company’s business and its financial condition.

The Company is also subject to additional risks and uncertainties related to the ongoing COVID-19 pandemic and other macroeconomic and geopolitical events, which collectively have caused and may continue to cause major disruptions to businesses and economies worldwide.

The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO. There have been and continue to be healthcare staffing shortages and other changes to the macroeconomic environment as downstream effects of the pandemic have continued. These factors have had a significant and sustained negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has not experienced any other material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. In addition, while the Company has seen slower patient recruitment in certain clinical trials due to the COVID-19 pandemic and its downstream effects, and has experienced some challenges in qualifying and activating clinical trial sites, including due to capacity and resource constraints and employee attrition at our vendors and at sites, the Company has not experienced other significant impacts to the Company’s development activities as a result of the COVID-19 pandemic. Any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if there are long-term negative effects of the COVID-19 pandemic on the macroeconomic environment or capital markets, even after the pandemic has subsided.

Moreover, U.S. and global financial markets have experienced volatility and disruption due to other macroeconomic and geopolitical events such as rising inflation, the risk of a recession and the ongoing conflict between Russia and Ukraine. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of September 30, 2022, the Company had an accumulated deficit of $1.9 billion. From its inception through September 30, 2022, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering (“IPO”), the issuance of convertible notes, and the sales of common stock in its IPO in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, its results of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, its cash flows for the nine months ended September 30, 2022 and 2021, and its statements of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. The consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic and its downstream effects may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend in large part on future developments, which cannot be predicted with confidence at this time, including: the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; the impact of the pandemic on the Company’s customers and vendors, including capacity and resource constraints; the impact of the pandemic on the willingness of women with PPD to seek treatment with ZULRESSO and the number of physicians willing to prescribe it; the impact of the downstream effects of the pandemic on business operations across the U.S.; and the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic. The Company has made estimates of the impact of the COVID-19 pandemic within its condensed consolidated financial statements. Due to the evolving nature of the COVID-19 pandemic, its downstream effects, and their impacts, there may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Product Revenue, Net

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at September 30, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2022, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company’s cash equivalents and marketable securities at September 30, 2022 and December 31, 2021 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2022 and December 31, 2021, respectively.

Recently Issued Accounting Pronouncements

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2022 and December 31, 2021.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$168,766	$168,766	$—	$—
U.S. corporate bonds	4,443	—	4,443	—
U.S. commercial paper	7,883	—	7,883	—
International commercial paper	10,979	—	10,979	—
U.S. municipal securities	6,672	—	6,672	—
Total cash equivalents	198,743	168,766	29,977	—
Marketable securities:
U.S. government securities	393,969	—	393,969	—
U.S. corporate bonds	398,792	—	398,792	—
International corporate bonds	151,048	—	151,048	—
U.S. commercial paper	52,671	—	52,671	—
International commercial paper	130,216	—	130,216	—
U.S. certificates of deposit	13,727	—	13,727	—
U.S. municipal securities	53,390	—	53,390	—
Total marketable securities	1,193,813	—	1,193,813	—
	$1,392,556	$168,766	$1,223,790	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$289,440	$289,440	$—	$—
U.S. commercial paper	2,000	—	2,000	—
International commercial paper	1,999	—	1,999	—
Total cash equivalents	293,439	289,440	3,999	—
Marketable securities:
U.S. government securities	324,532	—	324,532	—
U.S. corporate bonds	627,780	—	627,780	—
International corporate bonds	236,812	—	236,812	—
U.S. commercial paper	80,176	—	80,176	—
International commercial paper	142,335	—	142,335	—
U.S. municipal securities	36,428	—	36,428	—
Total marketable securities	1,448,063	—	1,448,063	—
	$1,741,502	$289,440	$1,452,062	$—

During the nine months ended September 30, 2022 and 2021, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$400,180	$3	$(6,214)	$—	$393,969
U.S. corporate bonds	404,074	—	(5,282)	—	398,792
International corporate bonds	153,088	3	(2,043)	—	151,048
U.S. commercial paper	52,778	—	(107)	—	52,671
International commercial paper	130,461	—	(245)	—	130,216
U.S. certificates of deposit	13,727	—	—	—	13,727
U.S. municipal securities	54,388	9	(1,007)	—	53,390
	$1,208,696	$15	$(14,898)	$—	$1,193,813

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$325,514	$—	$(982)	$—	$324,532
U.S. corporate bonds	628,836	27	(1,083)	—	627,780
International corporate bonds	237,303	—	(491)	—	236,812
U.S. commercial paper	80,194	—	(18)	—	80,176
International commercial paper	142,358	—	(23)	—	142,335
U.S. municipal securities	36,518	—	(90)	—	36,428
	$1,450,723	$27	$(2,687)	$—	$1,448,063

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that are in a loss position as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$268,949	$(3,872)	$120,107	$(2,342)	$389,056	$(6,214)
U.S. corporate bonds	337,682	(4,485)	61,969	(797)	399,651	(5,282)
International corporate bonds	120,338	(1,676)	30,151	(367)	150,489	(2,043)
U.S. commercial paper	21,996	(106)	2,999	(1)	24,995	(107)
International commercial paper	41,813	(245)	—	—	41,813	(245)
U.S. municipal securities	47,652	(1,007)	—	—	47,652	(1,007)
	$838,430	$(11,391)	$215,226	$(3,507)	$1,053,656	$(14,898)

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$309,588	$(982)	$—	$—	$309,588	$(982)
U.S. corporate bonds	601,475	(1,083)	—	—	601,475	(1,083)
International corporate bonds	231,672	(491)	—	—	231,672	(491)
U.S. commercial paper	21,968	(18)	—	—	21,968	(18)
International commercial paper	35,059	(23)	—	—	35,059	(23)
U.S. municipal securities	24,953	(90)	—	—	24,953	(90)
	$1,224,715	$(2,687)	$—	$—	$1,224,715	$(2,687)

As of September 30, 2022 and December 31, 2021, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $178.3 million and maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2022 and the year ended December 31, 2021.

4.
Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development costs	$47,182	$39,147
Employee-related	20,176	18,618
Professional services	17,129	8,893
Other	520	617
	$85,007	$67,275

5.
Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately 2.25 years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

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

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to September 30, 2022, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to September 30, 2022, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three and nine months ended September 30, 2021, an additional clinical development milestone was met under the license agreement with CyDex related to SAGE-689, and accordingly, the Company recorded research and development expense and made a cash payment of $0.1 million. For the nine months ended September 30, 2021, the Company made a milestone payment of $1.3 million in cash for clinical development milestones for the brexanolone program under the license agreement with CyDex that was recorded as research and development expense during the year ended December 31, 2020.

For the nine months ended September 30, 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to September 30, 2022, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the nine months ended September 30, 2022 and 2021, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

6.
Collaboration Agreements

Shionogi

In June 2018, the Company entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in Japan, Taiwan and South Korea (the “Shionogi Territory”). In October 2018, the Company entered into a supply agreement with Shionogi for the Company to supply zuranolone clinical material to Shionogi.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

Development and commercialization activities in the U.S. are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that will consist at all times of an equal number of representatives of each party. The Company and Biogen will share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen will be solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API and final drug product for the U.S. to Biogen will be classified as collaboration revenue –

related party in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2022 and 2021, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three and nine months ended September 30, 2022, the Company recorded a net reimbursement of $18.3 million and $62.2 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recorded a net reimbursement of $24.2 million and $72.6 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2022, the Company recorded a collaboration receivable – related party of $18.4 million in the condensed consolidated balance sheet for the amounts due for the three months ended September 30, 2022. During the nine months ended September 30, 2022 and the year ended December 31, 2021, no payments were made to Biogen. During the nine months ended September 30, 2022, the Company received $62.2 million from Biogen for the amounts due for the three months ended December 31, 2021 and the six months ended June 30, 2022. During the nine months ended September 30, 2021, the Company received $48.4 million from Biogen for the amounts due for the six months ended June 30, 2021.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$53,139	$50,950	$161,111	$149,653
Net reimbursement from Biogen reflected in the condensed consolidated statement of operations and comprehensive loss:
Research and development expenses	(17,867)	(21,634)	(57,364)	(63,843)
Selling, general and administrative expenses	(480)	(2,551)	(4,788)	(8,780)
	(18,347)	(24,185)	(62,152)	(72,623)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statement of operations and comprehensive loss	$34,792	$26,765	$98,959	$77,030

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

As of September 30, 2022, the total number of shares underlying outstanding awards under all equity plans was 9,088,581 and the total number of shares available for future issuance under all equity plans was 7,223,536 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP.

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

Shares
Outstanding as of December 31, 2021	1,256,098
Granted	569,410
Vested	(351,455)
Forfeited	(84,796)
Outstanding as of September 30, 2022	1,389,257

During the three months ended June 30, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vested over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which was in April 2021 and April 2022, respectively. During the three months ended June 30, 2021, 113,941 of these time-based restricted stock units vested, with a fair value equal to $8.8 million. During the three months ended June 30, 2022, 291,505 of these time-based restricted stock units vested, with a fair value equal to $9.5 million.

During the three months ended December 31, 2021, the Company granted 268,119 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vest over four years, with 25% vesting at the one-year anniversary of the vesting start date, which was in September 2022; and the remaining 75% will vest ratably in quarterly increments over the remaining three years. During the three months ended September 30, 2022, 59,950 of these time-based restricted stock units vested, with a fair value equal to $2.3 million.

During the three months ended March 31, 2022 and 2021, and the three months ended September 30, 2021, no time-based restricted stock units vested.

During the nine months ended September 30, 2022 and 2021, the Company granted no time-based restricted stock units.

During the three months ended September 30, 2022 and 2021, the Company granted 57,480 and 47,040 performance restricted stock units, respectively, to its employees and consultants. During the nine months ended September 30, 2022 and 2021, the Company granted 569,410 and 420,161 performance restricted stock units, respectively, to its employees and consultants. The performance restricted stock units granted during the nine months ended September 30, 2022 are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

During the three months ended June 30, 2021, one milestone for outstanding performance restricted stock units was achieved, and the fair value of the performance restricted stock units that vested upon achievement was $6.1 million. 39% of the performance restricted stock units that were granted during the year ended December 31, 2020 included this milestone as a vesting condition. No performance restricted stock units vested during the nine months ended September 30, 2022 and the three months ended March 31, 2021 and September 30, 2021.

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

As of September 30, 2022, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the nine months ended September 30, 2022.

At September 30, 2022, 179,676 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $5.5 million.

At September 30, 2022, 1,209,581 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $69.5 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,283,439	$84.17	6.74	$16,590
Granted	1,008,027	$39.59
Exercised	(149,083)	$6.73
Forfeited	(443,059)	$94.18
Outstanding as of September 30, 2022	7,699,324	$79.26	6.53	$8,606
Exercisable as of September 30, 2022	4,953,687	$85.77	5.39	$6,584

At September 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested time-based stock option awards of $70.5 million, which is expected to be recognized over the remaining weighted average vesting period of 2.73 years.

The intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $4.4 million and $8.0 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of September 30, 2022 and 2021, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the nine months ended September 30, 2022 and 2021, respectively.

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

During the nine months ended September 30, 2022, and the three months ended June 30, 2021 and September 30, 2021, the Company granted no stock options to employees to purchase shares of common stock that contain performance-based vesting criteria.

During the nine months ended September 30, 2022 and 2021, no milestones were achieved under performance-based stock options granted to employees.

As of September 30, 2022, 681,451 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $11.8 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$5,964	$17,864	$21,037	$40,598
Selling, general and administrative	7,205	16,478	25,321	43,383
	$13,169	$34,342	$46,358	$83,981

The following table summarizes stock-based compensation expense by award type recognized during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$11,992	$19,516	$40,659	$60,740
Restricted stock units	730	14,563	4,982	22,538
Employee stock purchase plan	447	263	717	703
	$13,169	$34,342	$46,358	$83,981

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the nine months ended September 30, 2022 and 2021 was $25.96 and $53.42, respectively.

8.
Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(137,323)	$(130,171)	$(385,638)	$(333,180)
Denominator:
Weighted average common stock outstanding—basic	59,428,123	58,819,548	59,242,563	58,593,743
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding—diluted	59,428,123	58,819,548	59,242,563	58,593,743
Net loss per share—basic and diluted	$(2.31)	$(2.21)	$(6.51)	$(5.69)

The following table summarizes common stock equivalents outstanding that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	7,017,873	6,728,998	7,017,873	6,728,998
Restricted stock units	179,676	310,418	179,676	310,418
Employee stock purchase plan	43,877	15,437	43,877	15,437
	7,241,426	7,054,853	7,241,426	7,054,853

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

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Our first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of postpartum depression, or PPD, in adults. We plan to complete submission of a new drug application for our lead investigational product, zuranolone, in the treatment of major depressive disorder, or MDD, and PPD in December 2022. We have a portfolio of other product candidates with a current focus on modulating two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. We are currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

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

Our next most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for MDD and PPD, and may in the future be developed for other affective disorders. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We began our rolling submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in April 2022 seeking approval of zuranolone for the treatment of MDD. In June 2022, we announced that the NDA submission will include both MDD and PPD in one filing, which we expect to complete in December 2022. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022 and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD. If we meet our planned filing timelines and the NDA receives priority review, we expect the Prescription Drug User Fee Act target action date for zuranolone to be in the third quarter of 2023.

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

•
CORAL Study (completed)

On February 16, 2022, we announced that the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label standard antidepressant therapy, or ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD, met its primary endpoint and key secondary endpoint.

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

In September 2021, Shionogi reported completion of a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan, which Shionogi reported achieved its primary endpoints. Shionogi has also reported that it is conducting two Phase 3 trials of zuranolone for the treatment of patients with moderate to severe MDD as both a monotherapy and as an add-on to other antidepressants, and announced that, pending results from these trials, it is aiming to submit an NDA to the Pharmaceuticals and Medical Devices Agency in Japan in the first quarter of 2024 seeking approval of zuranolone for the treatment of MDD.

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

SAGE-718 is currently being studied in a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, known as the DIMENSION Study. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months. Dosing in the DIMENSION Study commenced in February 2022. In March 2022, we initiated a second placebo-controlled Phase 2 clinical trial of SAGE-718, known as the SURVEYOR Study, in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We also plan to initiate a Phase 3 open-label study to evaluate the long-term safety and tolerability of SAGE-718 in patients with Huntington’s disease cognitive impairment in late 2022. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease.

We are also evaluating SAGE-718 for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. Data from the PARADIGM Study showed that SAGE-718 had a positive impact on multiple domains of cognition, including executive function and learning and memory. As expected, no appreciable effect was observed on measures of simple attention or reaction time in keeping with the profile of SAGE-718 based on data to date. We have completed a four-week dosing cohort in the PARADIGM Study to gather additional data in the Parkinson’s disease patient population. In March 2022, we initiated a double-blind, placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease, known as the PRECEDENT Study. The PRECEDENT Study is designed to evaluate the safety and efficacy of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease over 42 days, followed by a controlled follow-up period.

In December 2021, we reported topline data from a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, known as the LUMINARY Study. Data from the LUMINARY Study showed treatment with SAGE-718 resulted in consistent improvement across multiple tests of executive performance, as well as improvement on key tests of learning and memory. SAGE-718 has been well-tolerated in studies to date. We plan to initiate a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, or the LIGHTWAVE Study, in late 2022.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $1.9 billion as of September 30, 2022. Our net loss was $385.6 million for the nine months ended September 30, 2022. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase in the foreseeable future in connection with our ongoing activities, including if and as we:

•
continue our development efforts for zuranolone, including work to complete our rolling NDA submission for zuranolone for the treatment of MDD and PPD in the U.S., expected to be completed in December 2022; work to complete the open-label SHORELINE Study of zuranolone in MDD; advance our permitted pre-launch and launch-readiness activities with respect to zuranolone, and commercialize zuranolone in MDD and PPD, if approved; and potentially advance the development of zuranolone in additional studies and indications as part of our strategic collaboration with Biogen;
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
•
complete the ongoing Phase 2 clinical trials evaluating SAGE-718 in the treatment of cognitive impairment due to Huntington’s disease and in patients with mild cognitive impairment due to Parkinson’s disease and initiate the planned LIGHTWAVE Study evaluating SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease and the planned open-label Phase 3 safety clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment;
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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2022, in addition to anticipated funding from our ongoing collaborations, will enable us to fund our operating expenses and capital expenditure requirements, based on our current operating plans, for at least the next 24 months from the filing date of this Quarterly Report. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO as a treatment for PPD, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for administration of the treatment, and, more recently, by the spread of COVID-19 in the U.S. and the related disruption to the U.S. healthcare system, particularly healthcare staffing shortages. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements are expected to continue to limit future revenue growth. These barriers have been compounded by the COVID-19 pandemic, its disruptive impact on the U.S. healthcare system, and other changes to the macroeconomic environment. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe that, at certain points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have now been compounded by healthcare staffing shortages and other changes to the macroeconomic environment as the pandemic has continued. Given continuing concerns about the COVID-19 pandemic across the country, and the resulting disruption in many locations to healthcare resources, including as a result of staffing shortages, we expect the significant adverse impact of the pandemic on ZULRESSO revenues, and our results of operations from sales of ZULRESSO, to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; the impact of the pandemic on the willingness of women with PPD to seek treatment with ZULRESSO and the number of physicians willing to prescribe it; the impact of the downstream effects of the pandemic on business operations across the U.S. and on the Company’s customers and vendors, including capacity and resource constraints; and the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic. Given the ongoing nature of the COVID-19 pandemic and the sustained disruption to the healthcare system in the U.S., we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenues and amortization of intangible assets associated with ZULRESSO. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Operating Expenses

Our operating expenses consist primarily of costs associated with research and development activities and selling, general and administrative activities.

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
•
other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities, including the rolling NDA submission for zuranolone for the treatment of MDD and PPD which we expect to complete in December 2022, as well as preparation for a potential FDA Advisory Committee meeting in connection with such planned filing;

•
payments made under our third-party license agreements; and
•
a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three and nine months ended September 30, 2022, we recorded net reimbursement of $17.9 million and $57.4 million, respectively; and during the three and nine months ended September 30, 2021, we recorded net reimbursement of $21.6 million and $63.8 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

In addition, the ongoing COVID-19 pandemic may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions arising from the COVID-19 pandemic or other changes to the macroeconomic environment may substantially slow clinical site identification and activation and enrollment in our clinical trials, may impair or delay the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have experienced slower than anticipated recruitment in certain clinical trials, including our ongoing Kinetic 2 Study of SAGE-324 in patients with essential tremor, for which we now expect to complete enrollment in late 2023, rather than in late 2022 as we had initially projected.

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

While we remain committed to working with healthcare providers and women with PPD seeking access to ZULRESSO and plan to continue to evaluate opportunities to raise awareness and help reduce hurdles to appropriate treatment, our ongoing commercial efforts, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase in the future as we prepare for potential commercialization of zuranolone, engage in permitted pre-approval activities and commercialize zuranolone, if approved, and as we progress development efforts of our other current or future product candidates and commercialize those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and nine months ended September 30, 2022, we recorded net reimbursement of $0.5 million and $4.8 million, respectively, and during the three and nine months ended September 30, 2021, we recorded net reimbursement of $2.6 million and $8.8 million, respectively, from Biogen that was deducted from our selling, general and administrative expenses because we incurred a greater amount of these expenses than Biogen.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Product revenue, net	$1,739	$1,440	$299
Operating costs and expenses:
Cost of goods sold	184	131	53
Research and development	81,553	83,497	(1,944)
Selling, general and administrative	61,482	48,706	12,776
Total operating costs and expenses	143,219	132,334	10,885
Loss from operations	(141,480)	(130,894)	(10,586)
Interest income, net	4,127	692	3,435
Other income, net	30	31	(1)
Net loss	$(137,323)	$(130,171)	$(7,152)

Product Revenue, Net

During the three months ended September 30, 2022 and 2021, we recognized $1.7 million and $1.4 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either period.

Collaboration Revenue

During the three months ended September 30, 2022 and 2021, we recognized no collaboration revenue from our agreement with Shionogi or collaboration revenue – related party from our agreement with Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. We do not anticipate receipt of any milestone payments from collaborations in 2022. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the three months ended September 30, 2022 and 2021, cost of goods sold was $0.2 million and $0.1 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, and The Regents of the University of California on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2022 and 2021. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$23,086	$37,074	$(13,988)
SAGE-324	6,770	1,726	5,044
SAGE-718	11,084	8,606	2,478
Other research and development programs	18,409	18,416	(7)
Unallocated expenses	34,107	21,445	12,662
Stock-based compensation	5,964	17,864	(11,900)
Net reimbursement from Biogen	(17,867)	(21,634)	3,767
	$81,553	$83,497	$(1,944)

Research and development expenses for the three months ended September 30, 2022 were $81.6 million, compared to $83.5 million for the three months ended September 30, 2021. The decrease of $1.9 million was primarily due to the following:

•
a decrease of $14.0 million in expenses for development of zuranolone, primarily due to completion of the WATERFALL Study and the CORAL Study;
•
an increase of $5.0 million in expenses for development of SAGE-324, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated during the second half of 2021;
•
an increase of $2.5 million in expenses for development of SAGE-718, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated during the second half of 2021;
•
an increase of $12.7 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our operations;
•
a decrease of $11.9 million in non-cash stock-based compensation expense. The decrease was primarily due to the determination that achievement of a milestone for certain outstanding performance restricted stock units was probable as of September 30, 2021, resulting in the recognition of $7.9 million of expense during the three months ended September 30, 2021. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2022. The decrease was also due to grants of stock options with high exercise prices that became fully vested before or during the three months ended September 30, 2022, resulting in less expense than in the three months ended September 30, 2021; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $3.8 million. For the three months ended September 30, 2022, the amount of net reimbursement was $11.4 million for zuranolone, $3.4 million for SAGE-324 and $3.1 million for costs that are reimbursable and included in unallocated expenses. For the three months ended September 30, 2021, the amount of net reimbursement was $18.5 million for zuranolone, $0.9 million for SAGE-324 and $2.2 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in spending for zuranolone.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Personnel-related	$23,327	$13,005	$10,322
Stock-based compensation	7,205	16,478	(9,273)
Professional fees	16,612	11,268	5,344
Other	14,818	10,740	4,078
Net reimbursement from Biogen	(480)	(2,785)	2,305
	$61,482	$48,706	$12,776

Selling, general and administrative expenses for the three months ended September 30, 2022 were $61.5 million, compared to $48.7 million for the three months ended September 30, 2021. The increase of $12.8 million was primarily due to the following:

•
an increase of $10.3 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to zuranolone and in anticipation of a potential commercialization of zuranolone, if approved;
•
a decrease of $9.3 million in non-cash stock-based compensation expense. The decrease was primarily due to the determination that achievement of a milestone for certain outstanding performance restricted stock units was probable as of September 30, 2021, resulting in the recognition of $4.7 million of expense during the three months ended September 30, 2021. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2022. The decrease was also due to grants of stock options with high exercise prices that became fully vested before or during the three months ended September 30, 2022, resulting in less expense than in the three months ended September 30, 2021;
•
an increase of $5.3 million in professional fees, primarily due to permitted pre-launch and launch-readiness activities with respect to zuranolone;
•
an increase in other expenses of $4.1 million, primarily due to an increase in corporate infrastructure costs, such as information technology costs, to support the growth in our operations; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $2.3 million. For the three months ended September 30, 2022, the amount of net reimbursement from us to Biogen was $0.7 million for personnel-related costs and the amount of net reimbursement from Biogen to us was $1.2 million for external costs. For the three months ended September 30, 2021, the amount of net reimbursement from Biogen to us was $0.8 million for personnel-related costs and $2.0 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended September 30, 2022 and 2021 were $4.2 million and $0.7 million, respectively. The primary reason for the increase was the increase in interest rates.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Product revenue, net	$4,821	$4,666	$155
Operating costs and expenses:
Cost of goods sold	670	466	204
Research and development	236,868	207,723	29,145
Selling, general and administrative	160,370	131,899	28,471
Total operating costs and expenses	397,908	340,088	57,820
Loss from operations	(393,087)	(335,422)	(57,665)
Interest income, net	7,397	2,132	5,265
Other income, net	52	110	(58)
Net loss	$(385,638)	$(333,180)	$(52,458)

Product Revenue, Net

During the nine months ended September 30, 2022 and 2021, we recognized $4.8 million and $4.7 million, respectively, of net product revenues related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either period.

Collaboration Revenue

During the nine months ended September 30, 2022 and 2021, we recognized no collaboration revenue from our agreement with Shionogi or collaboration revenue – related party from our agreement with Biogen. We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

During the nine months ended September 30, 2022 and 2021, cost of goods sold was $0.7 million and $0.5 million, respectively, and is made up of a low-single digit royalty paid to CyDex Pharmaceuticals, Inc., a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated, and The Regents of the University of California on net product revenue from sales of ZULRESSO, the amortization of intangible assets associated with ZULRESSO and third-party manufacturing and distribution costs associated with labeling, packaging, and shipping of ZULRESSO. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2022 and 2021. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$73,195	$100,847	$(27,652)
SAGE-324	25,274	12,333	12,941
SAGE-718	29,520	17,615	11,905
Other research and development programs	53,265	37,635	15,630
Unallocated expenses	91,941	62,538	29,403
Stock-based compensation	21,037	40,598	(19,561)
Net reimbursement from Biogen	(57,364)	(63,843)	6,479
	$236,868	$207,723	$29,145

Research and development expenses for the nine months ended September 30, 2022 were $236.9 million, compared to $207.7 million for the nine months ended September 30, 2021. The increase of $29.1 million was primarily due to the following:

•
a decrease of $27.7 million in expenses for development of zuranolone, primarily due to completion of the WATERFALL Study and the CORAL Study;
•
an increase of $12.9 million in expenses for development of SAGE-324, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated during 2021;
•
an increase of $11.9 million in expenses for development of SAGE-718, primarily due to activities directed towards the initiation and conduct of two Phase 2 clinical trials which were initiated during 2021;
•
an increase of $15.6 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;
•
an increase of $29.4 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our operations;
•
a decrease of $19.6 million in non-cash stock-based compensation expense. The decrease was primarily due to the recognition of $9.8 million of expense related to performance-based vesting criteria during the nine months ended September 30, 2021. No expense was recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2022. The decrease was also due to grants of stock options with high exercise prices that became fully vested before or during the nine months ended September 30, 2022, resulting in less expense than in the nine months ended September 30, 2021; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $6.5 million. For the nine months ended September 30, 2022, the amount of net reimbursement was $36.2 million for zuranolone, $12.7 million for SAGE-324 and $8.5 million for costs that are reimbursable and included in unallocated expenses. For the nine months ended September 30, 2021, the amount of net reimbursement was $50.4 million for zuranolone, $6.2 million for SAGE-324 and $7.2 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in spending for zuranolone.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Personnel-related	$61,932	$36,674	$25,258
Stock-based compensation	25,321	43,383	(18,062)
Professional fees	42,240	30,152	12,088
Other	35,665	30,472	5,193
Net reimbursement from Biogen	(4,788)	(8,782)	3,994
	$160,370	$131,899	$28,471

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $160.4 million, compared to $131.9 million for the nine months ended September 30, 2021. The increase of $28.5 million was primarily due to the following:

•
an increase of $25.3 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to zuranolone and in anticipation of a potential commercialization of zuranolone, if approved;
•
a decrease of $18.1 million in non-cash stock-based compensation expense. The decrease was primarily due to the recognition of $6.6 million of expense related to performance-based vesting criteria during the nine months ended September 30, 2021. No expense was recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2022. The decrease was also due to grants of stock options with high exercise prices that became fully vested before or during the nine months ended September 30, 2022, resulting in less expense than in the nine months ended September 30, 2021;
•
an increase of $12.1 million in professional fees, primarily due to permitted pre-launch and launch-readiness activities with respect to zuranolone;
•
an increase in other expenses of $5.2 million, primarily due to an increase in corporate infrastructure costs, such as information technology costs, to support the growth in our operations; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $4.0 million. For the nine months ended September 30, 2022, the amount of net reimbursement from us to Biogen for personnel costs was $0.9 million and the amount of net reimbursement from Biogen to us was $5.7 million for external costs. For the nine months ended September 30, 2021, the amount of net reimbursement from Biogen to us was $2.1 million for personnel-related costs and $6.7 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the nine months ended September 30, 2022 and 2021 were $7.4 million and $2.2 million, respectively. The primary reason for the increase was the increase in interest rates.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of September 30, 2022, we had an accumulated deficit of $1.9 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through September 30, 2022, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of September 30, 2022, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.4 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(333,104)	$(280,681)
Investing activities	235,656	(972,187)
Financing activities	3,041	13,504
	$(94,407)	$(1,239,364)

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities primarily resulted from our net loss of $385.6 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $0.4 million, partially offset by $52.9 million of non-cash items.

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

Investing Activities

During the nine months ended September 30, 2022 and 2021, net cash provided by investing activities was $235.7 million and net cash used by investing activities was $972.2 million, respectively. During the nine months ended September 30, 2022 and 2021, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the nine months ended September 30, 2021, we invested the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and the Biogen Equity Purchase in marketable securities.

Financing Activities

During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $3.0 million and $13.5 million, respectively. The decrease was mainly due to a decrease of proceeds from the exercises of stock options.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our current and future product candidates, and seek regulatory approvals for zuranolone and those other product candidates that are successfully developed; prepare for potential future commercialization of zuranolone and other product candidates beyond ZULRESSO that are successfully developed and approved, including engaging in pre-launch and launch-readiness activities; begin to commercialize any such products, if approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO, zuranolone, if approved and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2022, in addition to anticipated funding from our ongoing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the filing date of this Quarterly Report. During that time, we expect research and development and selling, general and administrative expenses to increase as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324; advance regulatory, engage in permitted pre-launch and launch-planning activities for zuranolone; prepare for the potential commercial launch of zuranolone; expand our research activities; and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•
the timing and amount of revenues from sales of ZULRESSO, which we expect will continue to be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available, particularly in light of the ongoing disruption to the U.S. healthcare system and related healthcare staffing shortages stemming from the downstream effects of the COVID-19 pandemic; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the scope, duration and timing of the impact of the COVID-19 pandemic and its downstream effects;
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
•
the ability of SAGE-324, SAGE-718 and our other clinical-stage product candidates to progress through clinical development successfully and on the timelines we expect; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;
•
the amounts we are entitled to receive, if any, from Biogen and Shionogi under our collaborations for cost-sharing, development, regulatory, and sales milestones, and royalty payments;
•
the size of the PPD market and the portion of the population for which ZULRESSO may be prescribed; the size of the markets for which zuranolone and our other product candidates may be approved in the future, if successfully developed; the portion of the population in the approved indications for which zuranolone, if approved, and our future products are actually prescribed; and the rate and degree of market acceptance, pricing, and availability and level of reimbursement for zuranolone, if approved, and for our future products, if successfully developed and approved;
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

Until such time, if ever, as we can generate substantial product revenue and achieve profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including if the long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided, or other macroeconomic or geopolitical conditions, result in an economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $1.4 billion as of September 30, 2022. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We contract with vendors in foreign countries and have subsidiaries in Europe. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities that are in excess of federally insured limits at one or more financial institutions.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We may encounter other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•
Some women with PPD who need treatment may find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry that is part of the REMS process or may be concerned about the risk of excessive sedation and sudden loss of consciousness.
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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current product candidates, including zuranolone (SAGE-217), which is in Phase 3 clinical development for major depressive disorder, or MDD, and PPD and for which we are submitting, on a rolling basis, a new drug application, or NDA, for the treatment of MDD and PPD, which submission we plan to complete in December 2022. We may not be successful in our plans to file for and obtain regulatory approval of zuranolone for the treatment of MDD or PPD on the timelines we expect or at all, and we may not be successful in obtaining priority review if we seek it. Even if we receive regulatory approval of zuranolone in MDD and PPD, our commercialization efforts with respect to zuranolone may not be successful. We also cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our other product candidates, on the timelines we expect or at all, or that the results of our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance our product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our current or future product candidates.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of product candidates beyond ZULRESSO, including zuranolone. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

We plan to complete submission of an NDA seeking approval of zuranolone for the treatment of both MDD and PPD in December 2022 and to seek priority review of the filing. We may not be successful in these efforts on the timelines we expect or at all. The FDA may find inadequacies and deficiencies in our NDA for zuranolone or in the data we submit, despite our prior discussions with the FDA, and may decide not to accept the NDA for filing. The FDA may elect not to commence review of our rolling NDA submission until such time, if any, as the submission is completed, and we cannot seek priority review prior to that point in time. Even if we are successful in completing the submission and filing for priority review, we may not receive priority review. In addition, even if the FDA accepts an NDA seeking approval of zuranolone for filing, the FDA may find that the data included in the NDA are not sufficient for approval and may not approve the NDA. We may receive negative results from ongoing or planned clinical trials of zuranolone that adversely affect our ability to obtain approval of zuranolone or that impair the potential product profile of zuranolone. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract for the manufacture of zuranolone do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs. If our NDA for zuranolone is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee. The FDA may not meet expected review timelines, may elect to extend the timeframe for their review, or there may be delays at any point in the regulatory submission and review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD, if zuranolone is approved. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone. Even if we gain approval of zuranolone, we and our collaborator may never be able to successfully commercialize zuranolone in the approved indications or to meet our expectations with respect to timing and revenues or profits from sales of such product. If we seek regulatory approval of any of our other product candidates in the future, we would expect to face similar risks and uncertainties.

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

Our ongoing and planned development activities may be negatively impacted by a number of factors, including ongoing concerns about the COVID-19 pandemic. Widespread healthcare and vendor staffing shortages and increased competition for patients and clinical sites may make it difficult to enroll patients in our clinical trials and/or identify and activate participating clinical sites for our trials, may cause other delays at clinical trial sites and/or vendors, and may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials due to capacity and resource constraints and limited bandwidth, given the increase in the number of clinical trials being conducted as pandemic-related restrictions have lifted. These capacity and resource constraints and increased competition for patients and clinical sites, along with ongoing concerns about the COVID-19 pandemic, may substantially slow clinical site identification and activation and enrollment in our clinical trials, or cause us to pause trials, which may, in each case, significantly impact our ability to meet our expected timelines or may significantly impact our costs or other aspects of our business or cause us to have to change our plans. For example, we have experienced challenges activating clinical sites and have seen slower patient recruitment in certain clinical trials, especially in older patients and PPD patients earlier in the pandemic. As a result of a slower than anticipated pace of enrollment, we now expect to complete enrollment in our Kinetic 2 Study in late 2023, rather than in late 2022 as we had initially projected.

In response to these challenges, including those arising from the COVID-19 pandemic, we or our clinical sites have, in some cases, taken steps to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection. Similarly, some clinical sites have imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Some of these measures may continue or increase in the future depending on a number of factors, including due to the impact of the COVID-19 pandemic and its downstream effects. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development of our product candidates, as part of an expanded access program or in commercial use or post-approval studies of any approved product. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, zuranolone, any other current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, zuranolone, any other existing or future product candidate or any future approved product:

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for and successfully market zuranolone or our other product candidates. Even if we or our collaborators receive marketing approval for zuranolone or any of our other product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. We expect the FDA to recommend scheduling with respect to zuranolone, and the FDA may also recommend scheduling with respect to any of our other current or future product candidates. In such event, as was the case with ZULRESSO, prior to a product launch, the U.S. Drug Enforcement Administration, or DEA, will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved.

We may seek priority review of our NDA submissions with the FDA, but the FDA may not grant priority review. The FDA may elect not to commence review of our rolling NDA submission for zuranolone for the treatment of MDD and PPD until such time, if any, as the submission is completed, and we cannot seek priority review prior to that point in time. Even if we are successful in completing this submission and filing for priority review, we may not receive priority review, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe, at various points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have now been compounded by healthcare staffing shortages and other changes to the macroeconomic environment as the pandemic has continued. Given continuing concerns about the COVID-19 pandemic across the country, the resulting disruption in many locations to healthcare resources, and other changes to the macroeconomic environment, we expect the significant adverse impact on ZULRESSO revenues to continue for the foreseeable future. The scope and timing of the expected negative impact will depend on, among other factors, the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19-related restrictions have eased; the continued impact of the pandemic on the willingness of women with PPD to seek treatment with ZULRESSO and the number of physicians willing to prescribe it; the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic; and the impact of the downstream effects of the pandemic on business operations across the U.S. and on the Company’s customers and vendors, including capacity and resource constraints. We cannot predict for how long and to what extent the COVID-19 pandemic and the related disruptive downstream effects on the U.S. healthcare system will have an adverse impact on ZULRESSO sales.

As a result of the COVID-19 pandemic, its effects, and changes to the macroeconomic environment, we may also continue to experience delays or other disruptions that could negatively impact our ongoing and planned development activities, including the timing of initiation and completion of non-clinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

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

The COVID-19 pandemic, and other macroeconomic and geopolitical conditions, have also caused economic disruption, which may worsen and could impair our business prospects. Additionally, future surges of COVID-19 may cause further economic disruptions and may in the future adversely impact the capital markets and make additional capital unavailable to us on acceptable terms, or at all if we were to seek it. There may also be long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided, that could result in a post-pandemic economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances may negatively affect general economic conditions and adversely impact our ability to access the capital markets in the future.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

Our first product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We are conducting a rolling submission of an NDA in the U.S. seeking approval of zuranolone for the treatment of MDD and PPD, which we expect to complete in December 2022. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are developing SAGE-718 as a potential treatment for cognitive dysfunction associated with Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and the other indications for which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of patients with PPD, MDD, essential tremor, Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, or any other indication for which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the market for ZULRESSO and the potential market for zuranolone and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Failures or delays in the commencement, enrollment or completion of our ongoing and planned clinical trials of our current and future product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any such product candidate and to generate revenue from resulting products, if any.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA or equivalent filings outside the U.S. and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our ongoing clinical trials will be completed, and results announced, or whether future trials will begin, as planned or expected, if at all, as the commencement, enrollment and completion of clinical trials and announcement of results can be delayed or prevented for a number of reasons, including, among others:

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
•
the impact of the COVID-19 pandemic and its downstream effects, and/or the impact of other macroeconomic and geopolitical conditions;
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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone to complete our ongoing clinical trials, produce validation batches, and, if zuranolone is approved by the FDA, to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-324, SAGE-718, SAGE-689 and our other product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency, which we expect to occur in connection with our ongoing rolling submission to the FDA of an NDA for zuranolone for the treatment of MDD and PPD, which we expect to complete in December 2022. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. For example, if the FDA were to find deficiencies in connection with a pre-approval inspection related to our zuranolone NDA submission, the FDA could issue Form 483s documenting the deficiencies, require we provide and comply with a corrective action plan, or determine that our NDA is not approvable in its then-current form. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Also, if a natural disaster were to interrupt or halt production of our drug substance or drug product at one of our third-party contract manufacturers, or cause the loss of batches, we could encounter a supply shortage or face significant costs to rebuild our supply.

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

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage for any of our products, including zuranolone, if approved, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring onerous and time-consuming prior authorization procedures, or they may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is significant uncertainty related to third-party payor coverage and reimbursement of zuranolone, if approved, or any of our other future product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

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

Our most advanced product candidate is zuranolone, for which our rolling NDA submission in MDD and PPD is ongoing. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If approved, zuranolone may also face competition in the treatment of MDD from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. A number of companies are developing product candidates intended for the treatment of MDD, including NMDA receptor antagonists. In August 2022, Axsome Therapeutics, Inc. announced that the FDA had approved AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with an FDA-approved antidepressant affecting norepinephrine and dopamine, bupropion, for the treatment of MDD in adults. In addition, AbbVie Inc. has submitted a supplemental NDA to the FDA for cariprazine for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. Furthermore, if zuranolone is successfully approved for PPD and commercialized, it could reduce our commercial opportunity for ZULRESSO.

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
•
form relationships with other entities, some of which may be our competitors; or
•
be impacted by the COVID-19 pandemic, its effects, or changes to the macroeconomic environment in ways that adversely affect our business.

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

With passage of the CREATES Act, we are exposed to possible litigation and damages by competitors. In addition, existing statutes, including the CREATES Act, and Proposed legislation in Congress, if passed into law, could limit the patent exclusivity on our products or facilitate earlier entry of generic competition.

Under the CREATES Act, legislation intended to facilitate the development of generic and biosimilar products, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. Increased risk of generic competition with ZULRESSO, zuranolone, if approved, and any of our other product candidates, if approved, including as a result of the CREATES Act, could impact our ability to maximize product revenue.

In addition, members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs. Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance. Such legislation, if passed into law, could adversely affect ZULRESSO or any future products or result in earlier entry into the market of generic versions of our drugs.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, including under Medicare and Medicaid, which may potentially impact negotiations on pricing and discounts with commercial payers, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. There have been multiple Congressional and administrative efforts to address drug pricing, including the Inflation Reduction Act of 2022, or IRA. It is unclear whether any other legislation or public policy will come to pass, and if so, what effect it could have on our business.

The IRA was signed into law by President Biden in August 2022. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized CMS to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if, in the future, any of our products are the subject of Medicare price negotiations. In that event, the outcome of the Medicare price negotiations may also impact negotiations on pricing and discounts with commercial payers. These risks as to pricing may further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if the pricing of any of our products are the subject of Medicare price negotiations. As a result, these risks may also impact the development decisions we make with respect to our products.

Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the IRA by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation and caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises risks related to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. There may be additional Congressional and administrative efforts to address drug pricing.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2022, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of September 30, 2022, our cash, cash equivalents and marketable securities were $1.4 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $385.6 million for the nine months ended September 30, 2022, and our accumulated deficit was $1.9 billion as of September 30, 2022.

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

As of September 30, 2022, our cash, cash equivalents and marketable securities were $1.4 billion. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, in addition to anticipated funding from our ongoing collaborations, will be sufficient to fund our anticipated level of operations for at least the next 24 months from the filing date of this Quarterly Report. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders. For example, after the announcement of the topline results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly. In addition, global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the success or failure of our efforts to: complete submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD and PPD as expected in December 2022, achieve acceptance of the submission and receive FDA approval of zuranolone in such indications on a timely basis or at all;
•
the results of our commercialization efforts with respect to zuranolone, if approved, and our ability to attain commercial success;
•
plans for, progress of, timing of, changes to, delays in or results from clinical trials or non-clinical studies of any of our product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;
•
the success or failure of any regulatory activities with respect to our other existing or future product candidates beyond zuranolone;
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
•
the impact of the COVID-19 pandemic and its downstream effects, as well as other macroeconomic trends and geopolitical events;
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

SAGE THERAPEUTICS, INC.

November 8, 2022	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

November 8, 2022	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)