Form 10-K
period 2022-12-31
Sage Therapeutics, Inc.
filed 2023-02-16
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $1,685,744,591, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 8, 2023, there were 59,717,608 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our views as to the potential for approval by the U.S. Food and Drug Administration, or FDA of our new drug application, or NDA, for zuranolone (SAGE-217) as a treatment for major depressive disorder, or MDD, and postpartum depression, or PPD; our belief in the adequacy of the data we submitted in support of our NDA for zuranolone; the expected review timelines of such NDA; and the potential for future launch and commercialization of zuranolone in MDD and/or PPD, and the potential timing of such activities, if our NDA is approved;
•
our views as to the potential for zuranolone for the treatment of MDD and PPD, if approved, including the potential product profile and treatment benefit, our commercialization strategy, plans, and expectations and the potential for zuranolone to be developed in additional indications;
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
•
our expectations and estimates regarding: the level of expenses we may incur in connection with our activities; use of cash and projected cash on hand at any given timepoint; timing of future cash needs; capital requirements; sources of future financings; timing of receipt of potential milestone payments; and our ability to obtain additional financing when needed to fund future operations;
•
our expectations with respect to the availability of supplies of ZULRESSO or of zuranolone and our other product candidates, and the expected performance of our third-party manufacturers, including conformity with applicable regulatory requirements;
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
•
the impact of changes to the macroeconomic environment on our activities, business and results of operations, and the potential success of our efforts to address or mitigate such impact; and
•
other risks and uncertainties, including those listed under Part I, Item 1A, Risk Factors.

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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to gain regulatory approval of zuranolone (SAGE-217) for the treatment of adults with MDD and PPD, and to successfully commercialize zuranolone in those indications, if approved. While our NDA for zuranolone is currently under review by the FDA, we cannot be certain that the FDA will grant approval of zuranolone in the indications we are seeking. The FDA may find that the design and results of our development program are not sufficient for regulatory approval of zuranolone for the treatment of MDD and PPD or may decline to approve our NDA for other reasons. Although we have been granted priority review, the FDA may not meet expected review timelines. Even if zuranolone is approved as a treatment for MDD and PPD, we may not be successful in our commercialization efforts. Any setback or delay in obtaining regulatory approval for zuranolone or in our ability to commence marketing of zuranolone, if approved, may have a material adverse effect on our business and prospects.
•
Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of other product candidates beyond zuranolone. We cannot be certain that we or our collaborators, where applicable, will be able to initiate new clinical trials, complete ongoing clinical trials, or announce results of ongoing or future clinical trials of our other product candidates on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any such product candidates on the timelines we expect or at all. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.

•
We may never be able to generate meaningful revenues from sales of ZULRESSO® (brexanolone) CIV injection, or revenues at levels or on timing necessary to support our investment and goals.
•
If the affected populations for indications our products and product candidates are targeting, including the addressable markets within such populations, or the number of patients within such markets who are actually treated with our products, including zuranolone, if successfully developed and approved, are smaller than we anticipate, or our other assumptions with respect to the potential markets for our products and product candidates are incorrect, our ability to achieve profits from the commercialization of such products, if approved, at the levels or on the timing we expect could be materially adversely impacted.
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
•
If serious adverse events or other undesirable side effects are identified during the use of any of our marketed products or product candidates, including during commercial use, in clinical trials or under an expanded access program, if initiated for any of our products or product candidates, such events may adversely affect market acceptance or result in other significant negative consequences for an approved product; delay or prevent further development or regulatory approval with respect to product candidates; or cause regulatory authorities to require labeling statements, such as boxed warnings, or a Risk Evaluation and Mitigation Strategy, on approved products.
•
We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and clinical drug supplies for our product candidates and intend to rely on third-party manufacturers for commercial supplies of zuranolone, if approved, and of any of our other product candidates that are successfully developed and approved for marketing. Any impairment of the ability of our third-party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.
•
Zuranolone, if approved, and any of our other current product candidates, if successfully developed and approved, and other future products, if any, may not have the profile we expect in clinical practice after launch or may not achieve broad market acceptance for the approved indications, or reimbursement at sufficient levels, and the results of our commercialization efforts may not meet our expectations, which may limit the revenue that we generate from sales of such products.
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
•
For certain of our products and product candidates, we are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, or if we are not able to obtain licenses to intellectual property we may determine we need in the future, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved.

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
•
We have not generated significant revenue to date. We have incurred significant operating losses since our inception, and anticipate that we will incur losses for the foreseeable future.
•
We may need to raise additional funding in the future, which may not be available on acceptable terms, or at all. Raising additional capital, even opportunistically, may cause dilution to our existing stockholders, restrict our operations or require us to relinquish valuable rights.
•
The changes to the macroeconomic environment, including the healthcare and vendor staffing shortages and disruption to the U.S. healthcare system that began as a result of the COVID-19 pandemic, may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of clinical trials.
•
The Inflation Reduction Act of 2022 and other existing, pending or future federal and state reforms aimed at reducing healthcare costs, including pricing and reimbursement of pharmaceutical products, may in the future result in reduced reimbursement and access for our approved products or cause us to curtail certain development plans because of concerns about commercial viability, any of which could adversely affect our ability to commercialize our products and generate revenue and negatively impact our business, results of operations and financial condition.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Sage,” the “Company,” “we,” “us,” and “our” refer to Sage Therapeutics, Inc. and its subsidiaries.

Item 1. Business

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. We are currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry. Our focus as a company is on brain health, and we are currently targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders.

Our first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of postpartum depression, or PPD, in adults. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. ZULRESSO may only be administered in qualified medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.

We also are developing a portfolio of other novel compounds that target GABAA receptors including our most advanced product candidate, zuranolone (SAGE-217). Zuranolone is a novel oral compound being developed for the treatment of major depressive disorder, or MDD, and PPD. In December 2022, we, and our collaboration partner, Biogen, completed submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval of zuranolone for the treatment of both MDD and PPD. The NDA was accepted for filing and granted priority review by the FDA in February 2023, with a Prescription Drug User Fee Act, as amended, or PDUFA, target action date of August 5, 2023. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022 and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation for the treatment of MDD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We may in the future develop zuranolone for other affective disorders.

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

We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. In September 2021, Shionogi reported completion of a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan, which Shionogi reported achieved its primary endpoints. Shionogi has also reported that it is conducting two Phase 3 trials of zuranolone for the treatment of patients with moderate to severe MDD as a monotherapy and as an add-on to other antidepressants, and announced that, pending results from these trials, it is aiming to submit an NDA to the Pharmaceuticals and Medical Devices Agency in Japan in the first quarter of 2024 seeking approval of zuranolone for the treatment of MDD.

SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We are currently enrolling patients with essential tremor in a Phase 2b placebo-controlled dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is SAGE-718, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognition dysfunction associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease. SAGE-718 is currently being studied in several ongoing clinical trials, including the placebo-controlled Phase 2 DIMENSION Study, the placebo-controlled Phase 2 SURVEYOR Study, and the Phase 3 open-label PURVIEW Study evaluating patients with Huntington’s disease cognitive impairment; the double-blind placebo-controlled Phase 2 PRECEDENT Study evaluating SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease; and the randomized placebo-controlled Phase 2 LIGHTWAVE Study evaluating SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease.

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

Our Strategy

Our goal is to build a top-tier biopharmaceutical company that is the leader in developing and commercializing life-changing brain health medicines. Our current focus is on building on our opportunities in depression, neurology, and neuropsychiatry. Key elements of our strategy are to:

•
gain regulatory approval of zuranolone for the treatment of PPD and MDD in the U.S., continue permitted pre-launch and launch-readiness activities for zuranolone, launch and commercialize zuranolone, if approved, and potentially advance development of zuranolone in additional indications, all as part of our strategic collaboration with Biogen;
•
continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S., with a primary focus in geographies that have existing, active ZULRESSO treating sites;
•
complete the ongoing and planned clinical trials of SAGE-324 as part of our strategic collaboration with Biogen;
•
complete ongoing and planned clinical trials of SAGE-718;

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
•
continue to add personnel at the appropriate time, as our efforts and activities progress, including personnel to support ongoing zuranolone commercialization efforts, such as launch planning, permitted payor engagements, scientific exchange, disease awareness education, and ongoing product development, and to support launch of zuranolone in MDD and PPD, if approved;
•
evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone and SAGE-324 in the European Union, or EU, and other jurisdictions outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;
•
continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and
•
continue to explore opportunities to establish licenses, collaborations, or other agreements or alliances with other biotechnology and pharmaceutical companies, at the appropriate time, where we believe a collaboration will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

Understanding the Foundations of Our Approach

The CNS is composed of a vast and complex network of different structures and cell types, most of which serve, directly or indirectly, to provide a means for the nervous system to signal or communicate with other nerve cells to regulate brain function. The cell type responsible for this signaling is called a neuron. One way chemical or electrical signals exert their effects on neurons is by traveling across a physical gap located between two neurons, called a synapse. Presynaptic neurons transmit signals whereas postsynaptic neurons react to the signals. The human brain contains approximately 86 billion neurons, each having hundreds to tens of thousands of synapses to allow for this communication. This process is essential to all things, from organ function to movement, memory and all behavioral processes. Neurotransmission is the process by which signaling molecules, called neurotransmitters, are released by a presynaptic neuron, travel over the synaptic space and bind to and interact with receptors on a postsynaptic neuron. Depending on the nature of the neurotransmitter and receptor, this interaction results in excitation, inhibition or modulation of the receiving neuron’s behavior.

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

We utilize our proprietary chemistry capabilities to design and identify drug candidates that target critical CNS proteins and have properties aligned to the indications of interest. Our goal is to select for development compounds that we believe are capable of varying degrees of desired activity rather than complete activation or inhibition.

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

Our proprietary chemistry platform is currently centered on our knowledge of the chemical scaffolds of endogenous neuroactive steroids. We have leveraged this platform to assemble a chemistry portfolio of greater than 10,000 compounds. We believe our proprietary chemistry platform allows us to:

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

PPD is one of the most common medical complications during and after pregnancy, and is characterized by depressive symptoms that may occur during pregnancy or following childbirth up to 12 months. PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt. In the U.S., estimates of mothers experiencing symptoms of PPD each year vary state-to-state from 9.7% to 23.5%, with an overall average of 13.2%. Based on these data, we estimate that approximately 500,000 women in the U.S. each year may experience symptoms of PPD, and approximately 28% are formally diagnosed. We estimate that 20% to 30% of women diagnosed with PPD will experience severe symptoms. PPD can lead to devastating consequences for a woman and for her family. Suicide is one of the leading causes of maternal death following childbirth.

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

Zuranolone (SAGE-217)

Our most advanced product candidate is zuranolone (SAGE-217), a novel oral compound being developed for the treatment of MDD and PPD. In December 2022, we and our collaboration partner, Biogen, completed submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD and PPD. The NDA was accepted for filing and granted priority review by the FDA in February 2023, with a PDUFA target action date of August 5, 2023. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We also believe zuranolone has potential in other indications such as treatment resistant depression, bipolar depression and generalized anxiety disorder. We are jointly developing zuranolone in the U.S. with Biogen under the Biogen Collaboration Agreement that became effective in December 2020, and will jointly commercialize zuranolone in the U.S. if our development efforts are successful and zuranolone is approved in the U.S. The Biogen Collaboration Agreement covers any products incorporating zuranolone. We have granted Biogen sole rights to develop and commercialize the Licensed 217 Products outside the U.S., other than in the Shionogi Territory, where we have granted rights to Shionogi. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022, and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD.

MDD is a serious mental health disorder commonly characterized by symptoms of depressed mood and/or loss of interest in pleasurable activities causing impairment in daily life. MDD is characterized by a period of depressive symptoms lasting at least two weeks and is associated with changes in affect, cognition, and function. In typical depressive episodes, the person experiences depressed mood, loss of interest and enjoyment, and reduced energy leading to diminished activity for at least two weeks. Many people with MDD also suffer from anxiety symptoms as a symptom of their depression and medically unexplained somatic symptoms. A person with moderate or severe MDD will typically have difficulties carrying out his or her usual work, school, domestic or social activities due to symptoms of depression. Antidepressants are widely used for the treatment of MDD, but many patients do not adequately respond to existing treatments. According to estimates, approximately 21 million adults in the U.S. reported at least one major depressive episode in 2021. Among U.S. adults reporting at least one major depressive episode in 2021, approximately 12.6 million (61%) received treatment within the prior year; and 10.5 million received pharmacologic treatment. Research conducted between April 2020 and December 2022 reported a three- to four-fold increase in symptoms of depression among adults in the U.S. compared to prior to the COVID-19 pandemic. Preclinical and clinical evidence suggest the role of GABAA receptor dysfunction in depression. Low GABA and allopregnanolone levels have been found in the brain, cerebrospinal fluid and plasma of depressed patients. In 2018, the incremental economic burden of MDD was an estimated $326 billion in the U.S.

To date, we have completed six pivotal clinical trials evaluating zuranolone, four in MDD and two in PPD, the results of which have been previously disclosed. The completed pivotal trials evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We announced results from the following clinical trials of zuranolone in either 2021 or 2022:

•
SKYLARK Study (completed)

In June 2022, we announced that the SKYLARK Study, a Phase 3 placebo-controlled clinical trial evaluating a two-week course of zuranolone 50 mg in women with PPD, met its primary and all key secondary endpoints. Women treated with zuranolone 50 mg (n=98) demonstrated a statistically significant and clinically meaningful improvement in depressive symptoms at Day 15, the primary endpoint, and at Days 3, 28, and 45, key secondary endpoints, in each case compared to women treated with placebo (n=97) as measured by a change from baseline in the 17-item Hamilton Rating Scale for Depression, or HAMD-17, total score. The least-squares mean change from baseline (standard error) in HAMD-17 total score at Day 15 for women who received zuranolone 50 mg was -15.6 (0.82) compared with -11.6 (0.82) for women who received placebo (LS mean difference -4.0 points; p=0.0007). Zuranolone 50 mg was generally well-tolerated and demonstrated a safety profile consistent with that observed in prior clinical studies. In women who experienced treatment emergent adverse events, or TEAEs, the majority were mild to moderate in severity. The most common treatment emergent adverse events (>5% in the zuranolone 50 mg arm) were somnolence, dizziness, sedation, headache, diarrhea, nausea, urinary tract infection and COVID-19.

•
CORAL Study (completed)

In February 2022, we announced results from the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD. Patients in the clinical trial received zuranolone 50 mg co-initiated with an open-label standard of care ADT or open-label standard of care ADT co-initiated with placebo once nightly for 14 days followed by continuation of the ADT for an additional short-term follow-up period. The study results showed a mean change from baseline in the HAMD-17 total score of -8.9 ± 0.39 (n=210) at Day 3 for patients in the zuranolone co-initiated with ADT arm compared with -7.0 ± 0.38 (n=215) mean change from baseline for patients in the ADT co-initiated with placebo arm. The key secondary endpoint measured the treatment effect over the two-week treatment period at all scheduled visits (measured using equal weighted means for Days 3, 8, 12 and 15 of the study). The mean change over the treatment period for patients who received zuranolone co-initiated with an ADT was -11.7 ±0.40 (n=210) compared with -10.1 ±0.39 (n=215) for patients who received ADT co-initiated with placebo. Other secondary endpoints demonstrated a statistically significant reduction in HAMD-17 score in the zuranolone co-initiated with ADT arm compared to the ADT arm at Days 8 and 12, while Day 15 demonstrated numerical superiority and Day 42 showed equivalence. The results also indicate that zuranolone 50 mg co-initiated with a standard of care ADT was generally well-tolerated with no new safety signals identified. The majority of patients in the study experienced TEAEs that were mild or moderate in severity, consistent with previous data. The adverse events occurring 10% or higher in either treatment arm (zuranolone with ADT vs. ADT with placebo) were somnolence (18.4% vs. 8.3%), dizziness (13.2% vs. 7.3%), headache (11.8% vs. 14.7%), and nausea (9.0% vs 23.4%). The percentage of patients reporting TEAEs leading to drug discontinuation was 6.6% in the zuranolone co-initiated with an ADT arm, and 3.7% in the ADT co-initiated with placebo arm, respectively. The percentage of patients reporting TEAEs leading to discontinuation of ADT were 7.5% in the zuranolone co-initiated with an ADT arm, and 5.5% in the ADT co-initiated with placebo arm, respectively.

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

The data from the 50 mg cohort is consistent with 12-month data we reported in March 2021, from the completed 30 mg cohort of the SHORELINE Study. In the 30 mg zuranolone cohort, approximately 70% of participants with a clinical response to an initial 2-week treatment required at most one additional zuranolone treatment during their time in the 12-month study. Of the 489 patients who responded to the initial 14-day treatment course and continued in the study, 210 (42.9%) patients received only the single initial zuranolone course during their time in the study, while 125 (25.6%) received a total of two courses, 58 (11.9%) received a total of three courses, 53 (10.8%) received a total of four courses, and 43 (8.8%) received a total of five courses. In the 30 mg cohort, 368 (51%) patients reported at least one TEAE. The most common TEAEs that were reported by ≥ 5% of patients treated with zuranolone were somnolence (86; 11.9%), headache (103; 14.2%), and dizziness (54; 7.4%). Most of the reported TEAEs were mild or moderate.

Enrollment in the 50 mg cohort of the SHORELINE Study has been completed and the study is ongoing.

Shionogi has reported that it is conducting two Phase 3 trials of zuranolone for the treatment of patients with moderate to severe MDD as a monotherapy and as an add-on to other antidepressants, and announced that, pending results from these trials, it is aiming to submit an NDA to the Pharmaceuticals and Medical Devices Agency in Japan in the first quarter of 2024 seeking approval of zuranolone for the treatment of MDD. In September 2021, Shionogi announced that it achieved the primary endpoints from a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan. The data reported by Shionogi for this Phase 2 study showed significant improvement over placebo from day three (first observation) to day 15 (end of administration) of change in HAMD-17 total score from baseline in a group of 85 patients who received zuranolone 20 mg once daily for two weeks and a group of 82 patients who received 30 mg once daily for two weeks, as compared to 82 patients who received the placebo. Shionogi reported that all adverse events were mild or moderate. Shionogi previously completed a Phase 1 clinical trial in Japan to evaluate the safety and tolerability of zuranolone in Japanese and Caucasian subjects.

We may consider additional development opportunities for zuranolone as part of the Biogen collaboration.

SAGE-324

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324, which we are jointly developing with Biogen under the Biogen Collaboration Agreement. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we and Biogen reported topline results from our placebo-controlled Phase 2 clinical trial evaluating the safety and efficacy of SAGE-324 for the treatment of essential tremor, known as the KINETIC Study. Essential tremor is a neurodegenerative condition characterized by rhythmic trembling most commonly of the upper limbs, including the hands. The head, voice, legs or trunk may also be affected. Symptoms generally evolve over time, are persistent, and affect patients’ ability to function independently. Essential tremor is among the most common movement disorders, estimated to affect more than 6 million adults in the U.S. Adults of all ages can be impacted by essential tremor, though risk increases with age. First-line treatments for essential tremor include β-adrenergic blocker propranolol and anticonvulsant primidone.

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

A Phase 2b double-blind, randomized, placebo-controlled, dose-response study of SAGE-324 in patients with moderate to severe essential tremor, known as the KINETIC 2 Study, is currently enrolling patients and we expect to complete enrollment in late 2023. The primary aim of the KINETIC 2 Study is to evaluate different doses of SAGE-324 in reducing upper limb tremors. The primary endpoint of the study is change from baseline in TETRAS Performance Subscale Item 4 total score at Day 91. In May 2022, we initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study.

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

Huntington’s disease

The FDA has granted SAGE-718 Fast Track designation as a potential treatment for Huntington’s disease. SAGE-718 is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months.

•
SURVEYOR Study

In March 2022, we initiated the SURVEYOR Study, a placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study to evaluate the long-term safety and tolerability of SAGE-718 in patients with Huntington’s disease cognitive impairment.

Parkinson’s disease

In May 2021, we announced results from the 14-day dosing cohort, or Cohort A, of a Phase 2a open-label clinical trial of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. In Cohort A of the clinical trial, eight patients aged 50 to 75 years with mild cognitive impairment due to Parkinson’s disease received 3 mg of SAGE-718 daily for 14 days. Patients showed performance improvements from baseline on multiple tests in the cognitive domain of executive function during the 14 days of treatment. Emerging signals on several measures also suggested improved performance from baseline on cognitive tests in the domains of learning and memory over a similar timeframe.

In October 2022, we presented additional results from the 28-day cohort, or Cohort B, of the open-label PARADIGM Study. In Cohort B of the clinical trial, seven patients aged 50 to 75 years with mild cognitive impairment due to Parkinson’s disease received 3 mg of SAGE-718 daily for 28 days. Patients showed performance improvements from baseline on multiple tests in the cognitive domain of executive function during the 28 days of treatment, as well as during the 14 day follow-up period. SAGE-718 was generally well-tolerated in both cohorts of the study; there were no serious adverse events reported, and no TEAEs were determined to be related to SAGE-718 or resulted in study drug discontinuation or withdrawal from the study. As expected, given its profile, SAGE-718 demonstrated neutral results in certain tests of attention and psychomotor speed.

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

Alzheimer’s disease

In December 2021, we reported topline data from the LUMINARY Study, a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease (n=26 full analysis set), who received 3 mg of SAGE-718 daily for 14 days. The results showed performance improvements from baseline on five out of five unique tests in the cognitive domain of executive function and two out of four unique tests in the cognitive domains of learning and memory during the 14 days of treatment, consistent with positive signals seen in open-label clinical trials evaluating SAGE-718 as a treatment for cognitive impairment due to Parkinson’s disease and Huntington’s disease. Patients also showed performance improvement as measured by the Montreal Cognitive Assessment (MoCA) Test, a global measure of cognition, that reached statistical significance at Day 28 when compared to baseline in patients treated with SAGE-718. In certain tests of attention and psychomotor speed, SAGE-718 demonstrated neutral results. SAGE-718 was generally well tolerated in the LUMINARY Study. Seven subjects reported a total of 11 TEAEs, seven of which were considered related to the study treatment and all of which were rated as mild or moderate in severity. The most commonly reported TEAEs were headache (n=2) and constipation (n=2). In December 2022, we initiated the LIGHTWAVE Study, a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease.

Further Exploration of GABAA and NMDA Receptors and New Areas of Interest

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain. Our portfolio of novel GABAA receptor positive allosteric modulators includes SAGE-689, a product candidate in Phase 1 clinical development intended for intramuscular administration. We also have other compounds at earlier stages of development with a focus on both acute and chronic brain health disorders, including SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator, which we plan to move into Phase 1 clinical development. SAGE-319 is being evaluated for its potential use as an oral therapy in treating disorders of social interaction. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for potential use in neurodevelopmental disorders and cognitive recovery and rehabilitation. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have opportunities to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel brain health therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics. This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current therapies or previous therapies which have failed in development. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health disorders.

We believe our broad potential pipeline lessens our reliance on the success of any one program. We believe our ability to design and develop novel molecules with distinct profiles and receptor subtype selectivity may also provide us with the option, if we choose, to potentially partner certain assets with third parties who possess the development and commercialization capabilities to pursue these programs, like our strategic collaboration with Biogen. We may also evaluate opportunities to acquire new compounds, product candidates or products from other companies or from academic institutions if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

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

We are working closely with our CMOs to prepare for the potential commercialization of zuranolone in the U.S., if approved, and are in the process of completing validation batches for zuranolone. We have a long-term supply agreement with our contract manufacturer for zuranolone drug product. We have established relationships with two CMOs under which the CMOs have agreed to manufacture clinical and commercial supplies of drug substance for zuranolone under master service and quality agreements. We intend to enter into long-term commercial supply agreements with our CMOs for zuranolone drug substance. We believe that, if zuranolone were approved, we will have sufficient zuranolone drug substance and drug product for potential commercial launch later this year.

We have established relationships with CMOs under which the CMOs manufacture clinical and non-clinical supplies of drug substance and drug product for SAGE-324, SAGE-718 and other product candidates on a purchase order basis under master service and quality agreements. All clinical supplies of drug substance and drug product are intended to be manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or SAGE-718. We intend to put a long-term supply agreement in place at the appropriate time for drug substance and drug product for our product candidates, if development continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product. We also intend to improve the manufacturing process for our product candidates and manufacture clinical supplies as development progresses.

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

Sales and Marketing

Our first product, ZULRESSO, was made commercially available in the U.S. as a treatment for PPD in adults in June 2019. Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for treatment and by the lasting effects of the COVID-19 pandemic. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. The availability, terms and timing of coverage for ZULRESSO vary from payor to payor, both for commercially insured patients and from state Medicaid systems, and we have encountered some states that impose significant coverage restrictions or lengthy delays on reimbursement of ZULRESSO. As a result, certain healthcare settings will not treat Medicaid patients with ZULRESSO even if they are active sites of care for ZULRESSO. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth.

These barriers were compounded by the COVID-19 pandemic and continue to be impacted by related disruptive effects on the U.S. healthcare system and other changes to the macroeconomic environment. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe that, at certain points during the pandemic, concerns about exposure to the virus or its variants caused a significant reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have since been compounded by healthcare staffing shortages and other changes to the macroeconomic environment. Given the ongoing disruption to the healthcare system in the U.S., including as a result of staffing shortages, we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted by these factors.

Our ZULRESSO commercial operations, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts will continue to substantially limit the revenue opportunity for ZULRESSO. Given the limited focus of our commercial efforts, the number of new healthcare settings that become treating sites for ZULRESSO may be very limited. We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons, including staffing shortages. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions or continue to wait to gain more experience with the clinical profile of ZULRESSO and to secure direct experience with reimbursement prior to increasing patient intake. Sage Central, our patient support center located in Raleigh, North Carolina, continues to provide a range of patient support resources to assist women with PPD and their families in the ZULRESSO treatment journey. In addition, our commercialization infrastructure includes capabilities in medical affairs, market access, manufacturing, quality control, drug safety and pharmacovigilance, health economics and outcomes research (HEOR), and compliance.

In December 2022, we completed our submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD and PPD. In February 2023, our NDA was accepted for filing and granted priority review by the FDA with a PDUFA target action date of August 5, 2023. Permitted pre-launch activities, including efforts focused on disease state education in MDD and PPD, scientific exchange and permitted interactions with payers, as well as pre-launch planning and launch-readiness activities for zuranolone are underway, and we are actively working on our commercialization strategy and launch-readiness activities with Biogen in the event we are successful in our efforts to gain regulatory approval of zuranolone in the U.S. for MDD and/or PPD. In anticipation of our potential commercial launch of zuranolone in the U.S., if approved, we have begun to build additional sales and marketing capabilities in the U.S. If zuranolone receives regulatory approval for the treatment of MDD and/or PPD in adults, we expect that it may be prescribed by both specialty physicians (such as psychiatrists and obstetricians/gynecologists) and primary care physicians. We also plan to leverage additional promotional strategies to provide product education to healthcare providers and patients with MDD and PPD if zuranolone is approved, and these efforts will be supplemented with disease education efforts geared towards MDD and PPD patients and providers disseminated through similar channels. These strategies include, but are not limited to, direct-to-patient and direct-to-consumer advertising delivered through a range of media, as well as online physician education.

As described above, we and Biogen have agreed as part of our collaboration that, if zuranolone and SAGE-324 are successfully developed and approved, we will jointly commercialize the products in the U.S., including sharing equally in sales and marketing activities and profits and losses in the U.S. If we obtain regulatory approval of such products, Biogen will record sales of Licensed 217 Products and we will record sales of Licensed 324 Products. We have granted Biogen sole rights to commercialize the Licensed Products outside the U.S., other than in the Shionogi Territory with respect to zuranolone, where we have granted such rights to Shionogi.

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

Pursuant to and during the term of the CyDex license, we are required to use commercially reasonable efforts to continue active, diligent development of the licensed product, to seek regulatory approval of the licensed product and to commercialize the licensed product following regulatory approval. We must deliver periodic progress reports to CyDex.

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

Under the terms of the Biogen Collaboration Agreement, Biogen paid us an upfront payment of $875.0 million on December 31, 2020. For so long as a Licensed Product is being sold in the U.S., we and Biogen will share in all operating profits and losses arising from such Licensed Product in the U.S. (50 percent us and 50 percent Biogen). The Biogen Collaboration Agreement provides that Biogen will record sales of Licensed 217 Products globally. We will record sales of Licensed 324 Products in the U.S. and Biogen will record sales of Licensed 324 Products outside of the U.S., in each case if Licensed Products are successfully developed and approved. We have the right to opt out of such profit- and loss-sharing on a Product Class-by-Product Class basis in the U.S., or in each case, an Opt-Out Right. If we elect to exercise our Opt-Out Right with respect to a Product Class, we have agreed to transition to Biogen applicable development and commercial activities for such Product Class for the U.S., and Biogen has agreed to assume sole operational and financial responsibility for such activities.

The Biogen Collaboration Agreement provides for aggregate regulatory/commercial milestone payments from Biogen to us for (i) Licensed 217 Products of up to $475.0 million, including milestones totaling $225.0 million related to the first commercial sale of zuranolone in MDD and PPD in the U.S., if approved, and (ii) Licensed 324 Products of up to $520.0 million. It also provides for aggregate one-time sales milestone payments from Biogen to us of (i) up to $300.0 million for each Product Class if we have not exercised our Opt-Out Right with respect to such Product Class and (ii) up to $525.0 million for each Product Class if we have exercised our Opt-Out Right with respect to such Product Class.

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

BIMA also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares, which period expired on June 30, 2022, and to limit sales and transfers of the Shares for an additional eighteen-month period, in each case subject to specified conditions and exceptions.

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

The agreement with Shionogi will terminate on a licensed product-by-licensed product basis on the date on which the royalty term has expired in each country in the Shionogi Territory for such licensed product and will ultimately expire upon the expiration of the last-to-expire royalty term. Shionogi may remove South Korea or Taiwan from the covered territories, for any reason or no reason upon 180 days’ prior written notice. Shionogi may terminate the agreement in its entirety for any reason or no reason upon 180 days’ prior written notice. Shionogi may also terminate the agreement in the event of a serious adverse event or a clinical failure upon 60 days’ written notice to us. Either party may terminate this agreement early in the event of an uncured material breach within 180 days’ after notice is delivered to the other party.

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

Competition

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product or product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products or targeting similar indications will increase.

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD other than ZULRESSO. Current standard of care for PPD commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as SSRIs and SNRIs.

Our most advanced product candidate is zuranolone, for which we filed an NDA with the FDA seeking approval for the treatment of MDD and PPD. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If approved, zuranolone may also face competition for the treatment of MDD from AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion, an FDA-approved antidepressant affecting norepinephrine and dopamine, which such combination formulation was approved in August 2022 by the FDA for the treatment of MDD in adults. Zuranolone, if approved, may also face competition from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which was recently approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD. Furthermore, if zuranolone is successfully approved for PPD and commercialized, it could further limit our commercial opportunity for ZULRESSO.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus. In March 2022, Marinus announced that the FDA had approved ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. for the treatment of epilepsy and panic disorder.

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

A number of companies are working to develop products designed to modulate the NMDA receptor. Aptinyx Inc. has two Phase 2 NMDA receptor modulators in development for multiple indications, targeting two indications each, including NYX-458 being developed for the treatment of cognitive impairment in Parkinson’s disease. Novartis AG, following its acquisition of Cadent Therapeutics, Inc., is also developing its own NMDA receptor positive allosteric modulator, CAD-9303, which is currently being investigated in cognitive impairment associated with schizophrenia. In addition, Vaccinex, Inc. is evaluating VX15/2503, a monoclonal antibody against the protein semaphorin 4D (SEMA4D), as a treatment for cognitive impairment in Huntington's disease. Several companies have developed or are developing products for the treatment of Alzheimer's disease.

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
•
Potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA; and
•
Payment of applicable user fees and FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee and scheduling by the DEA, if applicable, prior to any commercial marketing or sale of the drug in the U.S.

The data required to support an NDA are generated in two distinct development stages: non-clinical and clinical. For new chemical entities, the non-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. Non-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the non-clinical tests must comply with federal laws and regulations, including, for animal studies, the Animal Welfare Act and GLP. The sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. These studies are typically referred to as IND-enabling studies.

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

The clinical stage of development generally involves the administration of the drug candidate to healthy volunteers and then to patients with the disease or condition being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. GCPs include the requirement that all research subjects provide their informed consent for their participation in any given clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

Under PDUFA, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as an NDA, is approximately $3.24 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.4 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA and, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA target action dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements and integrity of the data submitted in the NDA. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S., and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific patient populations and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS if the FDA determines that a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For example, the FDA has required a REMS for ZULRESSO to mitigate the potential for harm associated with the risk of excessive sedation and loss of consciousness during the ZULRESSO infusion. As part of the REMS, administration of ZULRESSO is limited to healthcare settings that have been certified under a REMS program under the supervision of qualified staff, and patients who are prescribed ZULRESSO are required to enroll in a patient registry which may allow us to compile additional information to further our understanding of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if the FDA determines that the product is no longer safe or effective.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other sponsors’ applications to market the same drug for the entire rare disease or condition for which the drug has been granted orphan drug designation for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products. A sponsor of a product application that has received an orphan drug designation may also be granted tax incentives for clinical research undertaken to support the application. In addition, the FDA may coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Expedited Development and Review Programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition and, if approved, would provide meaningful therapeutic benefit over existing treatments. Fast Track designation and Breakthrough Therapy designation are two of these programs and apply to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug as a Fast Track product at any time during the development of the product and may request the FDA to designate the drug as a Breakthrough Therapy based on preliminary clinical evidence which meet the criteria outlined in the FDA’s programs. Under the Fast Track or Breakthrough Therapy expedited programs, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track or Breakthrough Therapy program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Any product is eligible for priority review if it treats a serious condition and, if approved, would offer a significant improvement in the safety and effectiveness of treatment, diagnosis or prevention compared to marketed products. Significant improvement may be shown by evidence of increased effectiveness for the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the date of the NDA filing.

A product may also be eligible for accelerated approval if the product is intended to treat a serious or life-threatening illness and, if approved, would provide meaningful therapeutic benefit over existing treatments. Accelerated approval for a product means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the drug, such as:

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

With passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of an NDA or biologics license application, or BLA, if the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP. The FDA may send a Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required and have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Further, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about approved products or products in development to payors, including unapproved uses of approved products.

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

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

In the U.S., a drug product approved by the FDA may also be subject to regulation under the CSA as a controlled substance. The CSA is administered by the DEA and establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances. The CSA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. FDA approved pharmaceutical products may be listed in Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse. For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the DEA receives notice from HHS that the FDA has approved the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services, after it has been completed by the FDA. The FDA recommended, and the DEA adopted, that brexanolone be scheduled as a Schedule IV controlled substance.

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

•
Numerous federal and state laws, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act), govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity. In addition, we or our collaborators may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or collectively, HIPAA. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not directly subject to the HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we or our agents knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.

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

Numerous other laws may apply to our products. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended, and its implementing regulations (collectively referred to herein as the ACA (addressed further below in the section on “U.S. Healthcare Reform”)). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers to report development costs and pricing information when prices are increased. Penalties for late or faulty reporting can be significant. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. We have obtained five-year NCE exclusivity for brexanolone, and plan to seek NCE exclusivity for our current and future product candidates, if eligible.

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

In order to streamline the regulation of clinical trials across the EU, the EU Parliament has adopted Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation. The EU Clinical Trials Regulation, which repeals and replaces the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, referred to as the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts.

The EU Clinical Trials Regulation became effective on January 31, 2022 and is applicable directly in all countries of the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). The EU Clinical Trials Regulation allows for starting and conducting a clinical trial in accordance with the Clinical Trials Directive during a transitional period which ended on January 31, 2023. Clinical trials authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. Any application to transition ongoing trials from the Clinical Trials Directive to the new EU Clinical Trials Regulation will need to be submitted and authorized before the end of the transitional period. The EU Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.

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

The UK withdrew from the EU on January 31, 2020, commonly referred to as Brexit. Marketing authorizations granted through the EU centralized procedure continue to be valid in Northern Ireland by virtue of the Northern Ireland Protocol, but such EU marketing authorizations are not valid in the rest of the UK (England, Wales and Scotland, or collectively Great Britain). EU marketing authorizations existing as at the end of the Brexit transition period on December 31, 2020 were automatically converted into Great Britain marketing authorizations as of January 1, 2021. Until the end of 2023, a marketing authorization for Great Britain can be applied for on an expedited timetable through the UK European Commission Decision Reliance Procedure, after having received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use. It is not yet known whether the UK European Commission Decision Reliance Procedure will remain available after 2023. A Great Britain marketing authorization can alternatively be applied for separately through the standard national level procedure.

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

In addition, the GDPR restricts the ability of companies to transfer personal data from the EEA to the U.S. and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. One mechanism previously relied upon by U.S. companies for such transfers was the EU-U.S. Privacy Shield Framework, or Privacy Shield. However, in July 2020, the European Court of Justice ruled the Privacy Shield to be an invalid data transfer mechanism and confirmed that the European Commission’s Standard Contractual Clauses, or the Model Clauses, remain valid. In June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. As a result, companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the U.S. U.S.-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. The Model Clauses may also come under increased scrutiny as a result of the European Court of Justice’s judgement in July 2020, though they remain the most common authorized procedure to transfer personal data out of the EU. Following the European Court of Justice’s ruling, the European Data Protection Board issued a statement providing among other things that it is a primary responsibility of the exporter and the importer, when considering whether to rely on the Model Clauses to export data from the EU to third countries, to ensure that the importer maintains a level of protection that is essentially equivalent to that guaranteed by the GDPR in light of the EU Charter of Human Rights. Companies may need to revise the Model Clauses used in their contracts in light of the July 2020 judgement. Companies that have not taken steps to demonstrate that their Model Clauses and personal data recipients in the U.S. are suitable to transfer to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules. In October 2022, President Biden issued an executive order to implement EU-U.S. data privacy safeguards. The European Commission is now expected to review the executive order and could propose an adequacy decision concerning the level of personal data protection in the U.S. under which personal data could flow freely from the EU to the U.S.

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

Coverage and Reimbursement

U.S. Healthcare Reform

The containment of healthcare costs continues to remain a priority of federal and state governments, and the prices of drugs have been a focus in recent efforts. Changes in government legislation or regulation and changes in governmental health benefit programs’ or commercial payors’ policies governing reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients, and distributors. The U.S. federal government and state legislatures, as well as foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and utilization management requirements, such as requirements for substitution of generic products or therapeutic equivalents. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.

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

The ACA was a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate Program, expansion of the Public Health Service Act’s 340B drug pricing program, or 340B program, and fraud and abuse enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the Medicare physician quality reporting system and feedback program.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA increased minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended manufacturers’ Medicaid rebate liability to drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. The ACA also requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Since 2022, applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million).

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level for the ACA expansion population, as is permitted under the ACA. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact sales of our products that are approved and that we successfully commercialize, and our business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the ACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic). On December 10, 2021, President Biden signed a law that provided for 1% Medicare sequestration in the second quarter of 2022 and the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. The Infrastructure Investment and Jobs Act extended sequestration and increased it to 4% for the first six months of fiscal year 2031 before dropping to 0% for the remainder of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Further, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other things, established a Medicare Part B inflation rebate scheme, under which, generally manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our product candidates, if successfully developed and approved. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our product candidates.

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

It is possible that the above-mentioned measures, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of additional cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on our product candidates, if any, may be.

Pharmaceutical Pricing and Reimbursement

Sales of ZULRESSO, zuranolone, if approved, and any other product candidates we successfully develop in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product or to manage utilization by, for example, requiring prior authorization, could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the U.S., healthcare providers are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. No uniform policy of coverage and reimbursement for drug products exists. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be set because the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for determining the reimbursement amount for the drug product. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will each be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We participate in the Medicaid Drug Rebate Program and other governmental programs. The Medicaid Drug Rebate Program and other governmental programs impose obligations to report certain pricing data to the federal government as well as other compliance obligations. Other programs impose limits on the price we are permitted to charge certain entities for our products. Statutory and regulatory changes or other agency action regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products for which we receive regulatory approval and could negatively impact our results of operations or expand our rebate liability. For example, effective in April 2022, Congress expanded the availability of postpartum coverage under Medicaid and the Children’s Health Insurance Program (CHIP).

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

The ACA (addressed further above in the section on “U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA. On December 31, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022). Our failure to comply with these price reporting and rebate payment options, as well as pharmaceutical benefit manager “accumulator” programs, could negatively impact our financial results.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019. It is unclear how HRSA will apply its enforcement authority under the regulation. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. HRSA has recently issued a proposed rule to modify the ADR process, which could impact the procedures that are used to determine whether we owe additional 340B discounts. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.

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

Congress also could enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations, which could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies, and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns.

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

Further, the IRA establishes Medicare Part B and Part D inflation rebate schemes (the first Part B inflation rebate period is in first quarter 2023; the first Part D inflation rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.

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

Employees and Human Capital

Our mission to pioneer solutions to deliver life-changing brain health medicines so every person can thrive depends on our ability to attract, develop, engage, and retain the industry’s highest quality talent across all dimensions of diversity. This understanding guides our approach to recruiting, managing and supporting our human capital resources. At Sage, we strive for a best-in-class working culture and a spirit of collaboration and inclusivity with a goal of supporting our team members and their families while we work to achieve our mission and evolve our business and culture as we grow. At Sage, we believe every voice matters and every contribution counts.

General Information. As of February 8, 2023, we employed 689 full-time employees, including 360 in research and development and 329 in selling, general and administrative and no part-time employees. Approximately 33 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Diversity, equity, and inclusion

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
•
Patients: Continue to grow and nurture long-term and transparent relationships to ensure diverse voices are represented.

Our commitment to diversity, equity, and inclusion is a core focus of our leadership team: nine of our seventeen leadership team members are women and/or from diverse racial and ethnic groups. As of year-end 2022, approximately 63% of our U.S. workforce identified as female and 30% identified as racially or ethnically diverse.

Compensation, Benefits and Ongoing Professional Development

Our vision is to fearlessly lead the way to create a world with better brain health, which requires everyone to consistently give their best. We aim to spur every single employee on to realize their true potential. To do this, we appreciate what it takes to be at one’s best, which is why we prioritize the health and well-being of all team members. To promote our employees’ continued well-being and development, we offer a variety of inclusive benefits and opportunities. We offer comprehensive work-life and income protection benefits, including health, dental, vision, life insurance, disability and retirement savings programs, paid time off and family leave, family planning, mental health days, caregiving support, a “be well” subsidy, technology benefits, tuition reimbursement and an employee assistance program. We continue to prioritize the needs of our employees through a robust listening strategy and are focused on assessing and responding to evolving needs.

Our employees are encouraged to take advantage of an array of professional and career development resources delivered through a variety of venues, including continued learning courses, online learning, company-wide coaching, podcasts, and leadership circles. We believe our investment in learning and growth gives us a competitive edge and our strategies are focused on optimal performance, ongoing professional growth, and future of work capabilities, with the following areas of focus:

•
Critical Leadership Capabilities: Build a culture where leaders drive inclusion, performance, curiosity, and personal and professional growth.
•
Create a change agile and integrated organization: Maximize our ability to collaborate and forge new pathways in the face of change.

•
Strengthen our commitment to personal and professional growth: Increase engagement and retention through learning investment in individual employees.

We are committed to fostering an environment in which everyone feels valued, respected, and empowered to contribute and provided access to the resources and opportunities to do their best work, while we strive to make a positive difference for patients and their families.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, or Annual Report, and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Annual Report, including in the foregoing Business section and later in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

Our future business prospects depend heavily on our ability, with our collaboration partner, Biogen, to gain regulatory approval of zuranolone (SAGE-217) in the U.S. as a treatment for major depressive disorder, or MDD, and postpartum depression, or PPD, and to successfully commercialize zuranolone in those indications, if approved. While our NDA for zuranolone is currently under review, we cannot be certain that the design and results of our development program for zuranolone will be sufficient to obtain regulatory approval of zuranolone for the treatment of MDD or PPD on the timelines we expect or at all. Even if we receive regulatory approval of zuranolone in MDD and PPD, our commercialization efforts with respect to zuranolone may not be successful.

Our future business prospects depend heavily on our ability, along with our collaboration partner, Biogen, to gain regulatory approval of zuranolone in the U.S. as a treatment for MDD and PPD.

Our NDA seeking approval of zuranolone for the treatment of both MDD and PPD was accepted for filing by the U.S. Food and Drug Administration, or FDA, and granted priority review in February 2023, with a Prescription Drug User Fee Act, as amended, or PDUFA, target action date for the NDA of August 5, 2023. The FDA may not approve zuranolone as a treatment for MDD and/or PPD on the timelines we expect, or at all. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract for the manufacture of zuranolone do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs. The FDA may find deficiencies in the conduct of clinical trials or nonclinical studies or in the preparation, collection or analysis of data from clinical and non-clinical studies submitted in our NDA. If our NDA for zuranolone is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee. The FDA may also approve zuranolone, but only for one of the indications described in our NDA or for only a specific subset of patients with MDD or PPD, or may impose other restrictions, such as limitations or restrictions in the approved label such as a boxed warning, contraindications or a REMS requirement. The FDA may not meet expected review timelines or may elect to extend the timeframe for their review, or there may be delays at any point in the regulatory review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone. Even if zuranolone is approved for marketing, it may not have the profile or market acceptance we expect in clinical practice after launch or the unmet need for new treatment options in MDD may not be as we significant as we expect or we may encounter reimbursement-related or other market-related issues in the commercialization of zuranolone. We and our collaborator may never be able to successfully commercialize zuranolone in the approved indications or to meet our expectations with respect to timing and revenues or profits from sales of such product.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop, gain regulatory approval of and commercialize our current and future product candidates beyond zuranolone. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our other product candidates, on the timelines we expect or at all, or that the results of our clinical trials or other activities under our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance such product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our such product candidates, if approved.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current and future product candidates beyond zuranolone. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators, as applicable, may not be able to demonstrate the efficacy and safety of any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. For example, in December 2019, we announced that the MOUNTAIN Study, a Phase 3 clinical trial of zuranolone for the treatment of MDD, did not meet its primary endpoint. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in our ongoing dose-ranging study of SAGE-324, the KINETIC 2 Study, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. Other decisions or actions of the FDA or other regulatory agencies may affect our plans, progress or results.

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

Our ongoing and planned development activities may be negatively impacted by a number of factors, including the downstream effects of the COVID-19 pandemic. Widespread healthcare and vendor staffing shortages and increased competition for patients and clinical sites may make it difficult to enroll patients in our clinical trials and/or identify and activate participating clinical sites for our trials, may cause other delays at clinical trial sites and/or vendors, and may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials due to capacity and resource constraints, given the increase in the number of clinical trials being conducted as pandemic-related restrictions have lifted. These factors may substantially slow clinical site identification and activation and enrollment in our clinical trials, or cause us to pause trials, which may, in each case, significantly impact our ability to meet our expected timelines, budgets, or other plans. For example, as a result of a slower than anticipated pace of enrollment, we now expect to complete enrollment in our KINETIC 2 Study of SAGE-324 in late 2023, rather than in late 2022 as we had initially projected.

In response to these challenges during the COVID-19 pandemic, we or our clinical sites implemented measures to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection, and some clinical sites imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Some of these restrictions and limitations could be implemented again in the future, including in connection with the emergence of new COVID-19 strains. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

Our first product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for PPD in adults, and was made commercially available in June 2019. We may never be able to generate meaningful revenues from sales of ZULRESSO or revenues at levels or on timing necessary to support our investment and goals. Our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and by the direct and indirect impacts of the COVID-19 pandemic. Some or all of these factors are expected to continue to impact revenues negatively in the future.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. These barriers were compounded by the COVID-19 pandemic and continue to be impacted by its related disruptive effects on the U.S. healthcare system, and other changes to the macroeconomic environment.

The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe that, at certain points during the COVID-19 pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have now been compounded by healthcare staffing shortages and other changes to the macroeconomic environment. Given the ongoing disruption to the healthcare system in the U.S., including as a result of staffing shortages, we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted by these factors.

Our commercial efforts for ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach will continue to substantially limit the revenue opportunity for ZULRESSO, and may make it difficult for us to achieve revenue growth and meet our revenue goals. Given this approach, the number of new healthcare settings that become treating sites for ZULRESSO, if any, is also expected to be limited. We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons, including staffing shortages. Healthcare settings that are active treating sites may also limit capacity used for ZULRESSO infusions.

We continue to encounter other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•
Some women with PPD who need treatment find it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry that is part of the REMS process or may be concerned about the risk of excessive sedation and sudden loss of consciousness.
•
More healthcare providers than we expected have been unwilling to accept ZULRESSO as a treatment paradigm for women with PPD and this may continue; we believe this unwillingness is due primarily to the product profile and reimbursement challenges associated with ZULRESSO.
•
We compete with lower cost antidepressants.
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
•
If zuranolone is successfully approved for PPD and commercialized, it could further limit our commercial opportunity for ZULRESSO.

We also expect to continue to encounter challenges related to coverage and reimbursement of ZULRESSO. These include restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed, requirements that other treatments be used prior to ZULRESSO, or other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion. For example, the availability, terms and timing of coverage for ZULRESSO by state Medicaid systems is expected to continue to vary significantly by state, and we encounter states that impose significant coverage restrictions or lengthy delays on reimbursement of ZULRESSO. Similarly, certain healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. A number of healthcare settings that are willing to administer ZULRESSO to women with PPD who have commercial insurance do not currently treat Medicaid patients, which adversely affects our ability to generate revenue from ZULRESSO.

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

We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development of our product candidates, as part of an expanded access program, if initiated for any of our products or product candidates, in commercial use or in post-approval studies of any approved product. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, zuranolone, any other current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, zuranolone, any other existing or future product candidate or any future approved product:

•
regulatory authorities may withdraw, withhold or limit their approval of such products;
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

We have been granted priority review of our NDA seeking approval of zuranolone for the treatment of MDD and PPD. We may seek priority review of future NDA submissions with the FDA, if our development efforts with respect to other product candidates are successful, but the FDA may not grant such priority review. Even if the FDA grants priority review for an NDA, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times in recent history and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The COVID-19 pandemic, its related downstream effects, and changes to the macroeconomic environment have adversely impacted and may continue to adversely impact our business, including our sales of ZULRESSO and our initiation, conduct and completion of non-clinical studies and clinical trials.

The COVID-19 pandemic in the U.S. resulted in a significant number of sites of care pausing treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe, at certain points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have since been compounded by healthcare staffing shortages and other changes to the macroeconomic environment. Given the ongoing disruption to the healthcare system in the U.S., including as a result of staffing shortages, we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted by these factors.

As a result of the COVID-19 pandemic, its downstream effects, and changes to the macroeconomic environment we could observe delays or other disruptions that may negatively impact our ongoing and planned development activities, including the timing of initiation and completion of non-clinical studies and clinical trials or the integrity, completeness or usefulness of the data we collect in those studies or trials. These delays and disruptions may include:

•
delays or difficulties in qualifying clinical sites and in clinical site activation, or the diversion of other healthcare resources and personnel, due to healthcare and vendor staffing shortages or as a result of recommended or required precautions or limitations that could be implemented in the future;
•
delays or difficulties in enrolling patients in our clinical trials, including, for example, with respect to recruiting older patients as we saw in certain clinical trials at certain times during the pandemic, or an increase in the number of patients withdrawing from our clinical trials prior to completion as a result of concerns about potential future variants of COVID-19 or as a result of recommended or required precautions or limitations intended to curb the spread of the virus, or the potential that patients in our trials may have or contract COVID-19 or potential future variants of the virus which may impact the trial results;
•
delays or disruptions in non-clinical studies due to precautions taken by contract research organizations, or CROs, or other vendors in response to potential future restrictions recommended or imposed by federal, state or local authorities;
•
limitations or modifications to study procedures, the number and type of study visits or data collection or data analysis activities, or other restrictions on other key clinical trial activities such as monitoring and auditing, in response to potential variants of COVID-19 or as a result of future restrictions imposed or recommended by federal, state or local governments;
•
interruption or delays in the operations of the FDA and foreign regulatory agencies, including as a result of staffing shortages or other resource constraints, which may impact timelines for initiation of clinical trials, amendments of protocols, inspections of manufacturing facilities and review of regulatory submissions;
•
interruption of, or delays in, availability of supplies of our product candidates if the COVID-19 pandemic continues in surges or recurs in waves for an extended period, including the potential for shortages of raw materials, other drugs or materials used in our clinical trials, or staff available to our contract manufacturing organizations or other vendors in the supply chain or as the result of restrictions or limitations in their businesses or activities; and
•
limitations on employee resources that would otherwise be focused on the conduct of our non-clinical studies and clinical trials, including due to illness as a result of potential future waves of variants of COVID-19.

Additionally, future surges of COVID-19 may cause economic disruptions and may in the future adversely impact the capital markets and make additional capital unavailable to us on acceptable terms, or at all if we were to seek it. There may also be other long-term negative effects of the COVID-19 pandemic that may negatively affect general economic conditions and adversely impact our ability to access the capital markets in the future.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

Our first product, ZULRESSO, has been approved in the U.S. for the treatment of PPD in adults. We completed a rolling submission of an NDA to the FDA seeking approval of zuranolone for the treatment of MDD and PPD in December 2022. We are developing SAGE-324 as a potential oral therapy for neurological conditions, such as essential tremor, epilepsy and Parkinson’s disease. We are developing SAGE-718 as a potential treatment for cognitive dysfunction associated with Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to PPD, MDD, essential tremor and the other indications for which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of patients with PPD,

MDD, essential tremor, Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, or any other indication for which we elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the market for ZULRESSO and the potential market for zuranolone and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing or in frequency or duration of dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, in our ongoing dose-ranging study of SAGE-324, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. Any of these studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

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
•
delay or inability to satisfy the requirements for clinical trials conducted in the EU, if applicable, pursuant to Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation;
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

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of zuranolone to produce validation batches, and, if zuranolone is approved by the FDA, to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers to manufacture sufficient quantities of SAGE-324, SAGE-718, SAGE-689 and our other product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency, which we expect to occur in connection with our NDA for zuranolone for the treatment of MDD and PPD, which is under review by the FDA. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products. For example, if the FDA were to find deficiencies in connection with a pre-approval inspection related to our zuranolone NDA submission, the FDA could issue a Form 483 documenting one or more deficiencies, require we provide and comply with a corrective action plan, or determine that our NDA is not approvable in its then-current form.

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

We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We have a long-term supply agreement with our contract manufacturer for zuranolone drug product, but we do not have a long-term supply agreement with any of our contract manufacturing organizations, or CMOs, for zuranolone drug substance and do not have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or SAGE-718. Each batch of drug substance and drug product for our product candidates, with the exception of zuranolone drug product, is individually contracted through a purchase order governed by master service and quality agreements.

If our existing CMOs for our other product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product or successfully complete development of our current or future product candidates.

Zuranolone, if approved, or any other future products, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from its sales.

The commercial success of zuranolone, if approved by the FDA, or any of our other current or future product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among healthcare professionals, patients, policy-makers and healthcare payors, and reimbursement at sufficient levels.

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

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for zuranolone, if approved, and any other approved products that we develop could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Market acceptance with respect to zuranolone, if approved, or any of our other product candidates that we successfully develop will depend on a number of factors, including, among others:

•
the efficacy and safety of our products as demonstrated in clinical trials;
•
the potential and perceived advantages and limitations of our products over current or future alternative treatment options, including in the case of zuranolone, if approved, the availability of lower cost antidepressants;
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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including zuranolone for the treatment of MDD and PPD, if approved in those indications, may require significant resources and may never be successful. If zuranolone, if approved, or any other product candidates that may be approved in the future, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

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

Our most advanced product candidate is zuranolone, for which we filed an NDA with the FDA seeking approval for the treatment of MDD and PPD. Patients with MDD are typically treated with a variety of antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If approved, zuranolone may also face competition for the treatment of MDD from AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion, an FDA-approved antidepressant affecting norepinephrine and dopamine, which such combination formulation was approved in August 2022 by the FDA for the treatment of MDD in adults. Zuranolone, if approved, may also face competition from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which was recently approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD. Furthermore, if zuranolone is successfully approved for PPD and commercialized, it could further limit our commercial opportunity for ZULRESSO.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., or Marinus. In March 2022, Marinus announced that the FDA had approved ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. for the treatment of epilepsy and panic disorder.

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

A number of companies are working to develop products designed to modulate the NMDA receptor. Aptinyx Inc. has two Phase 2 NMDA receptor modulators in development for multiple indications, targeting two indications each, including NYX-458 being developed for the treatment of cognitive impairment in Parkinson’s disease. Novartis AG, following its acquisition of Cadent Therapeutics, Inc., is also developing its own NMDA receptor positive allosteric modulator, CAD-9303, which is currently being investigated in cognitive impairment associated with schizophrenia. In addition, Vaccinex, Inc. is evaluating VX15/2503, a monoclonal antibody against the protein semaphorin 4D (SEMA4D), as a treatment for cognitive impairment in Huntington's disease. Several companies have developed or are developing products for the treatment of Alzheimer's disease.

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

The success of our business depends upon our and our collaborators’ ability to successfully develop, gain approval of and commercialize products based on our current product candidates and on our ability to generate new compounds for development in the future and to successfully complete the non-clinical work necessary to file INDs to pursue clinical development of such new compounds. Our research programs may fail to generate new compounds that meet the standards for non-clinical development, and, if even we are successful in generating such compounds, we may not be able to produce the non-clinical and other data necessary to support IND applications for clinical development, in each case in the number or at the rate we expect or at all for a number of reasons. For example, we may not be able to identify a sufficient number of new targets in areas of interest to us. Our research methodology may be unsuccessful in generating a sufficient number of new compounds appropriate for non-clinical testing in the target areas we identify. Even if we generate new compounds in areas of interest to us, we may determine that those compounds are not appropriate for non-clinical development, or we may generate data in non-clinical development that do not support IND filings for clinical development. We may not have, or devote, sufficient technical, financial, and human resources to our research efforts at the various stages needed to identify targets, generate compounds, conduct non-clinical studies and prepare INDs. Additional potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates not appropriate for further development or unlikely to receive marketing approval. Further, even if we generate new compounds in areas of interest, we may determine that those compounds are not worth pursuing for strategic reasons, including new legislation that may impact the viability of commercializing such compounds, if approved.

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
•
form relationships with other entities, some of which may be our competitors; or
•
be impacted by the downstream effects of the COVID-19 pandemic, including changes to the macroeconomic environment in ways that adversely affect our business.

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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. If we become obligated to restate or recalculate the amounts we report under these programs, our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and our price discounts and rebates could be increased. Additionally, we could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and other federal or state drug pricing programs, including retroactive rebates and program refunds, and if we are found to have knowingly submitted false average manufacturer price or best price information to the government, civil monetary penalties per item of false information. Certain failures to submit required data could result in a civil monetary penalty for each day the information is late beyond the due date and be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program, or, if we fail to comply with 340B program requirements, the Health Resources and Services Administration, or HRSA, could decide to terminate our 340B program participation agreement. In the event that CMS terminates our rebate agreement or HRSA terminates our 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. We are also subject to civil monetary and other penalties applicable to the drug pricing negotiation program and Part B and Part D inflation rebate programs, as discussed further below under the risk factor entitled “Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.”

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

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and will play a similar role with respect to zuranolone, if approved and any of our other future product candidates, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

We must comply with numerous federal, state and non-U.S. laws which govern the privacy and security of health and other personal information. As described above, to the extent applicable to our business activities, HIPAA imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, when we conduct clinical trials in the U.S., any personal information that is collected in connection with these trials also is regulated by the Federal Policy for the Protection of Human Subjects (the Common Rule) which creates obligations for our company when conducting these trials.

We plan to enroll subjects in our ongoing or future clinical trials in the European Union, or EU, or other countries. When we do so, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged. The United Kingdom’s, or UK’s, exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations that went into effect on January 1, 2023. In November 2020, California voters approved the California Privacy Rights Act, or CPRA, ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or the CPPA. New implementing regulations will be issued under the CPRA that may lead to new or additional obligations for us. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. At least four states have passed similar general privacy legislation that may impact our business activities in the future, and additional states are evaluating similar kinds of general privacy legislation. In addition, there are substantial efforts at the federal level to pass a national data privacy law that may impact our business activities. The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation of CCPA and other enacted or potential laws in other states and at the federal level exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal data and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. We have implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other federal and state legislation, on our business as additional information and guidance becomes available.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the third-party processing, storage and transmission of such information. In certain situations, both in the U.S. and in other countries, we also may be obligated as a result of a security breach to notify individuals and/or government entities about these breaches.

Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may impact our activities with companies in the EU, and any potential future business operations in the EU.

The FDA and other regulatory and enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of unapproved, or "off-label" uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZULRESSO, zuranolone, if approved, or any of our other future approved products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

The pricing of prescription pharmaceuticals in foreign markets is subject to foreign governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In the U.S., recent legislative and administrative policies and proposals signal a desire to lower drug prices in the U.S. As a result, we or our collaborators outside the U.S. in the future may be limited in the prices we are able to charge for our products in the U.S. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our collaborators and the potential profitability of our products in those countries would be negatively affected.

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

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from ZULRESSO, zuranolone, if approved, or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, provided a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (subsequently modified by the IRA, as discussed below).

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

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

The IRA was signed into law by President Biden in August 2022. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for certain outpatient prescription drug coverage, as well as Medicare Part B. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with negotiated prices subject to a cap and first set to take effect in 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (the first Part B inflation rebate period is in first quarter 2023; the first Part D inflation rebate period is fourth quarter 2022 through third quarter 2023); and replaces the Part D coverage gap discount program with a new Part D discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years of these programs. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program.

Specifically, with respect to price negotiations, Congress authorized CMS to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. Drugs may be selected for negotiation only once they are at least seven years post-approval (such that they will be nine years post approval when first subject to the maximum negotiated price) and biologics may be selected for negotiation 11 years post approval (such that they will be 13 years post-approval when first subject to the maximum negotiated price). It does not apply to drugs and biologics that have been approved for a single rare disease or condition. We could be at risk of government action if, in the future, any of our products are the subject of Medicare price negotiations. In that event, the outcome of the Medicare price negotiations, which will be made publicly available, may also impact negotiations on pricing and discounts with commercial payers. These risks as to pricing may further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if the pricing of any of our products are the subject of Medicare price negotiations. As a result, these risks may also impact the development decisions we make with respect to our products.

Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the IRA by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs reimbursed under Medicare Part D whose price increases exceed inflation and caps Medicare out-of-pocket drug costs beginning in 2025, at $2,000 a year, subject to an adjustment for inflation thereafter. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with these programs. In addition, the IRA potentially raises risks related to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by eliminating the coverage gap starting in 2025, reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and imposing price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

It is unclear how the IRA will be implemented. We further cannot predict with certainty what impact the IRA or any other federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. There may be additional Congressional and administrative efforts to address drug pricing.

At the state level, legislatures have increasingly passed legislation and agencies have implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and price transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare or limiting exclusivity periods for pharmaceutical products. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for ZULRESSO and for zuranolone, if approved, or any of our other product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the amount of taxes that we are required to pay; and
•
the availability of capital.

We expect that the measures discussed above, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZULRESSO, successfully commercialize zuranolone or any other products if approved in the future, and achieve profitability.

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

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks or cloud platforms. We also could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act, or the FTC Act. The Federal Trade Commission, or the FTC, expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The guidance of the FTC for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule, which establishes national standards for covered entities to protect individuals’ electronic personal health information. The HIPAA Security Rule requires covered entities to have appropriate administrative, physical and technical safeguards to help ensure the confidentiality, integrity, and security of electronic protected health information. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information. Any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company that has not generated significant revenue to date. We have incurred significant operating losses since our inception, and anticipate that we will incur losses for the foreseeable future.

We are a biopharmaceutical company with only one approved product, and only began generating revenue from product sales in the second quarter of 2019.Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2022, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of December 31, 2022, our cash, cash equivalents and marketable securities were $1.3 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $532.8 million for the year ended December 31, 2022, and our accumulated deficit was $2.0 billion as of December 31, 2022.

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

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited. Our ability to generate significant product revenue from any future approved product depends on a number of factors, including, but not limited to:

•
our ability to successfully obtain marketing approval of zuranolone in the U.S. for the indications and on the timelines we expect;
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

If we are unable to generate significant product revenue and/or revenue from our collaborations on a sustained basis, we will not become profitable, and may be unable to continue operations without continued funding.

We may need to raise additional funding at some point in the future, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company will be diluted.

We are currently commercializing ZULRESSO, have filed for marketing approval of zuranolone in the U.S. for the treatment of adults with MDD and PPD, have begun our permitted pre-launch and launch-readiness activities associated with the potential approval of zuranolone, and are advancing our other product candidates through non-clinical and clinical development. Commercializing a product and developing additional small molecule products are expensive. We expect our research and development expenses and selling, general and administrative expenses to increase, particularly as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324 and prepare for the potential commercial launch of zuranolone, including in support of permitted pre-launch and launch-readiness activities associated with zuranolone. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2022, our cash, cash equivalents and marketable securities were $1.3 billion. We expect that our existing cash, cash equivalents and marketable securities, in addition to anticipated funding from our ongoing collaborations, excluding revenues and milestones, will be sufficient to fund our anticipated level of operations through 2024. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development or regulatory activities or in our commercialization efforts, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders. For example, after the announcement of the topline results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the success or failure of our efforts to: receive FDA approval of our NDA for zuranolone for the treatment of MDD and PPD on a timely basis or at all;
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

Item 3. Legal Proceedings

We may from time to time become involved in legal proceedings relating to claims arising from our ordinary course of business, including claims related to contracts, employment arrangements, operating activities, intellectual property or other matters. We are not currently subject to any legal proceeding that we believe would have a material adverse impact on our financial position, results of operations or cash flows or other material legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 18, 2014, our common stock began trading on the Nasdaq Global Market under the symbol “SAGE”. Prior to that time, there was no public market for our common stock.

Stockholders

As of February 8, 2023, there were six stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2018 through December 31, 2022, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2017 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

* $100 invested on December 31, 2017 in stock or index.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, for the year ended December 31, 2022, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Part I, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, on pages 89 through 110, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 24, 2022.

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. We are currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry. Our focus as a company is on brain health, and we are currently targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders.

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

We also are developing a portfolio of other novel compounds that target GABAA receptors including our most advanced product candidate, zuranolone (SAGE-217). Zuranolone is a novel oral compound for the treatment of major depressive disorder, or MDD, and PPD. In December 2022, we, and our collaboration partner, Biogen, completed submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval of zuranolone for the treatment of both MDD and PPD. The NDA was accepted for filing and granted priority review by the FDA in February 2023, with a Prescription Drug User Fee Act, as amended, or PDUFA, target action date of August 5, 2023. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022 and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors.We may in the future develop zuranolone for other affective disorders.

To date, we have completed six pivotal clinical trials of zuranolone, four in MDD and two in PPD. The completed pivotal trials evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We announced results from the following clinical trials of zuranolone in either 2021 or 2022:

•
SKYLARK Study (completed)

In June 2022, we announced that the SKYLARK Study, a Phase 3 placebo-controlled clinical trial evaluating a two-week course of zuranolone 50 mg in women with PPD, met its primary and all key secondary endpoints.

•
CORAL Study (completed)

In February 2022, we announced that the CORAL Study, a placebo-controlled Phase 3 clinical trial evaluating a two-week course of zuranolone 50 mg, when co-initiated with a newly administered open-label standard antidepressant therapy, or ADT, compared with open-label standard of care ADT co-initiated with placebo, as an acute rapid response treatment in patients with MDD, met its primary endpoint and key secondary endpoint.

•
WATERFALL Study (completed)

In June 2021, we announced that the WATERFALL Study, a pivotal, Phase 3, double-blind, randomized, placebo-controlled clinical trial evaluating the efficacy and safety of zuranolone 50 mg in adults aged 18 to 64 years with MDD, met its primary endpoint.

•
SHORELINE Study (ongoing)

In March and December 2021, we reported positive topline 12-month data from both the 30 mg cohort and a portion of the 50 mg cohort of the SHORELINE Study, an open-label Phase 3 clinical trial of zuranolone in MDD, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in the 50 mg cohort of the study has been completed and the study is ongoing.

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

We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. In September 2021, Shionogi reported completion of a Phase 2 clinical trial of zuranolone for the treatment of patients with moderate to severe MDD in Japan, which Shionogi reported achieved its primary endpoints. Shionogi has also reported that it is conducting two Phase 3 trials of zuranolone for the treatment of patients with moderate to severe MDD as a monotherapy and as an add-on to other antidepressants, and announced that, pending results from these trials, it is aiming to submit an NDA to the Pharmaceuticals and Medical Devices Agency in Japan in the first quarter of 2024 seeking approval of zuranolone for the treatment of MDD.

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

The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease. SAGE-718 is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed SAGE-718 over three months.

•
SURVEYOR Study

In March 2022, we initiated the SURVEYOR Study, a placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study to evaluate the long-term safety and tolerability of SAGE-718 in patients with Huntington’s disease cognitive impairment.

We are also evaluating SAGE-718 for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In May 2021, we announced results from the first part of a Phase 2a open-label study of SAGE-718 evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. Data from the PARADIGM Study showed that SAGE-718 had a positive impact on multiple domains of cognition, including executive function and learning and memory. As expected, no appreciable effect was observed on measures of simple attention or reaction time in keeping with the profile of SAGE-718 based on data to date. We have completed a four-week dosing cohort in the PARADIGM Study to gather additional data in the Parkinson’s disease patient population and presented results in October 2022. In March 2022, we initiated a double-blind, placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease, known as the PRECEDENT Study. The PRECEDENT Study is designed to evaluate the safety and efficacy of SAGE-718 in patients with mild cognitive impairment due to Parkinson’s disease over 42 days, followed by a controlled follow-up period.

In December 2021, we reported topline data from a Phase 2a open-label clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, known as the LUMINARY Study. Data from the LUMINARY Study showed treatment with SAGE-718 resulted in consistent improvement across multiple tests of executive performance, as well as improvement on key tests of learning and memory. SAGE-718 has been well-tolerated in studies to date. In December 2022, we initiated the LIGHTWAVE Study, a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.0 billion as of December 31, 2022. Our net losses were $532.8 million and $457.9 million for the years ended December 31, 2022 and 2021, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase in the foreseeable future in connection with our ongoing activities, including if and as we:

•
continue our development efforts for zuranolone, including work to complete the open-label SHORELINE Study of zuranolone in MDD; advance our permitted pre-launch and launch-readiness activities with respect to zuranolone, and commercialize zuranolone in MDD and PPD, if approved; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;
•
continue our commercialization efforts with respect to ZULRESSO for the treatment of PPD in the U.S., with a primary focus on geographies that have existing, active ZULRESSO treating sites;
•
complete the ongoing and planned clinical trials of SAGE-324 as part of our strategic collaboration with Biogen;
•
complete ongoing and planned clinical trials of SAGE-718;
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
•
prepare and file NDAs with the FDA and conduct permitted pre-launch activities with respect to any of our other product candidates that we believe have been successfully developed;
•
commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•
continue to add personnel at the appropriate time, as our efforts and activities progress, including personnel to support ongoing zuranolone commercialization efforts, such as launch planning, permitted payor engagements, scientific exchange, disease awareness education, and ongoing product development, and to support launch of zuranolone in MDD and PPD, if approved;
•
evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone and SAGE-324 in the European Union and other jurisdictions outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;
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

Until such time that we can generate significant revenue on a sustained basis from product sales and/or from collaborations, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZULRESSO, zuranolone, if approved, or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2022, in addition to anticipated funding from our ongoing collaborations, excluding revenues and milestones, will enable us to fund our operating expenses and capital expenditure requirements through 2024. See “—Liquidity and Capital Resources”.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO as a treatment for PPD, in June 2019.

Our revenue from sales of ZULRESSO has been negatively impacted by significant barriers arising from the complex requirements for administration of the treatment and by the COVID-19 pandemic. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements are expected to continue to limit future ZULRESSO revenue growth.

These barriers have been compounded by the COVID-19 pandemic, its related disruptive effects on the U.S. healthcare system, and other changes to the macroeconomic environment. The spread of COVID-19 in the U.S. resulted in a significant number of sites of care pausing, limiting or delaying treatment of new patients with ZULRESSO and potential new sites of care pausing site activation activities for a period of time. We believe that, at certain points during the pandemic, concerns about exposure to the virus or its variants caused a significant and sustained reduction in the number of women with PPD seeking treatment with ZULRESSO and in the number of physicians willing to prescribe it, and that difficulties in accessing treatment with ZULRESSO have since been compounded by healthcare staffing shortages and other changes to the macroeconomic environment. Given the ongoing disruption to the healthcare system in the U.S., including as a result of staffing shortages, we cannot predict for how long and to what extent ZULRESSO sales will be adversely impacted by these factors.

Our ZULRESSO commercial operations, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts will continue to substantially limit the revenue opportunity for ZULRESSO.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of

6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen will be the principal and record sales of SAGE-217 products globally. We will be the principal and record sales of SAGE-324 products in the U.S. and Biogen will record sales of SAGE-324 Products in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

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

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as research and development expense or selling, general and administrative expense in the event of a payment to the collaborative partner in a period, or a reduction to these expense line items in the event of a reimbursement from the collaboration partner in a period, as appropriate. For further discussion regarding the accounting for collaborative arrangements, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

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
•
other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities, including the rolling NDA submission for zuranolone for the treatment of MDD and PPD which we completed in December 2022, as well as preparation for a potential FDA Advisory Committee meeting in connection with such filing;
•
payments made under our third-party license agreements; and
•
a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the years ended December 31, 2022 and 2021, we recorded net reimbursement of $73.2 million and $79.8 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

In addition, the COVID-19 pandemic and its downstream effects, such as healthcare and vendor staffing shortages and disruption to the U.S. healthcare system, and/or the impact of other macroeconomic and geopolitical conditions, may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions, staffing shortages, or other changes to the macroeconomic environment, or from continuing concerns about the COVID-19 pandemic, may substantially slow clinical site identification and activation and enrollment in our clinical trials, may impair or delay the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have experienced slower than anticipated recruitment in certain clinical trials, including our ongoing KINETIC 2 Study of SAGE-324 in patients with essential tremor, for which we now expect to complete enrollment in late 2023, rather than in late 2022 as we had initially projected.

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

Any failure to complete any stage of the development of any potential product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with not completing our programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part I, Item 1A of this Annual Report under the heading “Risk Factors”.

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

Our ongoing commercial efforts with respect to ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase significantly in the future as we prepare for potential commercialization of zuranolone, engage in permitted pre-approval activities, recruit, train, and retain a direct sales force and commercialize zuranolone, if approved, and as we progress development efforts of our other current or future product candidates and commercialize those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the years ended December 31, 2022 and 2021, we recorded net reimbursement of $2.2 million and $11.3 million, respectively, from Biogen that was deducted from our selling, general and administrative expenses because we incurred a greater amount of these expenses than Biogen.

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

Revenue Recognition

We generate revenue from the sale of ZULRESSO, which was approved by the FDA in March 2019 and we subsequently began selling in June 2019, and from collaboration and supply agreements with our collaborators. To date, revenue from collaboration agreements has come from initial, upfront payments allocated to licenses of intellectual property delivered to our collaborators and from the supply of material for clinical trials under a supply agreement.

Under ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, an entity recognizes revenue when or as performance obligations are satisfied by transferring control of promised goods or services to a customer, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed our arrangements with Shionogi and Biogen and concluded that a significant financing component does not exist for either arrangement. For arrangements with licenses of intellectual property that include sales-based royalties or milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties or milestone payments relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty or milestone payment has been allocated has been satisfied.

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

Product Revenue, Net

We recognize product revenues, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss). We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at December 31, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. We did not have any contract liabilities at December 31, 2022, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2022 and 2021, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

Government Rebates: We are subject to discount obligations under government programs, including Medicaid. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenue and a current liability that is included in accrued expenses on our consolidated balance sheets. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Trade Discounts and Allowances: We generally provide customary invoice discounts on ZULRESSO sales to our customers for prompt payment and we pay fees for sales order management, data, and distribution services. We estimate our customers will earn these discounts and fees and deduct these discounts and fees in full from gross ZULRESSO revenue and accounts receivable at the time we recognize the related revenue.

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

Product Returns: Consistent with industry practice, we offer product return rights to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in our return goods policy. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on our consolidated balance sheets. Product returns have been not significant to date and are not expected to be significant in the future.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model described above and presents the arrangement as collaboration revenue in the consolidated statements of operations and comprehensive income (loss).

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

Stock-Based Compensation

We recognize compensation expense for stock-based awards, including grants of stock options and restricted stock units, granted to employees, non-employee directors and non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. We recognize stock-based compensation expense for only the portion of awards that are expected to vest.

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

The expected term of the stock options granted to employees, non-employee directors and non-employee consultants by us has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the date of grant for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

The fair value of each stock option granted under our equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	0%	0%	0%
Expected volatility	73%	76%	78%
Risk-free interest rate	2.49%	0.63%	0.97%
Expected term	6.03 years	5.92 years	5.98 years

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

As of December 31, 2022, we had unrecognized stock-based compensation expense related to our outstanding and unvested time-based stock option awards of $61.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.94 years.

As of December 31, 2022, 650,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $8.2 million and the timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved.

As of December 31, 2022, 160,403 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $5.0 million.

As of December 31, 2022, 1,255,078 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $62.4 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Product revenue, net	$7,686	$6,308	$1,378
Operating costs and expenses:
Cost of goods sold	813	553	260
Research and development	326,163	283,166	42,997
Selling, general and administrative	227,699	183,498	44,201
Total operating costs and expenses	554,675	467,217	87,458
Loss from operations	(546,989)	(460,909)	(86,080)
Interest income, net	14,190	2,883	11,307
Other income, net	15	134	(119)
Net loss	$(532,784)	$(457,892)	$(74,892)

Product Revenue, Net

During the years ended December 31, 2022 and 2021, we recognized $7.7 million and $6.3 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

Collaboration Revenue

During the years ended December 31, 2022 and 2021, we recognized no collaboration revenue from our agreement with Shionogi or collaboration revenue – related party from our agreement with Biogen.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. We have the potential to receive milestone payments totaling $225.0 million related to the first commercial sale of zuranolone in MDD and PPD in the U.S., if zuranolone is approved for marketing. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 6, Collaboration Agreements in the Notes to Consolidated Financial Statements, appearing elsewhere in this Annual Report.

Cost of Goods Sold

During the years ended December 31, 2022 and 2021, cost of goods sold was $0.8 million and $0.6 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the years ended December 31, 2022 and 2021. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$93,440	$122,256	$(28,816)
SAGE-324	31,496	18,771	12,725
SAGE-718	45,862	25,440	20,422
Other research and development programs	72,575	59,633	12,942
Unallocated expenses	130,129	87,168	42,961
Stock-based compensation	25,888	49,746	(23,858)
Net reimbursement from Biogen	(73,227)	(79,848)	6,621
	$326,163	$283,166	$42,997

Research and development expenses for the year ended December 31, 2022 were $326.2 million, compared to $283.2 million for the year ended December 31, 2021. The increase of $43.0 million was primarily due to the following:

•
a decrease of $28.8 million in expenses for development of zuranolone, primarily due to completion of the WATERFALL Study and the CORAL Study;

•
an increase of $12.7 million in expenses for development of SAGE-324, primarily due to activities directed towards the conduct of Phase 2 clinical trials which were initiated during 2021 and 2022;

•
an increase of $20.4 million in expenses for development of SAGE-718, primarily due to activities directed towards the conduct of Phase 2 clinical trials which were initiated during 2021 and 2022;

•
an increase of $12.9 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;

•
an increase of $43.0 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our operations;

•
a decrease of $23.9 million in non-cash stock-based compensation expense. The decrease was primarily due to grants of stock options with high exercise prices that became fully vested before or during the year ended December 31, 2022, resulting in less expense than in the year ended December 31, 2021. The decrease was also due to the recognition of $9.8 million of expense related to performance-based vesting criteria during the year ended December 31, 2021. No expense was recognized related to the achievement of performance-based vesting criteria during the year ended December 31, 2022; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $6.6 million. For the year ended December 31, 2022, the amount of net reimbursement was $46.4 million for zuranolone, $15.8 million for SAGE-324 and $11.0 million for costs that are reimbursable and included in unallocated expenses. For the year ended December 31, 2021, the amount of net reimbursement was $61.1 million for zuranolone, $9.4 million for SAGE-324 and $9.3 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the increase in spending by Biogen for zuranolone.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Personnel-related	$88,078	$52,100	$35,978
Stock-based compensation	35,714	54,883	(19,169)
Professional fees	56,833	43,428	13,405
Other	49,304	44,369	4,935
Net reimbursement from Biogen	(2,230)	(11,282)	9,052
	$227,699	$183,498	$44,201

Selling, general and administrative expenses for the year ended December 31, 2022 were $227.7 million, compared to $183.5 million for the year ended December 31, 2021. The increase of $44.2 million was primarily due to the following:

•
an increase of $36.0 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to zuranolone and in anticipation of a potential commercialization of zuranolone, if approved;

•
a decrease of $19.2 million in non-cash stock-based compensation expense. The decrease was primarily due to grants of stock options with high exercise prices that became fully vested before or during the year ended December 31, 2022, resulting in less expense than in the year ended December 31, 2021. The decrease was also due to the recognition of $6.7 million of expense related to performance-based vesting criteria during the year ended December 31, 2021. No expense was recognized related to the achievement of performance-based vesting criteria during the year ended December 31, 2022;

•
an increase of $13.4 million in professional fees, primarily due to permitted pre-launch and launch-readiness activities with respect to zuranolone;

•
an increase in other expenses of $4.9 million, primarily due to an increase in corporate infrastructure costs, such as information technology costs, to support the growth in our operations; and

•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $9.1 million. For the year ended December 31, 2022, the amount of net reimbursement from Biogen to us was $3.6 million for external costs and the amount of net reimbursement from us to Biogen for personnel-related costs was $1.3 million. For the year ended December 31, 2021, the amount of net reimbursement from Biogen to us was $9.3 million for external costs and $2.0 million for personnel-related costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of a potential commercialization of zuranolone, if approved.

Interest Income, Net and Other income, Net

Interest income, net, and other income, net, for the years ended December 31, 2022 and 2021 were $14.2 million and $3.0 million, respectively. The primary reason for the increase was the increase in interest rates.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of December 31, 2022, we had an accumulated deficit of $2.0 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through December 31, 2022, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of December 31, 2022, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.3 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(460,036)	$(378,182)
Investing activities	325,433	(1,002,448)
Financing activities	3,070	13,334
	$(131,533)	$(1,367,296)

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities primarily resulted from our net loss of $532.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $5.7 million, partially offset by $67.1 million of non-cash items.

During the year ended December 31, 2021, net cash used in operating activities primarily resulted from our net loss of $457.9 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $18.5 million, partially offset by $98.2 million of non-cash items.

Investing Activities

During the years ended December 31, 2022 and 2021, net cash provided by investing activities was $325.4 million and net cash used by investing activities was $1.0 billion, respectively. During the years ended December 31, 2022 and 2021, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio. Additionally, during the year ended December 31, 2021, we invested the majority of the cash that we received from Biogen under the Biogen Collaboration Agreement and the Biogen Equity Purchase in marketable securities.

Financing Activities

During the years ended December 31, 2022 and 2021, net cash provided by financing activities was $3.1 million and $13.3 million, respectively. The decrease was mainly due to a decrease of proceeds from the exercises of stock options.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2022, in addition to anticipated funding from our ongoing collaborations, excluding revenues and milestones, will enable us to fund our operating expenses and capital expenditure requirements through 2024. During that time, we expect research and development and selling, general and administrative expenses to increase as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324; advance regulatory, engage in permitted pre-launch and launch-planning activities for zuranolone; prepare for the potential commercial launch of zuranolone; expand our research activities; and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•
our ability to successfully receive FDA approval of our NDA to market zuranolone for the treatment of MDD and PPD, on the timelines we expect;
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
•
the length, severity and costs of downstream disruptions and other changes to the macroeconomic environment as a result of the COVID-19 pandemic, including any capacity and resource constraints at our vendors and clinical trial sites on initiation and conduct of our clinical trials or on our supply chain;
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
•
the amounts we are entitled to receive, if any, from Biogen and Shionogi under our collaborations for profit-sharing, cost-sharing, development, regulatory, and sales milestones, and royalty payments;
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

Until such time, if ever, as we can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including if the long-term negative effects of the COVID-19 pandemic, even after the pandemic has subsided, or other macroeconomic or geopolitical conditions, result in an economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2022 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years		More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$12,959	$7,643	$5,316		$—	$—
Total(1)(2)(3)	$12,959	$7,643	$5,316	$		$—

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

(1)
We lease office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of December 31, 2022, of 63,017 square feet in the first building under an operating lease, as amended, that will expire on August 31, 2024 and 40,419 square feet in the second building under an operating lease, as amended, that will expire on August 31, 2024. We lease office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024. We may lease additional space prior to the expiration of our leases to meet the needs of the business. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable.

(2)
We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $23.8 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. During the year ended December 31, 2022, we recorded no expense for milestones under these license agreements.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $1.3 billion as of December 31, 2022. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2022.

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in “Election of Directors” and “Corporate Governance” in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in “Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” but exclusive of any information contained under the heading “Pay Versus Performance” in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in “Ratification of Appointment of Auditors” in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Research and Development Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development costs amounted to $32.6 million as of December 31, 2022, which include accruals for these estimated ongoing research and development costs. Any accrual estimates are based on a number of factors, including management’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

February 16, 2023

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$162,700	$294,233
Marketable securities	1,109,794	1,448,063
Prepaid expenses and other current assets	50,826	39,841
Collaboration receivable - related party	13,660	18,506
Total current assets	1,336,980	1,800,643
Property and equipment, net	2,898	3,016
Restricted cash	1,269	1,269
Right-of-use operating asset	10,532	16,109
Other long-term assets	4,770	4,251
Total assets	$1,356,449	$1,825,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,950	$10,450
Accrued expenses	72,666	67,275
Operating lease liability, current portion	7,643	7,468
Total current liabilities	99,259	85,193
Operating lease liability, net of current portion	4,491	10,964
Other liabilities	100	100
Total liabilities	103,850	96,257
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2022 and December 31, 2021; 59,512,158 and 58,940,083 shares issued at December 31, 2022 and December 31, 2021; 59,509,125 and 58,937,050 shares outstanding at December 31, 2022 and December 31, 2021	6	6
Treasury stock, at cost, 3,033 shares at December 31, 2022 and December 31, 2021	(400)	(400)
Additional paid-in capital	3,291,369	3,227,471
Accumulated deficit	(2,028,170)	(1,495,386)
Accumulated other comprehensive loss	(10,206)	(2,660)
Total stockholders’ equity	1,252,599	1,729,031
Total liabilities and stockholders’ equity	$1,356,449	$1,825,288

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Product revenue, net	$7,686	$6,308	$6,700
Collaboration revenue - related party	—	—	1,107,500
Total revenue	7,686	6,308	1,114,200
Operating costs and expenses:
Cost of goods sold	813	553	565
Research and development	326,163	283,166	292,714
Selling, general and administrative	227,699	183,498	196,952
Restructuring	—	—	27,743
Total operating costs and expenses	554,675	467,217	517,974
Income (loss) from operations	(546,989)	(460,909)	596,226
Interest income, net	14,190	2,883	9,597
Other income, net	15	134	250
Net income (loss)	$(532,784)	$(457,892)	$606,073
Net income (loss) per share—basic	$(8.98)	$(7.80)	$11.66
Net income (loss) per share—diluted	$(8.98)	$(7.80)	$11.43
Weighted average number of common shares outstanding—basic	59,306,094	58,670,230	51,983,188
Weighted average number of common shares outstanding—diluted	59,306,094	58,670,230	53,003,115
Comprehensive income (loss):
Net income (loss)	$(532,784)	$(457,892)	$606,073
Other comprehensive items:
Unrealized loss on marketable securities	(7,546)	(3,075)	(880)
Total other comprehensive loss	(7,546)	(3,075)	(880)
Total comprehensive income (loss)	$(540,330)	$(460,967)	$605,193

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	51,877,194	$5	3,033	$(400)	$2,587,322	$1,295	$(1,643,567)	$944,655
Issuance of common stock from exercises of stock options	117,025	—	—	—	5,082	—	—	5,082
Issuance of common stock under the employee stock purchase plan	72,719	—	—	—	4,936	—	—	4,936
Stock-based compensation expense	—	—	—	—	94,968	—	—	94,968
Issuance of common stock under the Stock Purchase Agreement - related party	6,241,473	1	—	—	417,499	—	—	417,500
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(880)	—	(880)
Net income	—	—	—	—	—	—	606,073	606,073
Balances at December 31, 2020	58,308,411	6	3,033	(400)	3,109,807	415	(1,037,494)	2,072,334
Issuance of common stock from exercises of stock options	307,378	—	—	—	12,397	—	—	12,397
Issuance of common stock under the employee stock purchase plan	46,759	—	—	—	2,761	—	—	2,761
Stock-based compensation expense	—	—	—	—	103,891	—	—	103,891
Vesting of restricted stock units, net of employee tax obligations	274,502	—	—	—	(1,385)	—	—	(1,385)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(3,075)	—	(3,075)
Net loss	—	—	—	—	—	—	(457,892)	(457,892)
Balances at December 31, 2021	58,937,050	6	3,033	(400)	3,227,471	(2,660)	(1,495,386)	1,729,031
Issuance of common stock from exercises of stock options	150,045	—	—	—	1,037	—	—	1,037
Issuance of common stock under the employee stock purchase plan	57,239	—	—	—	2,346	—	—	2,346
Stock-based compensation expense	—	—	—	—	60,558	—	—	60,558
Vesting of restricted stock units, net of employee tax obligations	364,791	—	—	—	(43)	—	—	(43)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(7,546)	—	(7,546)
Net loss	—	—	—	—	—	—	(532,784)	(532,784)
Balances at December 31, 2022	59,509,125	$6	3,033	$(400)	$3,291,369	$(10,206)	$(2,028,170)	$1,252,599

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(532,784)	$(457,892)	$606,073
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	61,602	104,629	95,994
Premium on marketable securities	(1,500)	(23,641)	(1,736)
Amortization of premium on marketable securities	5,853	13,046	1,048
Depreciation expense	1,122	4,182	2,630
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,985)	(17,020)	3,879
Collaboration receivable - related party	4,846	(18,506)	—
Other long-term assets	(519)	(910)	452
Right-of-use operating asset	5,577	5,221	6,397
Operating lease liabilities, current	175	206	36
Operating lease liabilities, non-current	(6,473)	(5,944)	(6,825)
Accounts payable	8,433	6,689	(11,511)
Accrued expenses and other liabilities	4,617	11,758	(32,157)
Net cash provided by (used in) operating activities	(460,036)	(378,182)	664,280
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	1,207,407	988,075	901,749
Purchases of marketable securities	(881,037)	(1,990,151)	(458,720)
Purchases of property and equipment	(937)	(372)	(345)
Net cash provided by (used in) investing activities	325,433	(1,002,448)	442,684
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,113	14,719	9,262
Payment of employee tax obligations related to vesting of restricted stock units	(43)	(1,385)	—
Proceeds from the sale of common stock under the Stock Purchase Agreement - related party	—	—	417,500
Net cash provided by financing activities	3,070	13,334	426,762
Net increase (decrease) in cash, cash equivalents and restricted cash	(131,533)	(1,367,296)	1,533,726
Cash, cash equivalents and restricted cash at beginning of period	295,502	1,662,798	129,072
Cash, cash equivalents and restricted cash at end of period	$163,969	$295,502	$1,662,798
Supplemental disclosure of non-cash operating and investing activities
Purchases of property and equipment included in accounts payable	$137	$70	$—
Lease asset de-recognized upon lease cancellation	$—	$3,733	$2,310

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive.

The Company’s first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. as a treatment for postpartum depression (“PPD”) in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. The Company's submission of a new drug application (an "NDA") for its lead investigational product candidate, zuranolone, for the treatment of major depressive disorder (“MDD”) and PPD was accepted for filing and granted priority review by the U.S. Food and Drug Administration (“FDA”) in February 2023. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. The Company is currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the uncertainty of being able to secure additional capital when needed to fund operations; and the direct or indirect impact of the COVID-19 pandemic on its development activities, operations and financial condition.

The product candidates developed by the Company require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive, or that the Company’s current product, ZULRESSO, will maintain, the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed for any of its product candidates, including zuranolone, such occurrences may have a material adverse impact on the Company’s business and its financial condition.

The Company is also subject to additional risks and uncertainties related to the ongoing COVID-19 pandemic and other macroeconomic and geopolitical events, which collectively have caused and may continue to cause major disruptions to businesses and economies worldwide.

The rapid spread of COVID-19 in the U.S. resulted in a significant reduction in patient demand for ZULRESSO and in the number of sites available to administer ZULRESSO at certain points during the pandemic. There have been and continue to be healthcare staffing shortages and other changes to the macroeconomic environment as downstream effects of the pandemic have continued. These factors have had a significant and sustained negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has not experienced any other material disruptions to date as a result of the COVID-19 pandemic, any prolonged material disruptions to the work of the Company’s employees, suppliers, contract manufacturers, or vendors could negatively impact the Company’s activities, availability of supplies, or operating results. In addition, while the Company has seen slower patient recruitment in certain clinical trials due to the COVID-19 pandemic and its downstream effects, and has experienced some challenges in qualifying and activating clinical trial sites, including due to capacity and resource constraints and employee attrition at our vendors and at sites, the Company has not experienced other significant impacts to the Company’s development activities as a result of the COVID-19 pandemic. Any material disruption to the Company’s development activities may cause delays, increase the Company’s costs and impact the Company’s operating results. In addition, the COVID-19 pandemic initially caused major volatility in capital markets and a significant global economic downturn, and the Company’s ability to access the capital markets in the future could be negatively impacted if there are long-term negative effects of the COVID-19 pandemic on the macroeconomic environment or capital markets.

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

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of December 31, 2022, the Company had an accumulated deficit of $2.0 billion. From its inception through December 31, 2022, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering (“IPO”), the issuance of convertible notes, and the sales of common stock in its IPO in July 2014, in follow-on public offerings and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic and its downstream effects may directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend in large part on future developments, which cannot be predicted with confidence at this time, including: the scope, duration and severity of ongoing and future waves of the pandemic, including the impact of any variant strains of the COVID-19 virus; the extent of healthcare staffing shortages that have continued even as COVID-19 related restrictions have eased; the impact of the pandemic on the Company’s customers and vendors, including capacity and resource constraints; the impact of the downstream effects of the pandemic on business operations across the U.S.; and the scope and extent of any future actions or restrictive measures taken to contain or mitigate the impact of the pandemic. The Company has made estimates of the impact of the COVID-19 pandemic within its consolidated financial statements. Due to the evolving nature of the COVID-19 pandemic, its downstream effects, and their impacts, there may be changes to those estimates in future periods, and actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2022, cash equivalents were comprised of money market funds. As of December 31, 2021, cash equivalents were comprised of money market funds, U.S. commercial paper and international commercial paper.

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

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors, specialty pharmacies, and medically-supervised healthcare settings that have been certified under a Risk Evaluation and Mitigation Strategy (“REMS”) program in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profiles. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for bad debts against the trade account receivables, when appropriate. As of December 31, 2022 and 2021, trade accounts receivable were $1.5 million and $1.1 million, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2022, the Company has not provided any allowance for bad debts against the trade accounts receivable.

Inventory

Prior to the initial date that regulatory approval is received for a product candidate of the Company, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive income (loss) in the period incurred. In connection with the FDA approval of ZULRESSO in March 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes, after approval of the product by the FDA, are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, inventory was $1.7 million and $1.4 million, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the Company's consolidated statements of operations and comprehensive income (loss). Repairs and maintenance costs are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company uses the Company’s incremental borrowing rate when the implicit interest rate is not readily determinable based upon the information available at the commencement date of the lease in determining the present value of the lease payments and the implicit interest rate when readily determinable.

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

Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases. Variable lease payments are expensed when incurred.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of ZULRESSO in March 2019, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of ZULRESSO were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the years ended December 31, 2022 and 2021.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, including grants of stock options and restricted stock units, granted to employees, non-employee directors and non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. The Company recognizes stock-based compensation expense for only the portion of awards that are expected to vest.

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

The expected term of the stock options granted to employees, non-employee directors and non-employee consultants by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the date of grant for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock that were outstanding during the period. For computing diluted net income (loss) per share, the weighted average number of shares of common stock that were outstanding during the period is adjusted for the dilutive effect of common stock equivalents outstanding for the period by using the treasury stock method.

For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2022 and 2021.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities for its programs. The Company also relies on and expects to continue to rely on third-party manufacturers to supply it with active pharmaceutical ingredients (“API”) and formulated drugs; and to provide other services related to manufacturing activities for these programs. These programs could be adversely affected by a significant interruption in the supply of API and formulated drugs, or the interruption of manufacturing related services.

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

The Company’s cash equivalents and marketable securities at December 31, 2022 and 2021 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2022 and 2021, respectively.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The singular focus of the Company is to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive.

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

Under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when or as performance obligations are satisfied by transferring control of promised goods or services to a customer, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi's clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement. For additional information, refer to Note 6, Collaboration Agreements.

Product Revenue, Net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive income (loss). The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at December 31, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2022, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2022 and 2021, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

Government Rebates: The Company is subject to discount obligations under government programs, including Medicaid. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of ZULRESSO product revenue and a current liability that is included in accrued expenses on its consolidated balance sheets. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Trade Discounts and Allowances: The Company generally provides customary invoice discounts on ZULRESSO sales to its customers for prompt payment and the Company pays fees for sales order management, data, and distribution services. The Company estimates its customers will earn these discounts and fees and deducts these discounts and fees in full from gross ZULRESSO revenue and accounts receivable at the time the Company recognizes the related revenue.

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

Product Returns: Consistent with industry practice, the Company offers product return rights to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the consolidated balance sheets. Product returns have been not significant to date and are not expected to be significant in the future.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2022 and 2021.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2022 and 2021:

	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$161,185	$161,185	$—	$—
Total cash equivalents	161,185	161,185	—	—
Marketable securities:
U.S. government securities	302,911	—	302,911	—
U.S. corporate bonds	354,495	—	354,495	—
International corporate bonds	127,248	—	127,248	—
U.S. commercial paper	63,114	—	63,114	—
International commercial paper	133,163	—	133,163	—
U.S. certificates of deposit	15,613	—	15,613	—
U.S. municipal securities	113,250	—	113,250	—
Total marketable securities	1,109,794	—	1,109,794	—
	$1,270,979	$161,185	$1,109,794	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$289,440	$289,440	$—	$—
U.S. commercial paper	2,000	—	2,000	—
International commercial paper	1,999	—	1,999	—
Total cash equivalents	293,439	289,440	3,999	—
Marketable securities:
U.S. government securities	324,532	—	324,532	—
U.S. corporate bonds	627,780	—	627,780	—
International corporate bonds	236,812	—	236,812	—
U.S. commercial paper	80,176	—	80,176	—
International commercial paper	142,335	—	142,335	—
U.S. municipal securities	36,428	—	36,428	—
Total marketable securities	1,448,063	—	1,448,063	—
	$1,741,502	$289,440	$1,452,062	$—

During the years ended December 31, 2022 and 2021, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$307,173	$—	$(4,262)	$—	$302,911
U.S. corporate bonds	358,019	6	(3,530)	—	354,495
International corporate bonds	128,374	7	(1,133)	—	127,248
U.S. commercial paper	63,234	—	(120)	—	63,114
International commercial paper	133,338	—	(175)	—	133,163
U.S. certificates of deposit	15,613	—	—	—	15,613
U.S. municipal securities	114,249	31	(1,030)	—	113,250
	$1,120,000	$44	$(10,250)	$—	$1,109,794

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$325,514	$—	$(982)	$—	$324,532
U.S. corporate bonds	628,836	27	(1,083)	—	627,780
International corporate bonds	237,303	—	(491)	—	236,812
U.S. commercial paper	80,194	—	(18)	—	80,176
International commercial paper	142,358	—	(23)	—	142,335
U.S. municipal securities	36,518	—	(90)	—	36,428
	$1,450,723	$27	$(2,687)	$—	$1,448,063

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of December 31, 2022 and 2021:

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$112,243	$(1,517)	$185,691	$(2,745)	297,934	$(4,262)
U.S. corporate bonds	208,507	(1,989)	130,633	(1,541)	339,140	(3,530)
International corporate bonds	50,982	(497)	68,993	(636)	119,975	(1,133)
U.S. commercial paper	24,768	(120)	—	—	24,768	(120)
International commercial paper	30,987	(175)	—	—	30,987	(175)
U.S. municipal securities	86,251	(497)	14,466	(533)	100,717	(1,030)
	$513,738	$(4,795)	$399,783	$(5,455)	$913,521	$(10,250)

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$309,588	$(982)	$—	$—	$309,588	$(982)
U.S. corporate bonds	601,475	(1,083)	—	—	601,475	(1,083)
International corporate bonds	231,672	(491)	—	—	231,672	(491)
U.S. commercial paper	21,968	(18)	—	—	21,968	(18)
International commercial paper	35,059	(23)	—	—	35,059	(23)
U.S. municipal securities	24,953	(90)	—	—	24,953	(90)
	$1,224,715	$(2,687)	$—	$—	$1,224,715	$(2,687)

As of December 31, 2022 and 2021, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $211.2 million that had maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2022 and 2021.

4.
Balance Sheet Components

Property and Equipment, net

The following table summarizes property and equipment, net, as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
	(in thousands)
Computer hardware and software	$1,771	$1,391
Furniture and equipment	1,714	1,208
Leasehold improvements	5,508	5,390
	8,993	7,989
Less: Accumulated depreciation	(6,095)	(4,973)
	$2,898	$3,016

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $4.2 million and $2.6 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

The following tables summarizes accrued expenses as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
	(in thousands)
Accrued research and development costs	$32,565	$39,147
Employee-related	29,372	18,618
Professional services	10,172	8,893
Other	557	617
	$72,666	$67,275

5.
Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately two years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

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

From June 2018 to January 2019, the Company entered into leases for vehicles for field-based employees. These leases were determined to be operating leases and a right-of-use operating asset in the amount of $5.3 million was recorded on the balance sheet upon implementation of the new lease standard on January 1, 2019. The leases were for a term of three years and were to expire on various dates through January 31, 2022. During the year ended December 31, 2020, these leases were terminated as part of the restructuring during April 2020, and the remaining right-of-use asset of $2.3 million and the associated liabilities related to these leases were de-recognized upon termination of the leases. During the year ended December 31, 2020, the restricted cash of $0.7 million related to these leases was returned to the Company by the lessor.

The following table shows the amounts of operating leases in the balance sheets as of December 31, 2022 and 2021:

		December 31,
Balance sheet location	Balance sheet caption	2022	2021
		(in thousands)
Assets
Right-of-use operating asset	Right-of-use operating asset	$10,532	$16,109

Liabilities
Current operating lease liabilities	Operating lease liability, current portion	7,643	7,468
Long-term operating lease liabilities	Operating lease liability, net of current portion	4,491	10,964
		$12,134	$18,432

The following table shows the amounts of lease expense by lease type that was recognized during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating lease cost	$6,748	$8,748	$8,838
Variable lease cost	1,846	1,600	2,285
Short-term lease cost	206	101	74
Sublease income	(421)	(234)	-
	$8,379	$10,215	$11,197

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases as expense on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2023	$7,643
2024	5,316
Thereafter	-
Total lease payments	12,959
Less imputed interest	(825)
Present value of operating lease liabilities	$12,134

The following table shows the weighted average remaining lease term and weighted average discount rate of the operating leases:

	Year ended December 31,
	2022	2021
Weighted average remaining lease term in years	1.68	2.68
Weighted average discount rate	7.5%	7.5%

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

The following table shows the supplemental disclosure of cash flow information related to the operating leases included in cash flows used by operating activities in the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,468	$9,264	$9,231

Lease asset de-recognized upon lease cancellation
Operating leases	$—	$3,733	$2,310

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated.

Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to December 31, 2022, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to December 31, 2022, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the year ended December 31, 2020, additional clinical development milestones were met for the brexanolone program under the license agreement with CyDex, and accordingly, the Company recorded research and development expense and accrued expenses totaling $1.3 million. The amount was paid in cash during the year ended December 31, 2021.

For the year ended December 31, 2021, an additional clinical development milestone was met under the license agreement with CyDex related to SAGE-689, and accordingly, the Company recorded research and development expense and made a cash payment of $0.1 million. Additionally in the year ended December 31, 2021, the Company paid $1.3 million for the additional clinical development milestones that were met for the brexanolone program under the license agreement with CyDex in the year ended December 31, 2020.

For the year ended December 31, 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with the Regents of the University of California ("the Regents") under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to the Regents clinical development milestones of $0.1 million, prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials, and the Company began to pay these royalties in 2019. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to December 31, 2022, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the years ended December 31, 2022, 2021 and 2020, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

The Company concluded that Shionogi meets the definition of a customer because the Company is delivering intellectual property and know-how rights for the zuranolone program in support of territories in which the parties are not jointly sharing the risks and rewards. In addition, the Company determined that the Shionogi collaboration met the requirements to be accounted for as a contract, including that it was probable that the Company will collect the consideration to which the Company was entitled in exchange for the goods or services that will be delivered to Shionogi.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2022, 2021 and 2020, no collaboration revenue was recognized related to the Company’s agreement with Shionogi.

The Company completed the evaluation of the standalone selling prices of each of the performance obligations and determined that the standalone selling price of the license performance obligation was $90.0 million. The Company recognized the transaction price allocated to the license performance obligation of $90.0 million as revenue upon delivery of the license to Shionogi and resulting ability of Shionogi to use and benefit from the license, which was in the three months ended June 30, 2018. The remaining transaction price related to the performance obligation for the supply of certain clinical material is not significant. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

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

The Company is eligible to receive additional payments of up to $1.6 billion if certain regulatory and commercial milestones are achieved. The potential future milestone payments for SAGE-217 products include up to $475.0 million for the achievement of specified regulatory and commercial milestones, including milestones totaling $225.0 million for the first commercial sale of zuranolone in MDD and PPD, and up to $300.0 million for the achievement of specified net sales milestones. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may never receive any milestone payments or any royalty payments under the Biogen Collaboration Agreement.

Development and commercialization activities in the U.S. are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that will consist at all times of an equal number of representatives of each party. The Company and Biogen will share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen will be solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above. Biogen will be the principal and record sales of SAGE-217 products globally. The Company will be the principal and record sales of SAGE-324 products in the U.S. and Biogen will record sales of SAGE-324 Products in the Biogen Territory.

The Company will supply API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the agreement and will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to Biogen will be classified as collaboration revenue – related party in the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2022 and 2021, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the year ended December 31, 2022, the Company recorded a net reimbursement of $75.5 million for the amounts due from Biogen as a reduction of the related operating expense categories in the consolidated statement of operations and comprehensive income (loss). During the year ended December 31, 2021, the Company recorded a net reimbursement of $91.1 million for the amounts due from Biogen as a reduction of the related operating expense categories in the consolidated statement of operations and comprehensive income (loss).

As of December 31, 2022, the Company recorded a Collaboration Receivable – Related Party of $13.7 million in the consolidated balance sheet for the amounts due for the three months ended December 31, 2022. During the year ended December 31, 2022, no payments were made to Biogen and the Company received $80.3 million from Biogen for the amounts due for the three months ended December 31, 2021 and the nine months ended September 30, 2022.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen, reflected by category of operating expenses:

	Year Ended December 31,
	2022	2021
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$213,524	$193,776
Net reimbursement from Biogen reflected in the consolidated statements of operations and comprehensive income (loss):
Research and development expenses	(73,227)	(79,848)
Selling, general and administrative expenses	(2,230)	(11,282)
	(75,457)	(91,130)
Total net expenses related to the Biogen Collaboration Agreement in the consolidated statements of operations and comprehensive income (loss)	$138,067	$102,646

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

7.
Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2022 and 2021, the Company had no shares of preferred stock issued or outstanding and preferred stock was classified as stockholders’ equity.

8.
Common Stock

As of December 31, 2022 and 2021, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of December 31, 2022 and 2021, no dividends have been declared.

On December 31, 2020, the Company completed the sale of 6,241,473 shares of its common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds to the Company of $650.0 million. For additional information, refer to Note 6, Collaboration Agreements.

As of December 31, 2022, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at December 31, 2022 was $0.4 million.

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

As of December 31, 2022, the total number of shares underlying outstanding awards under all equity plans was 9,203,831 and the total number of shares available for future issuance under all equity plans was 7,086,615 shares.

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,256,098	$57.87
Granted	705,380	40.02
Vested	(366,014)	40.13
Forfeited	(179,983)	95.84
Outstanding as of December 31, 2022	1,415,481	48.73

Time-based restricted stock units

During the year ended December 31, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vested over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which was in April 2021 and April 2022, respectively. During the year ended December 31, 2021, 113,941 of these time-based restricted stock units vested, with a fair value on the date of vesting equal to $8.8 million. During the year ended December 31, 2022, 291,505 of these time-based restricted stock units vested, with a fair value on the date of vesting equal to $9.5 million. During the year ended December 31, 2020, no time-based restricted stock units vested.

During the year ended December 31, 2021, the Company granted 268,119 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vest over four years, with 25% vesting at the one-year anniversary of the vesting start date, which was in September 2022; and the remaining 75% will vest ratably in quarterly increments over the remaining three years. During the year ended December 31, 2022, 74,509 of these time-based restricted stock units vested, with a fair value on the date of vesting equal to $2.9 million.

During the year ended December 31, 2022, the Company granted no time-based restricted stock units.

At December 31, 2022, 160,403 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $5.0 million.

Performance restricted stock units

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

During the year ended December 31, 2022, the Company granted 705,380 performance restricted stock units to its employees and consultants. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of December 31, 2022, 2021 and 2020, for performance restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2022, 2021 and 2020, respectively.

No performance restricted stock units vested during the years ended December 31, 2022 and 2020.

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

At December 31, 2022, 1,255,078 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $62.4 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,283,439	$84.17	6.74	$16,590
Granted	1,181,487	$39.45
Exercised	(156,195)	$7.84
Forfeited	(520,381)	$98.65
Outstanding as of December 31, 2022	7,788,350	$77.95	6.36	$7,275
Vested and expected to vest as of December 31, 2022	6,724,505	$78.86	6.05	$6,917
Exercisable as of December 31, 2022	5,109,027	$85.76	5.22	$5,607

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $61.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.94 years.

The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $4.4 million, $9.0 million and $2.1 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of December 31, 2022, 2021 and 2020, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2021, in connection with the hiring of its chief executive officer, the Company granted 650,000 stock options to its chief executive officer to purchase shares of common stock that contain performance-based vesting criteria, such that the shares underlying such stock options will vest upon the achievement of certain regulatory and commercial milestones. During the years ended December 31, 2022 and 2020, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the years ended December 31, 2022, 2021 and 2020, no milestones were achieved under performance-based stock options.

As of December 31, 2022, 650,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $8.2 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$25,888	$49,746	$42,370
Selling, general and administrative	35,714	54,883	51,836
Restructuring	—	—	1,788
	$61,602	$104,629	$95,994

The following table summarizes stock-based compensation expense by award type recognized during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock options	$54,971	$78,516	$90,064
Restricted stock units	5,587	25,375	4,904
Employee stock purchase plan	1,044	738	1,026
	$61,602	$104,629	$95,994

The stock-based compensation expense recorded for the restructuring in the year ended December 31, 2020 is the incremental amount related to modifying the exercise period for outstanding, vested stock option grants that had been granted to employees whose employment was terminated in the restructuring.

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the years ended December 31, 2022, 2021 and 2020 was $25.96, $51.87 and $37.53, respectively.

The fair value of each stock option granted under the Company’s equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	0%	0%	0%
Expected volatility	73%	76%	78%
Risk-free interest rate	2.49%	0.63%	0.97%
Expected term	6.03 years	5.92 years	5.98 years

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

Expected term (in years): the expected term represents the period that the Company’s stock option grants are expected to be outstanding. The expected term of the stock options granted to employees, non-employee directors and non-employee consultants by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the stock option. This approach is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time that its stock has been publicly traded.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical terminations. For the years ended December 31, 2022, 2021 and 2020, the weighted-average forfeiture rates were 19.2%, 16.7% and 20.6%, respectively.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board. The ESPP became effective upon the completion of the IPO. A total of 282,000 shares of common stock were authorized for issuance under the ESPP.

On June 16, 2022, the Company's stockholders approved an amendment to the ESPP to add 300,000 shares of common stock to the ESPP.

As of December 31, 2022, 281,877 shares have been issued and 300,123 shares are available for issuance under the ESPP. At December 31, 2022, accrued expenses includes $0.8 million of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2022.

10.
Net Income (Loss) Per Share

The following table shows the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Basic net income (loss) per share:
Numerator:
Net income (loss) (in thousands)	$(532,784)	$(457,892)	$606,073
Denominator:
Weighted average common stock outstanding —basic	59,306,094	58,670,230	51,983,188

Effect of dilutive securities:
Stock options	—	—	721,791
Restricted stock units	—	—	292,241
Employee Stock Purchase Plan	—	—	5,895
Total dilutive securities	—	—	1,019,927
Weighted average common stock outstanding —diluted	59,306,094	58,670,230	53,003,115
Net income (loss) per share—basic	$(8.98)	$(7.80)	$11.66
Net income (loss) per share—diluted	$(8.98)	$(7.80)	$11.43

The following table summarizes common stock equivalents outstanding that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Stock options	7,138,350	6,599,429	4,781,737
Restricted stock units	160,403	563,334	—
Employee stock purchase plan	76,105	23,625	—
	7,374,858	7,186,388	4,781,737

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

11.
Income Taxes

Income (loss) before income tax expense consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$(532,539)	$(457,693)	$639,986
Foreign	(245)	(199)	(33,913)
	$(532,784)	$(457,892)	$606,073

There is no current or deferred provision for income taxes because the Company has historically incurred and utilized operating losses prior to the year ended December 31, 2022. As of December 31, 2022, the Company continues to maintain a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax due at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	1.8	1.9	5.7
Biogen transaction-related items	—	—	(10.1)
Stock-based compensation	(1.9)	(5.2)	0.9
Foreign rate differential	—	—	1.2
Federal and state tax credits	2.1	3.5	(1.5)
Change in valuation allowance	(23.0)	(20.7)	(17.6)
Other	—	(0.5)	0.4
	0.0%	0.0%	0.0%

For the years ended December 31, 2022 and 2021, the impact from stock-based compensation on the Company’s effective tax rate was primarily caused by shortfalls related to exercises and cancellations of non-qualified stock options.

For the year ended December 31, 2020, the Biogen transaction-related items consisted primarily of the excess proceeds from the equity investment under the Biogen Stock Purchase Agreement.

Significant components of the Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(in thousands)
Net operating losses	$347,880	$305,824
Tax credits	118,393	106,176
Capitalized research and development expenses	66,849	—
Stock-based compensation	49,916	49,281
Accrued expenses	8,750	6,684
Depreciation and amortization	1,386	1,401
Right of use asset	(2,433)	(3,702)
Lease liability	2,803	4,236
Other	(258)	704
Total net deferred tax asset before valuation allowance	593,286	470,604
Valuation allowance	(593,286)	(470,604)
	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $319.0 million of research and development expenses for the year ended December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of December 31, 2022.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $1.5 billion, of which $30.2 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2022, the Company had state net operating loss carryforwards of $669.5 million that begin to expire in 2031. As of December 31, 2022, the Company had federal and state research and development tax credits carryforwards of $68.4 million and $12.5 million, respectively, which begin to expire in 2031 and 2027, respectively. As of December 31, 2022, the Company had federal orphan drug tax credit carryforwards of $40.1 million, which begin to expire in 2034.

As of December 31, 2022, net deferred tax assets before the valuation allowance increased $122.7 million, primarily due to the capitalization of research and development expenses and the increase of federal and state net operating loss carryforwards due to the loss generated for the year ended December 31, 2022. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state net operating loss and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $593.3 million and $470.6 million has been established at December 31, 2022 and 2021, respectively. The valuation allowance increased by $122.7 million for the year ended December 31, 2022, primarily due to the capitalization of research and development expenses and generation of net operating losses. The valuation allowance increased by $94.5 million and decreased by $107.2 million for the years ended December 31, 2021 and 2020, respectively, primarily due to generation or utilization of net operating losses.

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

The following table reconciles the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, if any, for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Balance as of January 1	$6,084	$-
Increases related to current year tax positions	697	396
Increases related to prior year tax positions	65	5,688
Balance as of December 31	$6,846	$6,084

For the years ended December 31, 2022 and 2021, the increases in unrecognized tax benefits related to current year and prior year tax positions primarily related to the Company’s federal and state tax credits.

The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2019 to the present. Tax attributes such as net operating losses and tax credits generated prior to 2019 and utilized in open years may still be adjusted upon examination.

12.
Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”) for its employees. Each employee may elect to contribute a portion of his or her compensation to the 401(k) Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2022, 2021 and 2020, the Company matched 50% of eligible contributions to the 401(k) Plan up to 6% of employee contributions. For the years ended December 31, 2022, 2021 and 2020 the Company contributed $3.0 million, $1.8 million and $2.2 million, respectively, to the 401(k) Plan.

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

10.15+*	Severance and Change In Control Agreement between the Registrant and Kimi Iguchi, dated September 30, 2014, as amended

10.16+*	Severance and Change In Control Agreement between the Registrant and Albert J. Robichaud, dated September 25, 2014, as amended

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

10.25

First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant dated April 4, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 5, 2018)

10.26+

Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018 (incorporated by reference to Exhibit 10.1 of the Registration’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.27

Seventh Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated October 23, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.28

Eighth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated March 29, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 6, 2019)

10.29+

Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 10, 2020)

10.30*†	Biogen Collaboration and License Agreement by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated November 27, 2020

10.31†

Stock Purchase Agreement by and between the Registrant and Biogen MA Inc., dated November 27, 2020 (incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.32+

Offer Letter by and between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.33+

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

10.36+*	Severance and Change In Control Agreement between the Registrant and Christopher Benecchi, dated September 13, 2021, as amended

10.37

Side Letter to Biogen Collaboration and License Agreement, by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated October 21, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.38+

2014 Employee Stock Purchase Plan, as amended, dated June 16, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 2, 2022)

10.39+*	Offer Letter by and between the Registrant and Laura Gault, dated October 18, 2022

10.40+*	Severance and Change in Control Agreement between the Registrant and Laura Gault, dated October 18, 2022, as amended

10.41+*	CNS Innovation Advisory Board Consulting Agreement between the Registrant and Jeff Jonas, dated November 8, 2022

10.42+*	Amended and Restated Non-Employee Director Compensation Policy, dated December 16, 2022

Exhibit No.	Description
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)

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

SAGE THERAPEUTICS, INC.

Date: February 16, 2023	By:	/s/ Barry E. Greene

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

Signature	Title	Date

/s/ Barry E. Greene	Chief Executive Officer, President and Director (Principal Executive Officer)	February 16, 2023
Barry E. Greene

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Kimi Iguchi

/s/ Jeffrey M. Jonas	Director	February 16, 2023
Jeffrey M. Jonas, M.D.

/s/ Michael F. Cola	Director	February 16, 2023
Michael F. Cola

/s/ Steven Paul	Director	February 16, 2023
Steven Paul, M.D.

/s/ Kevin P. Starr	Director	February 16, 2023
Kevin P. Starr

/s/ James Frates	Director	February 16, 2023
James Frates

/s/ Geno Germano	Director	February 16, 2023
Geno Germano

/s/ Elizabeth Barrett	Director	February 16, 2023
Elizabeth Barrett

/s/ George Golumbeski	Director	February 16, 2023
George Golumbeski, Ph.D.