Form 10-Q
period 2023-03-31
Sage Therapeutics, Inc.
filed 2023-05-02
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, there were 59,762,106 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
our ability, within the expected time frames, to initiate clinical trials and non-clinical studies of existing or future product candidates, including pivotal clinical trials, and to successfully enroll, complete and announce the results of ongoing or future clinical trials;
•
our belief as to potential outcomes of our clinical development and commercialization activities;
•
our views as to potential future results of our ongoing commercialization efforts in the U.S. with respect to ZULRESSO® (brexanolone) CIV injection, which is approved in the U.S. for the treatment of PPD in adults;
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
•
the estimated number of patients with diseases or disorders of interest to us and the potential size of the market for ZULRESSO in PPD, for zuranolone for the treatment of MDD and PPD, if approved, and for our other product candidates in the indications we are pursuing or plan to study;

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
•
the impact of changes to the macroeconomic environment and geopolitical events on our activities, business and results of operations, and the potential success of our efforts to address or mitigate such impact; and
•
other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

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

We may from time to time provide estimates, projections and other information concerning, among other things, our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information we provide in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry and business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties; industry, medical and general publications; government data; and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to gain regulatory approval of zuranolone (SAGE-217) for the treatment of adults with MDD and PPD, and to successfully commercialize zuranolone in those indications, if approved. While our NDA for zuranolone is currently under review by the FDA, we cannot be certain that the FDA will grant approval of zuranolone in the indications we are seeking. The FDA may find that the design and results of our development program are not sufficient for regulatory approval of zuranolone for the treatment of either or both of MDD and PPD or may decline to approve our NDA for other reasons or may impose unexpected limitations or restrictions on use. Although we have been granted priority review, the FDA may not meet expected review timelines. Even if zuranolone is approved as a treatment for MDD and PPD, we may not be successful in our commercialization efforts. Any setback or delay in obtaining regulatory approval for zuranolone or in our ability to market zuranolone, if approved, may have a material adverse effect on our business and prospects.
•
Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of other product candidates beyond zuranolone. We cannot be certain that we or our collaborators, where applicable, will be able to initiate new clinical trials, complete ongoing enrollment, dosing or data analysis of clinical trials, or announce results of ongoing or future clinical trials of our other product candidates in each case on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any such product candidates on the timelines we expect or at all. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.
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
•
We may not be successful in our efforts to identify new targets, generate new compounds, and successfully bring such new compounds through investigational NDA-enabling non-clinical studies. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•
If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents sufficient to protect our products or product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
•
If we were to lose our rights to certain licensed intellectual property, or if we are not able to obtain licenses to intellectual property we may determine we need in the future, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved.
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
•
We may not achieve events tied to cash milestone payments from our collaboration partners on the timelines we expect or at all, or generate revenues from zuranolone, if approved, or any other of our products that may be successfully developed, at the levels we expect. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove not to be correct. We may need to raise additional funding in the future, which may not be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish valuable rights.
•
Adverse impacts from changes to the macroeconomic environment, including as a result of the COVID-19 pandemic, may continue to adversely impact our business.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$206,557	$162,700
Marketable securities	923,028	1,109,794
Prepaid expenses and other current assets	58,850	50,826
Collaboration receivable - related party	15,002	13,660
Total current assets	1,203,437	1,336,980
Property and equipment, net	2,663	2,898
Restricted cash	1,269	1,269
Right-of-use operating asset	9,062	10,532
Other long-term assets	4,255	4,770
Total assets	$1,220,686	$1,356,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,263	$18,950
Accrued expenses	64,745	72,666
Operating lease liability, current portion	7,684	7,643
Total current liabilities	84,692	99,259
Operating lease liability, net of current portion	2,763	4,491
Other liabilities	102	100
Total liabilities	87,557	103,850
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2023 and December 31, 2022; 59,765,034 and 59,512,158 shares issued at March 31, 2023 and December 31, 2022; 59,762,001 and 59,509,125 shares outstanding at March 31, 2023 and December 31, 2022	6	6
Treasury stock, at cost, 3,033 shares at March 31, 2023 and December 31, 2022	(400)	(400)
Additional paid-in capital	3,313,609	3,291,369
Accumulated deficit	(2,174,998)	(2,028,170)
Accumulated other comprehensive loss	(5,088)	(10,206)
Total stockholders’ equity	1,133,129	1,252,599
Total liabilities and stockholders’ equity	$1,220,686	$1,356,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$3,294	$1,582
Operating costs and expenses:
Cost of goods sold	230	286
Research and development	92,826	78,018
Selling, general and administrative	65,708	46,477
Total operating costs and expenses	158,764	124,781
Loss from operations	(155,470)	(123,199)
Interest income, net	8,830	1,168
Other expense, net	(188)	(24)
Net loss	$(146,828)	$(122,055)
Net loss per share—basic and diluted	$(2.46)	$(2.07)
Weighted average number of common shares outstanding—basic and diluted	59,674,127	59,028,858
Comprehensive loss:
Net loss	$(146,828)	$(122,055)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	5,118	(8,541)
Total other comprehensive gain (loss)	5,118	(8,541)
Total comprehensive loss	$(141,710)	$(130,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(146,828)	$(122,055)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation expense	20,038	18,553
Premium on marketable securities	(29)	(1,189)
Amortization of premium (discount) on marketable securities	(3,179)	3,533
Depreciation expense	323	275
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,024)	2,635
Collaboration receivable - related party	(1,342)	(1,291)
Other long-term assets	515	(340)
Right-of-use operating asset	1,470	1,350
Operating lease liabilities, current	41	55
Operating lease liabilities, non-current	(1,728)	(1,568)
Accounts payable	(6,550)	(3,251)
Accrued expenses and other liabilities	(8,389)	(4,507)
Net cash used in operating activities	(153,682)	(107,800)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	351,982	292,539
Purchases of marketable securities	(156,890)	(301,928)
Purchases of property and equipment	(225)	(169)
Net cash provided by (used in) investing activities	194,867	(9,558)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,301	1,799
Payment of employee tax obligations related to vesting of restricted stock units	(629)	—
Net cash provided by financing activities	2,672	1,799
Net increase (decrease) in cash, cash equivalents and restricted cash	43,857	(115,559)
Cash, cash equivalents and restricted cash at beginning of period	163,969	295,502
Cash, cash equivalents and restricted cash at end of period	$207,826	$179,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	105,474	—	—	—	646	—	—	646
Issuance of common stock under the employee stock purchase plan	23,625	—	—	—	1,153	—	—	1,153
Stock-based compensation expense	—	—	—	—	18,268	—	—	18,268
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8,541)	—	(8,541)
Net loss	—	—	—	—	—	—	(122,055)	(122,055)
Balances at March 31, 2022	59,066,149	$6	3,033	$(400)	$3,247,538	$(11,201)	$(1,617,441)	$1,618,502

Balances at December 31, 2022	59,509,125	$6	3,033	$(400)	$3,291,369	$(10,206)	$(2,028,170)	$1,252,599
Issuance of common stock from exercises of stock options	52,058	—	—	—	438	—	—	438
Issuance of common stock under the employee stock purchase plan	76,105	—	—	—	2,863	—	—	2,863
Stock-based compensation expense	—	—	—	—	19,568	—	—	19,568
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	5,118	—	5,118
Vesting of restricted stock units, net of employee tax obligations	124,713	—	—	—	(629)	—	—	(629)
Net loss	—	—	—	—	—	—	(146,828)	(146,828)
Balances at March 31, 2023	59,762,001	$6	3,033	$(400)	$3,313,609	$(5,088)	$(2,174,998)	$1,133,129

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

The Company’s first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. as a treatment for postpartum depression (“PPD”) in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. The Company's submission of a new drug application (an "NDA") for its lead investigational product candidate, zuranolone, for the treatment of major depressive disorder (“MDD”) and PPD was accepted for filing and granted priority review by the U.S. Food and Drug Administration (“FDA”) in February 2023, with a Prescription Drug User Fee Act, as amended (“PDUFA”) target action date of August 5, 2023. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. The Company is currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, the risks associated with developing product candidates at each stage of non-clinical and clinical development; the challenges associated with gaining regulatory approval of such product candidates; the risks associated with the marketing and sale of pharmaceutical products; the potential for development by third parties of new technological innovations that may compete with the Company’s products and product candidates; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; the uncertainty of being able to secure additional capital when needed to fund operations; and the direct or indirect impacts of the macroeconomic environment and geopolitical events on its development activities, operations and financial condition.

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

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events, including disruption to the U.S. healthcare system that began as a result of the COVID-19 pandemic.

There have been and continue to be healthcare staffing shortages and other changes to the macroeconomic environment as downstream effects of the COVID-19 pandemic have continued. These factors have had a significant and sustained negative impact on the Company’s revenue from sales of ZULRESSO. While the Company has seen slower patient recruitment in certain clinical trials due to the COVID-19 pandemic and its downstream effects, and has experienced some challenges in qualifying and activating clinical trial sites, including due to capacity and resource constraints and employee attrition at our vendors and at sites, the Company has not experienced other significant impacts to the Company’s development activities as a result of the COVID-19 pandemic.

Moreover, U.S. and global financial markets have experienced volatility and disruption due to other macroeconomic and geopolitical events such as rising inflation, the risk of a recession and the ongoing conflict between Russia and Ukraine. In addition, if equity and credit markets deteriorate, including as a result of recent and potential future bank failures, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to our existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of March 31, 2023, the Company had an accumulated deficit of $2.2 billion. From its inception through March 31, 2023, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering (“IPO”), the issuance of convertible notes, and the sales of common stock in its IPO in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, its results of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, its cash flows for the three months ended March 31, 2023 and 2022, and its statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022. The consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the year ended December 31, 2022. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic and its downstream effects may directly or indirectly impact the Company’s business, results of operations and financial condition will depend in large part on future developments, which cannot be predicted with confidence at this time. The Company has made estimates of the impact of the COVID-19 pandemic within its condensed consolidated financial statements. Due to the evolving nature of the COVID-19 pandemic, its downstream effects, and their impacts, there may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Product Revenue, Net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at March 31, 2023, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at March 31, 2023, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

Product Returns: Consistent with industry practice, the Company offers product return rights to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the condensed consolidated balance sheets. Product returns have not been significant to date and are not expected to be significant in the future.

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

The Company’s cash equivalents and marketable securities at March 31, 2023 and December 31, 2022 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2023 and December 31, 2022, respectively.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3.
Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2023 and December 31, 2022.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$164,139	$164,139	$—	$—
U.S. corporate bonds	19,965	—	19,965	—
International commercial paper	4,984	—	4,984	—
Total cash equivalents	189,088	164,139	24,949	—
Marketable securities:
U.S. government securities	232,688	—	232,688	—
U.S. corporate bonds	267,310	—	267,310	—
International corporate bonds	75,766	—	75,766	—
U.S. commercial paper	62,428	—	62,428	—
International commercial paper	108,999	—	108,999	—
U.S. certificates of deposit	15,286	—	15,286	—
U.S. municipal securities	160,551	—	160,551	—
Total marketable securities	923,028	—	923,028	—
	$1,112,116	$164,139	$947,977	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$161,185	$161,185	$—	$—
Total cash equivalents	161,185	161,185	—	—
Marketable securities:
U.S. government securities	302,911	—	302,911	—
U.S. corporate bonds	354,495	—	354,495	—
International corporate bonds	127,248	—	127,248	—
U.S. commercial paper	63,114	—	63,114	—
International commercial paper	133,163	—	133,163	—
U.S. certificates of deposit	15,613	—	15,613	—
U.S. municipal securities	113,250	—	113,250	—
Total marketable securities	1,109,794	—	1,109,794	—
	$1,270,979	$161,185	$1,109,794	$—

During the three months ended March 31, 2023 and 2022, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$234,555	$282	$(2,149)	$—	$232,688
U.S. corporate bonds	269,052	66	(1,808)	—	267,310
International corporate bonds	76,313	7	(554)	—	75,766
U.S. commercial paper	62,529	2	(103)	—	62,428
International commercial paper	109,180	—	(181)	—	108,999
U.S. certificates of deposit	15,286	—	—	—	15,286
U.S. municipal securities	161,191	138	(778)	—	160,551
	$928,106	$495	$(5,573)	$—	$923,028

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$307,173	$—	$(4,262)	$—	$302,911
U.S. corporate bonds	358,019	6	(3,530)	—	354,495
International corporate bonds	128,374	7	(1,133)	—	127,248
U.S. commercial paper	63,234	—	(120)	—	63,114
International commercial paper	133,338	—	(175)	—	133,163
U.S. certificates of deposit	15,613	—	—	—	15,613
U.S. municipal securities	114,249	31	(1,030)	—	113,250
	$1,120,000	$44	$(10,250)	$—	$1,109,794

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$59,680	$(548)	$108,845	$(1,601)	$168,525	$(2,149)
U.S. corporate bonds	144,665	(978)	88,097	(830)	232,762	(1,808)
International corporate bonds	36,432	(213)	35,015	(341)	71,447	(554)
U.S. commercial paper	36,712	(103)	—	—	36,712	(103)
International commercial paper	95,624	(181)	—	—	95,624	(181)
U.S. municipal securities	57,307	(299)	22,014	(479)	79,321	(778)
	$430,420	$(2,322)	$253,971	$(3,251)	$684,391	$(5,573)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$112,243	$(1,517)	$185,691	$(2,745)	$297,934	$(4,262)
U.S. corporate bonds	208,507	(1,989)	130,633	(1,541)	339,140	(3,530)
International corporate bonds	50,982	(497)	68,993	(636)	119,975	(1,133)
U.S. commercial paper	24,768	(120)	—	—	24,768	(120)
International commercial paper	30,987	(175)	—	—	30,987	(175)
U.S. municipal securities	86,251	(497)	14,466	(533)	100,717	(1,030)
	$513,738	$(4,795)	$399,783	$(5,455)	$913,521	$(10,250)

As of March 31, 2023 and December 31, 2022, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of March 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $186.3 million and maturities of one to two years.

As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $211.2 million and maturities of one to two years.

All marketable securities, including those with remaining contractual maturities of more than one year, are classified as current assets on the balance sheet because they are considered to be “available for sale” and the Company can convert them into cash to fund current operations.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2023 and the year ended December 31, 2022.

4.
Accrued Expenses

The following table summarizes accrued expenses as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(in thousands)
Accrued research and development costs	$40,138	$32,565
Employee-related	9,872	29,372
Professional services	13,922	10,172
Other	813	557
	$64,745	$72,666

5.
Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately 1.75 years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of January 1, 2022, the Company leased office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, under an operating lease that will expire on August 31, 2024 and 40,419 square feet in the second building, under an operating lease that will expire on August 31, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to March 31, 2023, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to March 31, 2023, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three months ended March 31, 2023 and 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with the Regents of the University of California ("the Regents”) under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to the Regents clinical development milestones of $0.1 million, prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials, and the Company began to pay these royalties in 2019. The license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to March 31, 2023, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended March 31, 2023 and 2022, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023 and 2022, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

The Company is eligible to receive additional payments of up to $1.6 billion if certain regulatory and commercial milestones are achieved. The potential future milestone payments for SAGE-217 products include up to $475.0 million for the achievement of specified regulatory and commercial milestones, including milestones totaling $225.0 million for the first commercial sale of zuranolone for the treatment of MDD and PPD, and up to $300.0 million for the achievement of specified net sales milestones. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may never receive any milestone payments or any royalty payments under the Biogen Collaboration Agreement.

Development and commercialization activities in the U.S. are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that will consist at all times of an equal number of representatives of each party. The Company and Biogen will share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen will be solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above. Biogen will be the principal and record sales of SAGE-217 products globally. The Company will be the principal and record sales of SAGE-324 products in the U.S. and Biogen will be the principal and record sales of SAGE-324 products in the Biogen Territory.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. The Company has determined that the supply of API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to Biogen will be classified as collaboration revenue – related party in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three months ended March 31, 2023, the Company recorded a net reimbursement of $14.2 million, for the amounts due from Biogen as a reduction of or an addition to the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2022, the Company recorded a net reimbursement of $20.0 million for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2023, the Company recorded a Collaboration Receivable – Related Party of $15.0 million in the condensed consolidated balance sheet for the amounts due for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company made no payments to Biogen and the Company received $12.9 million from Biogen for the amounts due for the three months ended December 31, 2022.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen or to Biogen, reflected by category of operating expenses:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$56,136	$48,754
Net reimbursement to (from) Biogen reflected in the condensed consolidated statements of operations and comprehensive loss:
Research and development expenses	(17,282)	(18,514)
Selling, general and administrative expenses	3,034	(1,474)
	(14,248)	(19,988)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statements of operations and comprehensive loss	$41,888	$28,766

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

The 2014 Plan provides for an annual increase, to be added on the first day of each year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2023, 2,380,365 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2022, were added to the 2014 Plan.

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

As of March 31, 2023, the total number of shares underlying outstanding awards under all equity plans was 10,793,166 and the total number of shares available for future issuance under all equity plans was 7,616,709 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP.

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,415,481	$48.73
Granted	1,153,335	42.78
Vested	(138,923)	67.47
Forfeited	(20,037)	48.18
Outstanding as of March 31, 2023	2,409,856	44.81

Time-based restricted stock units

During the year ended December 31, 2021, the Company granted 268,119 time-based restricted stock units to certain employees of the Company that vest over four years. In September 2022, 25% vested on the one-year anniversary of the vesting start date and the remaining 75% vest ratably in quarterly increments over the remaining three years. During the three months ended March 31, 2023, 14,494 of these time-based restricted stock units vested, with a fair value of $0.6 million on the date of vesting.

During the three months ended March 31, 2022, no time-based restricted stock units vested.

During the three months ended March 31, 2023, the Company granted 330,617 time-based restricted stock units to certain employees and consultants of the Company. These time-based restricted stock units vest over four years, with 25% vesting at the one-year anniversary of the vesting start date and the remaining 75% will vest in equal installments on each anniversary of the vesting start date for the following three years.

During the three months ended March 31, 2022, the Company granted no time-based restricted stock units.

As of March 31, 2023, 470,891 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $19.4 million.

Performance restricted stock units

During the three months ended March 31, 2023 and 2022, the Company granted 822,718 and 415,565 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units granted during the three months ended March 31, 2023 and 2022 vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones. Certain performance restricted stock units granted in the three months ended March 31, 2023 vest upon the Company reaching specified measures of total stockholder return.

Recognition of stock-based compensation expense associated with performance restricted stock units, except for those with milestones that are measures of total stockholder return, commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. Recognition of stock-based compensation associated with performance restricted stock units with milestones that are measures of total stockholder return commences on the grant date and is recorded independently of the vesting outcomes of the grants.

As of three months ended March 31, 2023 and 2022, for performance restricted stock units that were outstanding, except for those with milestones that are measures of total stockhholder return, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, one milestone for outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $5.5 million and the Company recognized stock-based compensation expense related to this milestone of $8.5 million. 27% of the performance restricted stock units that were granted during the year ended December 31, 2021 included this milestone as a vesting condition.

No performance restricted stock units vested during the three months ended March 31, 2022.

As of March 31, 2023, 1,938,965 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $87.3 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,788,350	$77.95	6.36	$7,275
Granted	712,041	$44.58
Exercised	(45,908)	$5.45
Forfeited	(71,173)	$96.42
Outstanding as of March 31, 2023	8,383,310	$75.36	6.46	$12,177
Exercisable as of March 31, 2023	5,318,637	$84.92	5.19	$8,365

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $68.4 million, which is expected to be recognized over the remaining weighted average vesting period of 3.07 years.

The intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $1.7 million and $3.2 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2023 and 2022, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2023 and 2022, no milestones were achieved under performance-based stock options.

As of March 31, 2023, 650,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $8.6 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$8,773	$8,615
Selling, general and administrative	11,265	9,938
	$20,038	$18,553

The following table summarizes stock-based compensation expense by award type recognized during the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	$10,015	$15,465
Restricted stock units	9,553	2,803
Employee stock purchase plan	470	285
	$20,038	$18,553

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2023 and 2022 was $29.65 and $27.93, respectively.

8.
Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(146,828)	$(122,055)
Denominator:
Weighted average common stock outstanding —basic	59,674,127	59,028,858
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding —diluted	59,674,127	59,028,858
Net loss per share—basic and diluted	$(2.46)	$(2.07)

The following table summarizes common stock equivalents outstanding that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Stock options	7,733,310	6,932,438
Restricted stock units	470,891	541,913
Employee stock purchase plan	46,846	26,323
	8,251,047	7,500,674

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K, for the year ended December 31, 2022, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part II, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

We also are developing a portfolio of other novel compounds that target GABAA receptors including our most advanced product candidate, zuranolone (SAGE-217). Zuranolone is a novel oral compound for the treatment of major depressive disorder, or MDD, and PPD. In December 2022, we, and our collaboration partner, Biogen (as defined below), completed submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval of zuranolone for the treatment of both MDD and PPD. The NDA was accepted for filing and granted priority review by the FDA in February 2023, with a Prescription Drug User Fee Act, as amended, or PDUFA, target action date of August 5, 2023. In March 2023, the FDA notified Sage and Biogen that the agency does not currently plan to convene an advisory committee meeting to discuss the NDA for zuranolone for the treatment of MDD and PPD. The FDA granted Fast Track designation to zuranolone for the treatment of PPD in early 2022 and previously granted zuranolone Breakthrough Therapy designation and Fast Track designation to zuranolone for the treatment of MDD. Zuranolone is a neuroactive steroid that, like brexanolone, is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. We may in the future develop zuranolone for other affective disorders.

To date, we have completed six pivotal clinical trials of zuranolone, four in MDD and two in PPD. The completed pivotal trials evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We are currently conducting an open-label Phase 3 clinical trial of zuranolone for the treatment of MDD, known as the SHORELINE Study, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in a 50 mg cohort of the SHORELINE Study has been completed and the study is ongoing.

We are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020.

Under the Biogen Collaboration Agreement, we will also jointly commercialize products containing zuranolone, which we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324

Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. For so long as a Licensed Product is being sold in the U.S., we and Biogen will equally share in all operating profits and losses arising from such Licensed Product. The Biogen Collaboration Agreement provides that Biogen will record sales of Licensed 217 Products globally, if approved. We will record sales of Licensed 324 Products in the U.S., and Biogen will record sales of Licensed 324 Products outside of the U.S., in each case if approved.

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

The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease. In addition, in February 2023, the European Medicines Agency granted Orphan Drug Designation to SAGE-718 for the treatment of Huntington’s disease. SAGE-718 is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

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

In December 2022, we initiated the LIGHTWAVE Study, a randomized placebo-controlled Phase 2 clinical trial of SAGE-718 in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease. The LIGHTWAVE Study is designed to evaluate the safety and efficacy of SAGE-718 dosed over an 84-day period, followed by a controlled follow-up period.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. Our earlier stage product candidates include SAGE-689, a balanced GABAA receptor positive allosteric modulator in Phase 1 clinical development intended for intramuscular administration, and SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator in Phase 1 clinical development for its potential use as an oral therapy in treating disorders of social interaction. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for potential use in neurodevelopmental disorders and cognitive recovery and rehabilitation. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future. We also believe that we may have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.2 billion as of March 31, 2023. Our net loss was $146.8 million for the three months ended March 31, 2023. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses will increase in the foreseeable future in connection with our ongoing activities, including if and as we:

•
continue our development efforts for zuranolone, including work to complete the open-label SHORELINE Study of zuranolone in MDD; advance our permitted pre-launch and launch-readiness activities with respect to zuranolone, and commercialize zuranolone for the treatment of MDD and PPD, if approved; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;
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
•
continue to add personnel at the appropriate time, as our efforts and activities progress, including personnel to support ongoing zuranolone commercialization efforts, such as launch planning, permitted payor engagements, scientific exchange, disease awareness education, and ongoing product development, and to support launch of zuranolone for the treatment of MDD and PPD, if approved;
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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2023, in addition to anticipated funding from our ongoing collaborations, excluding revenues and milestones, will enable us to fund our operating expenses and capital expenditure requirements through 2024. See “—Liquidity and Capital Resources”.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration

Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S., and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen will be the principal and record sales of SAGE-217 products globally. We will be the principal and record sales of SAGE-324 products in the U.S. and Biogen will be the principal and record sales of SAGE-324 Products in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as research and development expense or selling, general and administrative expense in the event of a payment to the collaborative partner in a period, or a reduction to these expense line items in the event of a reimbursement from the collaboration partner in a period, as appropriate. For further discussion regarding the accounting for collaborative arrangements, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. We have the potential to receive milestone payments totaling $225.0 million related to the first commercial sale of zuranolone for the treatment of MDD and PPD in the U.S., if zuranolone is approved for marketing. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three months ended March 31, 2023 and 2022, we recorded net reimbursement of $17.3 million and $18.5 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

Our ongoing commercial efforts with respect to ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. We expect that selling, general and administrative expenses will increase significantly in the future as we prepare for potential commercialization of zuranolone, engage in permitted pre-approval activities, recruit, train and retain a direct sales force and commercialize zuranolone, if approved, and as we progress development efforts of our other current or future product candidates and commercialize those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three months ended March 31, 2023, we recorded net reimbursement from us to Biogen of $3.0 million that was added to our selling, general and administrative expenses. During the three months ended March 31, 2022, we recorded net reimbursement from Biogen to us of $1.5 million that was deducted from our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Product revenue, net	$3,294	$1,582	$1,712
Operating costs and expenses:
Cost of goods sold	230	286	(56)
Research and development	92,826	78,018	14,808
Selling, general and administrative	65,708	46,477	19,231
Total operating costs and expenses	158,764	124,781	33,983
Loss from operations	(155,470)	(123,199)	(32,271)
Interest income, net	8,830	1,168	7,662
Other expense, net	(188)	(24)	(164)
Net loss	$(146,828)	$(122,055)	$(24,773)

Product Revenue, Net

During the three months ended March 31, 2023 and 2022, we recognized $3.3 million and $1.6 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Cost of Goods Sold

During the three months ended March 31, 2023 and 2022, cost of goods sold was $0.2 million and $0.3 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2023 and 2022. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
zuranolone (SAGE-217)	$23,139	$22,282	$857
SAGE-324	6,256	10,035	(3,779)
SAGE-718	13,064	9,421	3,643
Other research and development programs	17,906	18,655	(749)
Unallocated expenses	40,970	27,524	13,446
Stock-based compensation	8,773	8,615	158
Net reimbursement from Biogen	(17,282)	(18,514)	1,232
	$92,826	$78,018	$14,808

Research and development expenses for the three months ended March 31, 2023 were $92.8 million, compared to $78.0 million for the three months ended March 31, 2022. The increase of $14.8 million was primarily due to the following:

•
an increase of $0.9 million in expenses for development of zuranolone, primarily due an increase in manufacturing-related costs in anticipation of potential commercialization of zuranolone, if approved, and partially offset by decreases due to the completion of studies after the three months ended March 31, 2022;
•
a decrease of $3.8 million in expenses for development of SAGE-324, primarily due to the completion of clinical pharmacology studies after the three months ended March 31, 2022;
•
an increase of $3.6 million in expenses for development of SAGE-718, primarily due to activities directed towards the conduct of Phase 2 clinical trials which were initiated during 2021 and 2022;
•
an increase of $13.4 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our research and development operations;

•
an increase of $0.2 million in non-cash stock-based compensation expense, primarily due to the recognition of $4.2 million of expense related to performance-based vesting criteria during the three months ended March 31, 2023. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2022. The increase in expenses was partially offset by decreases due to grants of stock options with high exercise prices that became fully vested before or during the three months ended March 31, 2023, resulting in less expense than in the three months ended March 31, 2022; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $1.2 million. For the three months ended March 31, 2023, the amount of net reimbursement was $11.4 million for zuranolone, $3.1 million for SAGE-324 and $2.7 million for costs that are reimbursable and included in unallocated expenses. For the three months ended March 31, 2022, the amount of net reimbursement was $10.9 million for zuranolone, $5.0 million for SAGE-324 and $2.6 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in spending for SAGE-324, primarily due to the completion of clinical pharmacology studies after the three months ended March 31, 2022.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Personnel-related	$28,887	$18,267	$10,620
Stock-based compensation	11,265	9,938	1,327
Professional fees	11,561	10,509	1,052
Other	10,961	9,237	1,724
Net reimbursement to (from) Biogen	3,034	(1,474)	4,508
	$65,708	$46,477	$19,231

Selling, general and administrative expenses for the three months ended March 31, 2023 were $65.7 million, compared to $46.5 million for the three months ended March 31, 2022. The increase of $19.2 million was primarily due to the following:

•
an increase of $10.6 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to zuranolone and in anticipation of a potential commercialization of zuranolone, if approved;
•
an increase of $1.3 million in non-cash stock-based compensation expense, primarily due to the recognition of $4.3 million of expense related to performance-based vesting criteria during the three months ended March 31, 2023. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2022. The increase in expenses was partially offset by decreases due to grants of stock options with high exercise prices that became fully vested before or during the three months ended March 31, 2023, resulting in less expense than in the three months ended March 31, 2022; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $4.5 million. For the three months ended March 31, 2023, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $2.9 million for external costs. For the three months ended March 31, 2022, the amount of net reimbursement from Biogen to us was $1.5 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of a potential commercialization of zuranolone, if approved.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended March 31, 2023 and 2022 were $8.6 million and $1.1 million, respectively. The primary reason for the increase was the increase in interest rates from the three months ended March 31, 2022 to the three months ended March 31, 2023.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of March 31, 2023, we had an accumulated deficit of $2.2 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through March 31, 2023, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of March 31, 2023, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.1 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(153,682)	$(107,800)
Investing activities	194,867	(9,558)
Financing activities	2,672	1,799
	$43,857	$(115,559)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities primarily resulted from our net loss of $146.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $24.0 million, partially offset by $17.2 million of non-cash items.

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

Investing Activities

During the three months ended March 31, 2023 and 2022, net cash provided by investing activities was $194.9 million and net cash used by investing activities was $9.6 million, respectively. During the three months ended March 31, 2023 and 2022, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $2.7 million and $1.8 million, respectively. The increase was mainly due to an increase of proceeds from the purchase of shares under the Employee Stock Purchase Plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2023, in addition to anticipated funding from our ongoing collaborations, excluding revenues and milestones, will enable us to fund our operating expenses and capital expenditure requirements through 2024. During that time, we expect research and development and selling, general and administrative expenses to increase as we advance planned and ongoing clinical trials for SAGE-718 and SAGE-324; advance regulatory, engage in permitted pre-launch and launch-planning activities for zuranolone; prepare for the potential commercial launch of zuranolone; expand our research activities; and pursue our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•
our ability to successfully receive FDA approval of our NDA to market zuranolone for the treatment of both MDD and PPD, on the timelines we expect, and without significant limitations and restrictions;
•
the costs of regulatory, permitted pre-launch and launch-readiness activities associated with zuranolone;
•
if zuranolone is approved for one or more indications, the costs associated with its commercial launch and the timing and amount of any revenues;
•
the timing and amount of revenues from sales of ZULRESSO, which we expect will continue to be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available, particularly in light of the ongoing disruption to the U.S. healthcare system and related healthcare staffing shortages stemming from the downstream effects of the COVID-19 pandemic; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO; and the downstream effects of the COVID-19 pandemic;
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
•
general macroeconomic and geopolitical conditions, including any capacity and resource constraints at our vendors and clinical trial sites on initiation and conduct of our clinical trials or on our supply chain;
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

Until such time, if ever, as we can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including as a result of any long-term negative effects of the COVID-19 pandemic, or other macroeconomic or geopolitical conditions, result in an economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $1.1 billion as of March 31, 2023. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

Our future business prospects depend heavily on our ability, with our collaboration partner, Biogen MA Inc., and Biogen International GmbH, or together, Biogen, to gain regulatory approval of zuranolone (SAGE-217) in the U.S. as a treatment for major depressive disorder, or MDD, and postpartum depression, or PPD, and to successfully commercialize zuranolone in those indications, if approved. While our new drug application, or NDA, for zuranolone is currently under review, we cannot be certain that the design and results of our development program for zuranolone will be sufficient to obtain regulatory approval of zuranolone for the treatment of MDD or PPD on the timelines we expect or at all. Even if we receive regulatory approval of zuranolone for the treatment of MDD and PPD, our commercialization efforts with respect to zuranolone may not be successful.

Our future business prospects depend heavily on our ability, along with our collaboration partner, Biogen, to gain regulatory approval of zuranolone in the U.S. as a treatment for MDD and PPD.

Our NDA seeking approval of zuranolone for the treatment of both MDD and PPD was accepted for filing by the U.S. Food and Drug Administration, or FDA, and granted priority review in February 2023, with a Prescription Drug User Fee Act, as amended, or PDUFA, target action date for the NDA of August 5, 2023. The FDA may not approve zuranolone as a treatment for MDD and/or PPD on the timelines we expect, or at all. The FDA may require additional trials or data to approve zuranolone as a treatment for MDD and/or PPD, any of which may significantly delay and put at risk our efforts to obtain approval and may not be successful. The FDA may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract for the manufacture of zuranolone do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs. The FDA may find deficiencies in the conduct of clinical trials or nonclinical studies or in the preparation, collection or analysis of data from clinical and non-clinical studies submitted in our NDA. Although the FDA notified us in March 2023 that the agency does not currently plan to convene an advisory committee meeting to discuss the NDA for zuranolone NDA for the treatment of MDD and PPD, the FDA may change that decision, and if our NDA for zuranolone is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee. The FDA may also approve zuranolone, but only for one of the indications described in our NDA or for only a specific subset of patients with MDD or PPD, or may impose other restrictions, such as limitations or restrictions in the approved label such as a boxed warning, contraindications or a Risk Evaluation and Mitigation Strategy, or REMS, program requirement. The FDA may not meet expected review timelines or may elect to extend the timeframe for their review, or there may be delays at any point in the regulatory review cycle that negatively impact our plans and expectations, including anticipated launch timelines and plans in MDD or PPD. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone. Even if zuranolone is approved for marketing, it may not have the profile or market acceptance we expect in clinical practice after launch or the unmet need for new treatment options in MDD may not be as significant as we expect or we may encounter reimbursement-related or other market-related issues in the commercialization of zuranolone. We and our collaborator may never be able to successfully commercialize zuranolone in the approved indications or to meet our expectations with respect to timing and revenues or profits from sales of such product.

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
•
as was the case with ZULRESSO, the FDA may require a REMS as a condition of approval or post-approval for our product candidates, or may modify an existing REMS or may impose other limitations or restrictions;
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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we or our collaborators may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. For example, unlike earlier trials of zuranolone for the treatment of MDD and PPD, the Phase 3 MOUNTAIN Study evaluating zuranolone in patients with MDD did not meet its primary endpoint. We or our collaborators may find that ongoing or future clinical trials of zuranolone or any of our other product candidates may also fail to meet their primary endpoints. Similarly, interim results from non-clinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed.

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
•
general political and economic conditions, including as a result of bank failures, the continuing downstream effects of the COVID-19 pandemic on the healthcare system;
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

Finally, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. If zuranolone receives regulatory approval, we plan to pursue a value-based agreement strategy with payors. Payors may not be receptive to the use of value-based agreements or may not agree with our approach and such a strategy may not increase market acceptance or access. Even if payors agree to our value-based agreement approach, they may still impose restrictions such as requiring patients to try other lower cost therapies prior to reimbursing zuranolone, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring prior authorizations, and such restrictions or requirements may be more onerous than we expect. If we believe a value-based agreement strategy will not be successful we may change our approach. We cannot be sure that adequate coverage or reimbursement will be available for zuranolone or any other product candidate that we or our collaborators commercialize or that coverage will be available on reasonable terms.

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

Our most advanced product candidate is zuranolone, for which we filed an NDA with the FDA seeking approval for the treatment of MDD and PPD. Patients with MDD are typically treated with a variety of low-cost antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. If approved, zuranolone may also face competition for the treatment of MDD from AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion, an FDA-approved antidepressant affecting norepinephrine and dopamine, which such combination formulation was approved in August 2022 by the FDA for the treatment of MDD in adults. Zuranolone, if approved, may also face competition from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which was recently approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD. Furthermore, if zuranolone is successfully approved for PPD and commercialized, it could further limit our commercial opportunity for ZULRESSO.

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

A number of companies are working to develop products designed to modulate the NMDA receptor. Novartis AG, following its acquisition of Cadent Therapeutics, Inc., is developing its own NMDA receptor positive allosteric modulator, CAD-9303, which is currently being investigated in cognitive impairment associated with schizophrenia. In addition, Vaccinex, Inc. is evaluating VX15/2503, a monoclonal antibody against the protein semaphorin 4D (SEMA4D), as a treatment for cognitive impairment in Huntington's disease. Prilenia Therapeutics, B.V. is also assessing pridopidine, a sigma-1 receptor (S1R) agonist, in a Phase 3 clinical trial as a treatment for Huntington’s disease. Several companies have developed or are developing products for the treatment of Alzheimer's disease.

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
•
form relationships with other entities, some of which may be our competitors; or
•
be impacted by changes to the macroeconomic and geopolitical environment, and the downstream effects of these changes.

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

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare sequester reductions were reduced and suspended, with the full 2% cut resuming in July 2022. These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. For example, the Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2023, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of March 31, 2023, our cash, cash equivalents and marketable securities were $1.1 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $146.8 million for the three months ended March 31, 2023, and our accumulated deficit was $2.2 billion as of March 31, 2023.

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

As of March 31, 2023, our cash, cash equivalents and marketable securities were $1.1 billion. We expect that our existing cash, cash equivalents and marketable securities, in addition to anticipated funding from our ongoing collaborations, excluding revenues and milestones, will be sufficient to fund our anticipated level of operations through 2024. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all, or generate revenues from zuranolone, if approved, or any other of our products that may be successfully developed, at the levels we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the success or failure of our efforts to: receive FDA approval of our NDA for zuranolone for the treatment of both MDD and PPD on a timely basis, without significant restrictions or limitations, or at all;
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
•
the impact of macroeconomic and geopolitical conditions;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, we issued 4,683 shares of our common stock to a former consultant upon the exercise of an option granted in January 2014 in consideration for services provided to us by the consultant. The option vested upon the achievement of a specified milestone and had an exercise price of $1.36 per share of our common stock. The aggregate consideration received by us upon the exercise by the consultant of the option was $6,369. We issued the shares of our common stock pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. Except as stated in this Quarterly Report on Form 10-Q, we did not sell any securities that were not registered under the Securities Act during the three months ended March 31, 2023.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1*	Amended and Restated Non-Employee Director Compensation Policy, dated March 23, 2023

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information and contained in Exhibits 101.*)

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE THERAPEUTICS, INC.

May 2, 2023	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

May 2, 2023	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)