Form 10-Q
period 2023-06-30
Sage Therapeutics, Inc.
filed 2023-08-07
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 59,883,943 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations as to the timing of the completion of controlled substance scheduling of ZURZUVAE™ (zuranolone) by the U.S. Drug Enforcement Administration, or DEA, and commencement of the planned commercial launch, availability, and commercialization of ZURZUVAE in the U.S. as a treatment for adults with postpartum depression, or PPD; our plans for commercial launch of ZURZUVAE in PPD, and our views as to our readiness for such a launch; the potential benefit of ZURZUVAE in the treatment of women with PPD; the number of women with PPD and the potential market for ZURZUVAE for the treatment of women with PPD;
•
our plans to evaluate next steps after receipt of a complete response letter issued by the U.S. Food & Drug Administration, or FDA, related to our new drug application for zuranolone for the treatment of major depressive disorder, or MDD, in adults; our views as to our potential to conduct one or more additional clinical trials, as required by the FDA, to try to obtain regulatory approval of zuranolone for MDD, and the potential expense, feasibility, outcome, and timing of such activities;
•
our views as to the potential for zuranolone to be developed in additional indications;
•
our expectations and estimates regarding: the level of expenses we may incur in connection with our activities; use of cash and projected cash balance at any given time; timing of future cash needs; capital requirements; sources of future financing; timing of receipt of potential milestone payments; our ability to obtain additional financing when needed to fund future operations; and our ongoing evaluation of resource allocation, including pipeline prioritization and a workforce reorganization, and other efforts to extend our cash runway;
•
our plans for the development of our product candidates for the treatment of brain health diseases and disorders, and potentially for other indications; our plans with respect to other research and development activities; and expected timelines for our planned activities;
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
•
our expectations with respect to the availability of supplies of ZULRESSO, ZURZUVAE and our product candidates, and the expected performance of our third-party manufacturers, including conformity with applicable regulatory requirements;
•
our ability to obtain and maintain intellectual property protection for our proprietary assets and other forms of exclusivity relevant to our business;

•
the estimated number of patients with diseases or disorders of interest to us and the potential size of the market for our products and product candidates in the indications we are pursuing or plan to study;
•
the potential for our current products and current or future product candidates, if successfully developed and approved, for the indications and in the markets for which they are approved and our ability to serve those markets;
•
the potential for success of competing products that are or become available for the treatment of PPD, MDD or any of the other indications that we are pursuing or may pursue in the future with our products and our product candidates;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD and to gain approval for zuranolone for the treatment of adults with MDD. We may not be successful in our launch and commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve broad market acceptance, or reimbursement at sufficient levels, and we may not be able to generate revenues at the levels or on the timing we expect or at levels or timing necessary to support our goals. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects. We may never achieve regulatory approval of zuranolone for the treatment of MDD; the FDA has taken the position that one or more additional clinical trials of zuranolone are required to support approval in MDD and even if we were to seek to appeal this in the future, the FDA may not change their position. If we conduct additional trials of zuranolone to support regulatory approval in the treatment of MDD, these trials may take a significant amount of time, significantly increase our expenses, or may not be successful.
•
Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our product candidates. We cannot be certain that we or our collaborators, where applicable, will be able to initiate new clinical trials, complete ongoing enrollment, dosing or data analysis of clinical trials, or announce results of ongoing or future clinical trials of our product candidates in each case on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any such product candidates on the timelines we expect or at all. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.
•
We may never be able to generate meaningful revenues from sales of ZULRESSO® (brexanolone) CIV injection, or revenues at levels or on timing necessary to support our investment and goals.
•
If the affected populations for indications our products and product candidates are targeting, including the addressable markets within such populations, or the number of patients within such markets who are actually treated with our products, are smaller than we anticipate, or our other assumptions with respect to the potential markets for our products and product candidates are incorrect, our ability to achieve profits from the commercialization of such products, if approved, at the levels or on the timing we expect could be materially adversely impacted.
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
•
Given recent developments, we are currently evaluating resource allocation, including pipeline prioritization and a workforce reorganization, with a goal of extending our cash runway. We may not achieve events tied to cash milestone payments from our collaboration partners on the timelines we expect or at all, or generate revenues from ZURZUVAE for the treatment of women with PPD, or any other of our products that may be successfully developed, at the levels we expect. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove not to be correct. We may need to raise additional funding in the future, which may not be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish valuable rights.
•
Any impairment of the ability of our third-party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.
•
Any of our current product candidates, if successfully developed and approved, and other future products, if any, may not have the profile we expect in clinical practice after launch or may not achieve broad market acceptance for the approved indications, or reimbursement at sufficient levels, and the results of our commercialization efforts may not meet our expectations, which may limit the revenue that we generate from sales of such products.
•
Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO, ZURZUVAE, or any of our other current or future product candidates, if successfully developed and approved.
•
Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including relating to development or commercialization strategy or appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected and we may be subject to delays, disputes, or litigation if we disagree significantly with any of our collaborators, or any of our collaborators fails to perform its obligations or terminates our collaboration in whole or in part.
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
•
Our stock price may fluctuate in response to a number of factors.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$121,416	$162,700
Marketable securities	881,200	1,109,794
Prepaid expenses and other current assets	46,321	50,826
Collaboration receivable - related party	15,090	13,660
Total current assets	1,064,027	1,336,980
Property and equipment, net	2,480	2,898
Restricted cash	1,332	1,269
Right-of-use operating asset	7,560	10,532
Other long-term assets	6,889	4,770
Total assets	$1,082,288	$1,356,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,283	$18,950
Accrued expenses	79,799	72,666
Operating lease liability, current portion	7,725	7,643
Total current liabilities	96,807	99,259
Operating lease liability, net of current portion	1,003	4,491
Other liabilities	102	100
Total liabilities	97,912	103,850
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2023 and December 31, 2022; 59,799,038 and 59,512,158 shares issued at June 30, 2023 and December 31, 2022; 59,796,005 and 59,509,125 shares outstanding at June 30, 2023 and December 31, 2022	6	6
Treasury stock, at cost, 3,033 shares at June 30, 2023 and December 31, 2022	(400)	(400)
Additional paid-in capital	3,325,737	3,291,369
Accumulated deficit	(2,335,323)	(2,028,170)
Accumulated other comprehensive loss	(5,644)	(10,206)
Total stockholders’ equity	984,376	1,252,599
Total liabilities and stockholders’ equity	$1,082,288	$1,356,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$2,460	$1,501	$5,754	$3,082
Collaboration revenue	14	—	14	—
Total revenue	2,474	1,501	5,768	3,082
Operating costs and expenses:
Cost of goods sold	205	200	435	486
Research and development	97,161	77,297	189,987	155,315
Selling, general and administrative	75,565	52,411	141,273	98,888
Total operating costs and expenses	172,931	129,908	331,695	254,689
Loss from operations	(170,457)	(128,407)	(325,927)	(251,607)
Interest income, net	10,173	2,102	19,003	3,270
Other income (expense), net	(41)	45	(229)	22
Net loss	$(160,325)	$(126,260)	$(307,153)	$(248,315)
Net loss per share—basic and diluted	$(2.68)	$(2.13)	$(5.14)	$(4.20)
Weighted average number of common shares outstanding—basic and diluted	59,769,640	59,266,322	59,722,147	59,148,246
Comprehensive loss:
Net loss	$(160,325)	$(126,260)	$(307,153)	$(248,315)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(556)	(2,671)	4,562	(11,212)
Total other comprehensive gain (loss)	(556)	(2,671)	4,562	(11,212)
Total comprehensive loss	$(160,881)	$(128,931)	$(302,591)	$(259,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(307,153)	$(248,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31,731	33,189
Premium on marketable securities	(71)	(1,454)
Amortization of premium (discount) on marketable securities	(7,570)	6,114
Depreciation expense	654	554
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,505	(1,614)
Collaboration receivable - related party	(1,430)	(5,216)
Other long-term assets	(2,119)	(656)
Right-of-use operating asset	2,972	2,730
Operating lease liabilities, current	82	95
Operating lease liabilities, non-current	(3,488)	(3,164)
Accounts payable	(9,566)	(5,225)
Accrued expenses and other liabilities	6,253	8,723
Net cash used in operating activities	(285,200)	(214,239)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	630,452	556,100
Purchases of marketable securities	(389,655)	(431,105)
Purchases of property and equipment	(337)	(291)
Net cash provided by investing activities	240,460	124,704
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	4,156	1,836
Payment of employee tax obligations related to vesting of restricted stock units	(637)	(24)
Net cash provided by financing activities	3,519	1,812
Net decrease in cash, cash equivalents and restricted cash	(41,221)	(87,723)
Cash, cash equivalents and restricted cash at beginning of period	163,969	295,502
Cash, cash equivalents and restricted cash at end of period	$122,748	$207,779
Supplemental disclosure of non-cash operating activities
Purchases of property and equipment included in accounts payable	$36	$256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	105,474	—	—	—	646	—	—	646
Issuance of common stock under the employee stock purchase plan	23,625	—	—	—	1,153	—	—	1,153
Stock-based compensation expense	—	—	—	—	18,268	—	—	18,268
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8,541)	—	(8,541)
Net loss	—	—	—	—	—	—	(122,055)	(122,055)
Balances at March 31, 2022	59,066,149	6	3,033	(400)	3,247,538	(11,201)	(1,617,441)	1,618,502
Issuance of common stock from exercises of stock options	31,801	—	—	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	14,652	—	—	14,652
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(2,671)	—	(2,671)
Vesting of restricted stock units, net of employee tax obligations	290,779	—	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	(126,260)	(126,260)
Balances at June 30, 2022	59,388,729	$6	3,033	$(400)	$3,262,203	$(13,872)	$(1,743,701)	$1,504,236

Balances at December 31, 2022	59,509,125	$6	3,033	$(400)	$3,291,369	$(10,206)	$(2,028,170)	$1,252,599
Issuance of common stock from exercises of stock options	52,058	—	—	—	438	—	—	438
Issuance of common stock under the employee stock purchase plan	76,105	—	—	—	2,863	—	—	2,863
Stock-based compensation expense	—	—	—	—	19,568	—	—	19,568
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	5,118	—	5,118
Vesting of restricted stock units, net of employee tax obligations	124,713	—	—	—	(629)	—	—	(629)
Net loss	—	—	—	—	—	—	(146,828)	(146,828)
Balances at March 31, 2023	59,762,001	6	3,033	(400)	3,313,609	(5,088)	(2,174,998)	1,133,129
Issuance of common stock from exercises of stock options	20,032	—	—	—	855	—	—	855
Stock-based compensation expense	—	—	—	—	11,281	—	—	11,281
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(556)	—	(556)
Vesting of restricted stock units, net of employee tax obligations	13,972	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	—	(160,325)	(160,325)
Balances at June 30, 2023	59,796,005	$6	3,033	$(400)	$3,325,737	$(5,644)	$(2,335,323)	$984,376

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

The Company’s second product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration (the “FDA”) on August 4, 2023 for the treatment of postpartum depression (“PPD”) in adults. Additionally, the FDA issued a complete response letter related to the Company's new drug application (“NDA”) for zuranolone for the treatment of major depressive disorder (“MDD”). The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. The Company is reviewing the feedback from the FDA and evaluating next steps.

The Company's first product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of PPD in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. The Company has a portfolio of other product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. The Company is currently targeting diseases and disorders of the brain with three key focus areas: depression, neurology and neuropsychiatry.

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

The product candidates developed by the Company require approvals from the FDA or foreign regulatory agencies prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive, or that the Company’s current products, ZULRESSO and ZURZUVAE, will maintain, the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed for any of its product candidates, including zuranolone for the treatment of MDD, such occurrences may have a material adverse impact on the Company’s business and its financial condition.

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, the risk of a recession and the ongoing conflict between Russia and Ukraine. In addition, if equity and credit markets deteriorate, including as a result of past and potential future bank failures, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to our existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) (the “Biogen Collaboration Agreement”). As of June 30, 2023, the Company had an accumulated deficit of $2.3 billion. From its inception through June 30, 2023, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering (“IPO”), the issuance of convertible notes, and the sales of common stock in its IPO in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, its results of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, its cash flows for the six months ended June 30, 2023 and 2022, and its statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022. The consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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

Product Revenue, Net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2023, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2023, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company’s cash equivalents and marketable securities at June 30, 2023 and December 31, 2022 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2023 and December 31, 2022, respectively.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2023 and December 31, 2022.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$104,261	$104,261	$—	$—
U.S. commercial paper	15,919	—	15,919	—
Total cash equivalents	120,180	104,261	15,919	—
Marketable securities:
U.S. government securities	227,933	—	227,933	—
U.S. corporate bonds	227,695	—	227,695	—
International corporate bonds	86,356	—	86,356	—
U.S. commercial paper	59,317	—	59,317	—
International commercial paper	100,870	—	100,870	—
U.S. certificates of deposit	13,893	—	13,893	—
U.S. municipal securities	165,136	—	165,136	—
Total marketable securities	881,200	—	881,200	—
	$1,001,380	$104,261	$897,119	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$161,185	$161,185	$—	$—
Total cash equivalents	161,185	161,185	—	—
Marketable securities:
U.S. government securities	302,911	—	302,911	—
U.S. corporate bonds	354,495	—	354,495	—
International corporate bonds	127,248	—	127,248	—
U.S. commercial paper	63,114	—	63,114	—
International commercial paper	133,163	—	133,163	—
U.S. certificates of deposit	15,613	—	15,613	—
U.S. municipal securities	113,250	—	113,250	—
Total marketable securities	1,109,794	—	1,109,794	—
	$1,270,979	$161,185	$1,109,794	$—

During the six months ended June 30, 2023 and 2022, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$229,757	$2	$(1,826)	$—	$227,933
U.S. corporate bonds	229,502	3	(1,810)	—	227,695
International corporate bonds	86,906	1	(551)	—	86,356
U.S. commercial paper	59,392	—	(75)	—	59,317
International commercial paper	101,055	—	(185)	—	100,870
U.S. certificates of deposit	13,893	—	—	—	13,893
U.S. municipal securities	166,339	—	(1,203)	—	165,136
	$886,844	$6	$(5,650)	$—	$881,200

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$307,173	$—	$(4,262)	$—	$302,911
U.S. corporate bonds	358,019	6	(3,530)	—	354,495
International corporate bonds	128,374	7	(1,133)	—	127,248
U.S. commercial paper	63,234	—	(120)	—	63,114
International commercial paper	133,338	—	(175)	—	133,163
U.S. certificates of deposit	15,613	—	—	—	15,613
U.S. municipal securities	114,249	31	(1,030)	—	113,250
	$1,120,000	$44	$(10,250)	$—	$1,109,794

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$140,520	$(804)	$72,484	$(1,022)	$213,004	$(1,826)
U.S. corporate bonds	160,348	(1,130)	47,918	(680)	208,266	(1,810)
International corporate bonds	69,198	(392)	14,160	(159)	83,358	(551)
U.S. commercial paper	58,232	(75)	—	—	58,232	(75)
International commercial paper	83,020	(185)	—	—	83,020	(185)
U.S. municipal securities	145,520	(824)	19,615	(379)	165,135	(1,203)
	$656,838	$(3,410)	$154,177	$(2,240)	$811,015	$(5,650)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$112,243	$(1,517)	$185,691	$(2,745)	$297,934	$(4,262)
U.S. corporate bonds	208,507	(1,989)	130,633	(1,541)	339,140	(3,530)
International corporate bonds	50,982	(497)	68,993	(636)	119,975	(1,133)
U.S. commercial paper	24,768	(120)	—	—	24,768	(120)
International commercial paper	30,987	(175)	—	—	30,987	(175)
U.S. municipal securities	86,251	(497)	14,466	(533)	100,717	(1,030)
	$513,738	$(4,795)	$399,783	$(5,455)	$913,521	$(10,250)

As of June 30, 2023 and December 31, 2022, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $144.5 million and maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2023 and the year ended December 31, 2022.

4.
Accrued Expenses

The following table summarizes accrued expenses as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(in thousands)
Accrued research and development costs	$45,322	$32,565
Employee-related	19,194	29,372
Professional services	14,413	10,172
Other	870	557
	$79,799	$72,666

5.
Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately 1.5 years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

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

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to June 30, 2023, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to June 30, 2023, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the six months ended June 30, 2023 and 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to June 30, 2023, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the six months ended June 30, 2023 and 2022, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2023 and 2022, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

Biogen

In November 2020, the Company entered into the Biogen Collaboration Agreement to jointly develop and commercialize SAGE-217 products for the treatment of MDD, PPD and other disorders and SAGE-324 products for essential tremor and other disorders. Concurrently, the Company also entered into a stock purchase agreement with BIMA (the “Biogen Stock Purchase Agreement”) under which BIMA purchased shares of the Company’s common stock. The Biogen Collaboration Agreement became effective on December 28, 2020 (the “Effective Date”).

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

The Company is eligible to receive additional payments of up to $1.6 billion from Biogen if certain regulatory and commercial milestones are achieved. The potential future milestone payments for SAGE-217 products include up to $475.0 million for the achievement of specified regulatory and commercial milestones, including a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S., and up to $300.0 million for the achievement of specified net sales milestones. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, and the challenges of launching and commercializing a product, if approved, the Company may never receive any milestone payments or any royalty payments under the Biogen Collaboration Agreement.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. During the six months ended June 30, 2023 and 2022, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

Payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three and six months ended June 30, 2023, the Company recorded a net reimbursement of $14.9 million and $29.2 million, respectively, for the amounts due from Biogen as a reduction of or an addition to the related operating expense categories in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the Company recorded a net reimbursement of $23.8 million and $43.8 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2023, the Company recorded a Collaboration Receivable – Related Party of $15.1 million in the condensed consolidated balance sheet for the amounts due for the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company made no payments to Biogen and the Company received $27.8 million from Biogen for the amounts due for the three months ended December 31, 2022 and the three months ended March 31, 2023.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen or to Biogen, reflected by category of operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$71,524	$59,218	$127,660	$107,972
Net reimbursement to (from) Biogen reflected in the condensed consolidated statements of operations and comprehensive loss:
Research and development expenses	(22,418)	(20,983)	(39,700)	(39,497)
Selling, general and administrative expenses	7,476	(2,835)	10,510	(4,309)
	(14,942)	(23,818)	(29,190)	(43,806)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statements of operations and comprehensive loss	$56,582	$35,400	$98,470	$64,166

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

The Biogen Stock Purchase Agreement includes certain standstill provisions, lock-up restrictions, and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire the Company’s securities, seek or propose a tender or exchange offer or merger between the Company and Biogen, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date. BIMA also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares, which period expired on June 30, 2022, and to limit sales and transfers of the Biogen Shares for an additional eighteen-month period, which expires December 31, 2023, in each case subject to specified conditions and exceptions.

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

As of June 30, 2023, the total number of shares underlying outstanding awards under all equity plans was 10,907,261 and the total number of shares available for future issuance under all equity plans was 7,968,438 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP. On June 15, 2023, the Company’s stockholders approved another amendment to the ESPP, which had been previously approved by the Board, to add an additional 500,000 shares of common stock to the ESPP. As amended, a total of 1,082,000 shares of common stock have been authorized for issuance under the ESPP.

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,415,481	$48.73
Granted	1,192,938	$42.93
Vested	(153,067)	$65.04
Forfeited	(50,016)	$46.64
Outstanding as of June 30, 2023	2,405,336	$44.86

Time-based restricted stock units

During the year ended December 31, 2021, the Company granted 268,119 time-based restricted stock units to certain employees of the Company that vest over four years. In September 2022, 25% vested on the one-year anniversary of the vesting start date and the remaining 75% vest ratably in quarterly increments over the remaining three years. During the three and six months ended June 30, 2023, 14,083 and 28,577, respectively, of these time-based restricted stock units vested, with a fair value of $0.7 million and $1.3 million, respectively, on the dates of vesting.

During the year ended December 31, 2020, the Company granted 550,890 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vested over two years, with 25% vesting at the one-year anniversary of the grant date and 75% vesting at the two-year anniversary of the grant date, which were in April 2021 and April 2022, respectively. During the year ended December 31, 2021, 113,941 of these time-based restricted stock units vested, with a fair value on the date of vesting equal to $8.8 million. During the three months ended June 30, 2022, 291,505 of these time-based restricted stock units vested, with a fair value on the date of vesting equal to $9.5 million. During the three months ended March 31, 2022, no time-based restricted stock units vested.

During the three months ended March 31, 2023, the Company granted 330,617 time-based restricted stock units to certain employees and consultants of the Company. These time-based restricted stock units vest over four years, with 25% vesting at the one-year anniversary of the vesting start date and the remaining 75% vesting in equal installments on each anniversary of the vesting start date for the following three years. During the three months ended June 30, 2023, the Company granted no time-based restricted stock units.

During the six months ended June 30, 2022, the Company granted no time-based restricted stock units.

As of June 30, 2023, 445,421 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $18.6 million.

Performance restricted stock units

During the three months ended June 30, 2023 and 2022, the Company granted 39,603 and 96,365 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units granted during the three months ended June 30, 2023 and 2022 vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones.

During the six months ended June 30, 2023 and 2022, the Company granted 862,321 and 511,930 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units granted during the six months ended June 30, 2023 and 2022 vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones. Certain performance restricted stock units granted during the three months ended March 31, 2023 vest upon the Company reaching specified measures of total stockholder return.

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

As of June 30, 2023 and 2022, for performance restricted stock units that were outstanding, except for those with milestones that are measures of total stockholder return, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the six months ended June 30, 2023 and 2022, respectively.

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

No performance restricted stock units vested during the six months ended June 30, 2022.

As of June 30, 2023, 1,959,915 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $88.6 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,788,350	$77.95	6.36	$7,275
Granted	881,254	$46.03
Exercised	(65,940)	$16.58
Forfeited	(101,739)	$86.24
Outstanding as of June 30, 2023	8,501,925	$75.02	6.27	$25,890
Exercisable as of June 30, 2023	5,568,114	$83.45	5.09	$17,901

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $65.9 million, which is expected to be recognized over the remaining weighted average vesting period of 2.96 years.

The intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $1.9 million and $4.2 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2023 and 2022, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the six months ended June 30, 2023 and 2022, no milestones were achieved under performance-based stock options.

As of June 30, 2023, 650,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $9.0 million and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$4,496	$6,458	$13,269	$15,073
Selling, general and administrative	7,197	8,178	18,462	18,116
	$11,693	$14,636	$31,731	$33,189

The following table summarizes stock-based compensation expense by award type recognized during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	$9,663	$13,202	$19,678	$28,667
Restricted stock units	1,618	1,450	11,171	4,253
Employee stock purchase plan	412	(16)	882	269
	$11,693	$14,636	$31,731	$33,189

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2023 and 2022 was $30.41 and $26.32, respectively.

8.
Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(160,325)	$(126,260)	$(307,153)	$(248,315)
Denominator:
Weighted average common stock outstanding —basic	59,769,640	59,266,322	59,722,147	59,148,246
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—	—	—
Weighted average common stock outstanding —diluted	59,769,640	59,266,322	59,722,147	59,148,246
Net loss per share—basic and diluted	$(2.68)	$(2.13)	$(5.14)	$(4.20)

The following table summarizes common stock equivalents outstanding that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	7,851,925	6,999,816	7,851,925	6,999,816
Restricted stock units	445,421	243,159	445,421	243,159
Employee stock purchase plan	87,938	33,614	87,938	33,614
	8,385,284	7,276,589	8,385,284	7,276,589

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

ZURZUVAE™ (zuranolone), our second product, was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors. ZURZUVAE is expected to commercially launch in the U.S. for the treatment of women with PPD in the fourth quarter of 2023, following controlled substance scheduling by the U.S. Drug Enforcement Administration, or DEA, which is anticipated to be completed within 90 days after FDA approval. ZURZUVAE is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course. ZURZUVAE can cause CNS depressant effects such as somnolence and confusion. Healthcare professionals should consider changing the therapeutic regimen, including discontinuing ZURZUVAE, in patients whose depression becomes worse or who experience emergent suicidal thoughts and behaviors and advise females of reproductive potential to use effective contraception during treatment with ZURZUVAE and for one week after the final dose. ZURZUVAE was generally well-tolerated with a consistent safety profile across both pivotal clinical trials in adult women with PPD. The most common side effects include sleepiness or drowsiness, dizziness, common cold, diarrhea, feeling tired, weak, or having no energy, and urinary tract infection.

Additionally, on August 4, 2023 the FDA issued a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, under our collaboration and license agreement, or the Biogen Collaboration Agreement, are reviewing the feedback from the FDA and evaluating next steps.

The approval of ZURZUVAE to treat PPD in adults was based on two pivotal clinical trials in adult women with PPD. We have also completed four pivotal clinical trials of zuranolone for the treatment of adults with MDD. The completed pivotal trials evaluating zuranolone for the treatment of PPD and three of the four completed pivotal trials evaluating zuranolone for the treatment of MDD met their primary endpoints. We are currently conducting an open-label Phase 3 clinical trial of zuranolone for the treatment of MDD, known as the SHORELINE Study, which is designed to evaluate the safety, tolerability, and need for repeat dosing of zuranolone in adults for up to one year. Enrollment in a 50 mg cohort of the SHORELINE Study has been completed and the study is ongoing. In August 2023, we announced additional data from the SHORELINE Study, specifically from the cohort of patients (n=277) that rolled over into the SHORELINE Study from the CORAL Study. In this cohort, the adverse event profile and the data generated on repeat treatments were similar to previously reported data from other cohorts of the SHORELINE Study, with no new safety signals identified. Sage plans to present further analyses from the SHORELINE Study at future medical congresses. We and Biogen may in the future develop zuranolone for other affective disorders.

Under the Biogen Collaboration Agreement, we are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen, and we will jointly commercialize any products containing zuranolone, which, including ZURZUVAE, we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. For so long as a Licensed Product is being sold in the U.S., we and Biogen will equally share in all operating profits and losses arising from such Licensed Product. The Biogen Collaboration Agreement provides that Biogen will record sales of Licensed 217 Products globally. We will record sales of Licensed 324 Products in the U.S., and Biogen will record sales of Licensed 324 Products outside of the U.S., in each case if approved.

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

Our first approved product, ZULRESSO® (brexanolone) CIV injection, is approved in the U.S. for the treatment of PPD in adults. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that, like zuranolone, acts as a positive allosteric modulator of GABAA receptors.

We also are developing a portfolio of other novel compounds that target GABAA receptors including SAGE-324, which is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We are currently enrolling patients with essential tremor in a Phase 2b dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

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

The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease. In addition, in February 2023, the European Medicines Agency granted Orphan Drug Designation to SAGE-718 for the potential treatment of Huntington’s disease. SAGE-718 is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

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

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. Our earlier stage product candidates include SAGE-689, a balanced GABAA receptor positive allosteric modulator in Phase 1 clinical development intended for intramuscular administration, and SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator in Phase 1 clinical development for its potential use as an oral therapy in treating disorders of social interaction. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for potential use in neurodevelopmental disorders and cognitive recovery and rehabilitation. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. Depending on the outcome of our expense and pipeline prioritization efforts, we believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future, and also believe that we may have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.3 billion as of June 30, 2023. Our net loss was $307.2 million for the six months ended June 30, 2023. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and operating losses for the foreseeable future.

Based on our current estimates, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2023, in addition to anticipated funding from our ongoing collaborations and potential revenue, will enable us to support our operations into 2025. See “—Liquidity and Capital Resources”.

Additionally, given recent developments, we are currently evaluating resource allocation, including pipeline prioritization and a workforce reorganization, with a goal of extending our cash runway. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur costs in connection with our ongoing activities, including if and as we:

•
prepare for a planned commercial launch of ZURZUVAE for the treatment of women with PPD in the U.S. after DEA scheduling has been completed; evaluate feedback from the FDA and potentially advance work to support the regulatory approval of zuranolone for the treatment of MDD, including potentially conducting one or more additional clinical trials in patients with MDD; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;
•
continue our commercialization efforts with respect to ZULRESSO for the treatment of women with PPD in the U.S., with a primary focus on geographies that have existing, active ZULRESSO treating sites;
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
•
depending on the outcome of our ongoing evaluation of resource allocation and pipeline prioritization efforts, advance our earlier-stage compounds; continue our research and development efforts to evaluate the potential for our existing product candidates for the treatment of additional indications or in new formulations; identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;
•
prepare and file NDAs with the FDA and conduct permitted pre-launch activities with respect to any of our product candidates that we believe have been successfully developed;
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

Until such time that we can generate significant revenue on a sustained basis from product sales and/or from collaborations, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZULRESSO, ZURZUVAE, or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter. We will not generate revenue from ZURZUVAE unless and until we and Biogen successfully launch and commercialize ZURZUVAE for the treatment of women with PPD in the U.S., and will not generate revenue from other products unless and until we or any of our collaborators successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under our existing or future collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. If ZURZUVAE is successfully launched and commercialized for the treatment of women with PPD, it could further limit our commercial opportunity for ZULRESSO.

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Shionogi Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and manufacturing of zuranolone for the treatment of MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a supply agreement with Shionogi under which we supply Shionogi with zuranolone clinical material. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million, which was recorded as collaboration revenue in the year ended December 31, 2018, and for the supply of active pharmaceutical agreement, or API, for Shionogi’s clinical trials.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen has become a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S. and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen will be the principal and record sales of SAGE-217 products globally. We will be the principal and record sales of SAGE-324 products in the U.S. and Biogen will be the principal and record sales of SAGE-324 Products in the Biogen Territory. In the year ended December 31, 2020, we recorded collaboration revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments. We have the potential to receive from Biogen a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of zuranolone for the treatment of MDD in the U.S. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three and six months ended June 30, 2023, we recorded net reimbursement of $22.4 million and $39.7 million, respectively; and during the three and six months ended June 30, 2022, we recorded net reimbursement of $21.0 million and $39.5 million, respectively, from Biogen, in each case, which was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

In addition, healthcare and vendor staffing shortages and disruption to the U.S. healthcare system, which began as a result of the COVID-19 pandemic, and/or the impact of other macroeconomic and geopolitical conditions, may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions, staffing shortages, or other changes to the macroeconomic environment may substantially slow clinical site identification and activation and enrollment in our clinical trials, may impair or delay the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs. For example, we have experienced slower than anticipated recruitment in certain clinical trials, including our ongoing KINETIC 2 Study of SAGE-324 in patients with essential tremor, for which we now expect to complete enrollment in late 2023, rather than in late 2022 as we had initially projected.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZURZUVAE and ZULRESSO; permitted pre-launch and launch-readiness activities related to ZURZUVAE; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

Our ongoing commercial efforts with respect to ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support our ongoing commercial activities associated with ZULRESSO. Given recent developments, we are currently evaluating resource allocation, including pipeline prioritization and a workforce reorganization, with a goal of extending our cash runway. As a result, we expect that our selling, general and administrative expenses will decrease in 2024 as compared to 2023. We expect to continue to incur selling, general and administrative expenses as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD in the fourth quarter of 2023 following DEA scheduling, which is anticipated to be completed within 90 days after FDA approval. These expenses will include the costs associated with engagement in permitted pre-launch and launch-readiness activities, the hiring and training of a direct sales force for ZURZUVAE, and progression of our development efforts for our current or future product candidates and commercialization of those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and six months ended June 30, 2023, we recorded net reimbursement from us to Biogen of $7.5 million and $10.5 million, respectively, that was added to our selling, general and administrative expenses. During the three and six months ended June 30, 2022, we recorded net reimbursement of $2.8 million and $4.3 million, respectively, from Biogen that was deducted from our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Product revenue, net	$2,460	$1,501	$959
Collaboration revenue	14	—	14
Total revenue	2,474	1,501	973
Operating costs and expenses:
Cost of goods sold	205	200	5
Research and development	97,161	77,297	19,864
Selling, general and administrative	75,565	52,411	23,154
Total operating costs and expenses	172,931	129,908	43,023
Loss from operations	(170,457)	(128,407)	(42,050)
Interest income, net	10,173	2,102	8,071
Other income (expense), net	(41)	45	(86)
Net loss	$(160,325)	$(126,260)	$(34,065)

Product Revenue, Net

During the three months ended June 30, 2023 and 2022, we recognized $2.5 million and $1.5 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Cost of Goods Sold

During the three months ended June 30, 2023 and 2022, cost of goods sold was $0.2 million and $0.2 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended June 30, 2023 and 2022. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
ZURZUVAE (zuranolone)	$30,502	$27,827	$2,675
SAGE-324	10,356	8,469	1,887
SAGE-718	13,132	9,015	4,117
Other research and development programs	21,691	16,201	5,490
Unallocated expenses	39,402	30,310	9,092
Stock-based compensation	4,496	6,458	(1,962)
Net reimbursement from Biogen	(22,418)	(20,983)	(1,435)
	$97,161	$77,297	$19,864

Research and development expenses for the three months ended June 30, 2023 were $97.2 million, compared to $77.3 million for the three months ended June 30, 2022. The increase of $19.9 million was primarily due to the following:

•
an increase of $2.7 million in expenses for development of ZURZUVAE, primarily due to an increase in spending for the SHORELINE study and partially offset by decreases due to the completion of studies after the three months ended June 30, 2022;
•
an increase of $1.9 million in expenses for development of SAGE-324, primarily due to activities directed toward the conduct of a clinical pharmacology study and a Phase 2 clinical trial during the three months ended June 30, 2023;
•
an increase of $4.1 million in expenses for development of SAGE-718, primarily due to activities directed towards the conduct of a Phase 2 clinical trial which was initiated during 2023;
•
an increase of $5.5 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;
•
an increase of $9.1 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our research and development operations; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement increased by $1.4 million. For the three months ended June 30, 2023, the amount of net reimbursement was $15.4 million for zuranolone, $4.9 million for SAGE-324 and $2.1 million for costs that are reimbursable and included in unallocated expenses. For the three months ended June 30, 2022, the amount of net reimbursement was $13.8 million for zuranolone, $4.2 million for SAGE-324 and $2.9 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the increase in net reimbursement was the increase in spending for zuranolone, primarily due to an increase in spending for the SHORELINE study.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Personnel-related	$33,393	$20,338	$13,055
Stock-based compensation	7,197	8,178	(981)
Professional fees	12,929	15,120	(2,191)
Other	14,570	11,610	2,960
Net reimbursement to (from) Biogen	7,476	(2,835)	10,311
	$75,565	$52,411	$23,154

Selling, general and administrative expenses for the three months ended June 30, 2023 were $75.6 million, compared to $52.4 million for the three months ended June 30, 2022. The increase of $23.2 million was primarily due to the following:

•
an increase of $13.1 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to ZURZUVAE and in anticipation of potential commercialization of ZURZUVAE;
•
an increase of $3.0 million in other expenses, primarily due to an increase in corporate infrastructure costs such as information technology costs, to support the growth in our operations; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $10.3 million. For the three months ended June 30, 2023, the amount of net reimbursement from us to Biogen was $0.4 million for personnel-related costs and $7.0 million for external costs. For the three months ended June 30, 2022, the amount of net reimbursement from us to Biogen was $0.3 million for personnel-related costs and the amount of net reimbursement from Biogen to us was $3.1 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of a potential commercialization of ZURZUVAE.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended June 30, 2023 and 2022 were $10.1 million and $2.1 million, respectively. The primary reason for the increase was the increase in interest rates from the three months ended June 30, 2022 to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Product revenue, net	$5,754	$3,082	$2,672
Collaboration revenue	14	—	14
Total revenue	5,768	3,082	2,686
Operating costs and expenses:
Cost of goods sold	435	486	(51)
Research and development	189,987	155,315	34,672
Selling, general and administrative	141,273	98,888	42,385
Total operating costs and expenses	331,695	254,689	77,006
Loss from operations	(325,927)	(251,607)	(74,320)
Interest income, net	19,003	3,270	15,733
Other income (expense), net	(229)	22	(251)
Net loss	$(307,153)	$(248,315)	$(58,838)

Product Revenue, Net

During the six months ended June 30, 2023 and 2022, we recognized $5.8 million and $3.1 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Cost of Goods Sold

During the six months ended June 30, 2023 and 2022, cost of goods sold was $0.4 million and $0.5 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the six months ended June 30, 2023 and 2022. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
ZURZUVAE (zuranolone)	$53,641	$50,109	$3,532
SAGE-324	16,612	18,504	(1,892)
SAGE-718	26,196	18,436	7,760
Other research and development programs	39,597	34,856	4,741
Unallocated expenses	80,372	57,834	22,538
Stock-based compensation	13,269	15,073	(1,804)
Net reimbursement from Biogen	(39,700)	(39,497)	(203)
	$189,987	$155,315	$34,672

Research and development expenses for the six months ended June 30, 2023 were $190.0 million, compared to $155.3 million for the six months ended June 30, 2022. The increase of $34.7 million was primarily due to the following:

•
an increase of $3.5 million in expenses for development of ZURZUVAE, primarily due to an increase in manufacturing-related costs in anticipation of potential commercialization of ZURZUVAE; and an increase in spending for the SHORELINE study, partially offset by decreases due to the completion of studies after the six months ended June 30, 2022;
•
a decrease of $1.9 million in expenses for development of SAGE-324, primarily due to the completion of clinical pharmacology studies after the six months ended June 30, 2022;
•
an increase of $7.8 million in expenses for development of SAGE-718, primarily due to activities directed towards the conduct of a Phase 2 clinical trial which was initiated during 2023;
•
an increase of $4.7 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;
•
an increase of $22.5 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our research and development operations; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement increased by $0.2 million. For the six months ended June 30, 2023, the amount of net reimbursement was $26.8 million for zuranolone, $8.0 million for SAGE-324 and $4.8 million for costs that are reimbursable and included in unallocated expenses. For the six months ended June 30, 2022, the amount of net reimbursement was $24.8 million for zuranolone, $9.2 million for SAGE-324 and $5.5 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the increase in net reimbursement was the increase in spending for ZURZUVAE, primarily due to an increase in manufacturing-related costs in anticipation of potential commercialization of ZURZUVAE; and an increase in spending for the SHORELINE study.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Personnel-related	$62,280	$38,605	$23,675
Stock-based compensation	18,462	18,116	346
Professional fees	24,490	25,629	(1,139)
Other	25,531	20,847	4,684
Net reimbursement to (from) Biogen	10,510	(4,309)	14,819
	$141,273	$98,888	$42,385

Selling, general and administrative expenses for the six months ended June 30, 2023 were $141.3 million, compared to $98.9 million for the six months ended June 30, 2022. The increase of $42.4 million was primarily due to the following:

•
an increase of $23.7 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to ZURZUVAE and in anticipation of a potential commercialization of ZURZUVAE;
•
an increase of $4.7 million in other expenses, primarily due to an increase in corporate infrastructure costs such as information technology costs, to support the growth in our operations; and
•
the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement decreased by $14.8 million. For the six months ended June 30, 2023, the amount of net reimbursement from us to Biogen was $0.6 million for personnel-related costs and $9.9 million for external costs. For the six months ended June 30, 2022, the amount of net reimbursement from us to Biogen was $0.3 million for personnel-related costs and the amount of net reimbursement from Biogen to us was $4.6 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of a potential commercialization of ZURZUVAE.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the six months ended June 30, 2023 and 2022 were $18.8 million and $3.3 million, respectively. The primary reason for the increase was the increase in interest rates from the six months ended June 30, 2022 to the six months ended June 30, 2023.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our first product, ZULRESSO, in June 2019. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of June 30, 2023, we had an accumulated deficit of $2.3 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. From our inception through June 30, 2023, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of June 30, 2023, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $1.0 billion. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(285,200)	$(214,239)
Investing activities	240,460	124,704
Financing activities	3,519	1,812
	$(41,221)	$(87,723)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities primarily resulted from our net loss of $307.2 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $2.8 million, partially offset by $24.7 million of non-cash items.

During the six months ended June 30, 2022, net cash used in operating activities primarily resulted from our net loss of $248.3 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $4.3 million, partially offset by $38.4 million of non-cash items.

Investing Activities

During the six months ended June 30, 2023 and 2022, net cash provided by investing activities was $240.5 million and $124.7 million, respectively. During the six months ended June 30, 2023 and 2022, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the six months ended June 30, 2023 and 2022, net cash provided by financing activities was $3.5 million and $1.8 million, respectively. The increase was mainly due to an increase of proceeds from the purchase of shares under the Employee Stock Purchase Plan.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future as we commercialize ZURZUVAE for the treatment of women with PPD in the U.S.; review feedback from the FDA and evaluate next steps with respect to the CRL regarding zuranolone for the treatment of MDD, and potentially advance work to support regulatory approval of zuranolone for the treatment of MDD, including potentially conducting one or more additional clinical trials in patients with MDD; continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential commercialization of product candidates beyond ZULRESSO and ZURZUVAE that are successfully developed and approved, including engaging in pre-launch and launch-readiness activities; begin to commercialize any such products, if approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO, ZURZUVAE, and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current estimates, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2023, in addition to anticipated funding from our ongoing collaborations and potential revenue, will enable us to support our operations into 2025. Additionally, given recent developments, we are currently evaluating resource allocation, including pipeline prioritization and a workforce reorganization, with a goal of extending our cash runway. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur operating expenses as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD in the fourth quarter of 2023 following DEA scheduling, which is anticipated to be completed within 90 days after FDA approval. These costs will include the expenses associated with engagement in permitted pre-launch and launch-planning activities; advancement of our planned and ongoing clinical trials for SAGE-718 and SAGE-324; depending on the outcome of our ongoing evaluation of resource allocation and pipeline prioritization efforts, continuing our various research activities; and pursuing our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•
our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD in the U.S., the costs associated with permitted pre-launch and launch-readiness activities and commercial launch; the timing and amount of any revenues from sales of ZURZUVAE; the level of reimbursement for ZURZUVAE both by commercial and government payors, and the nature of any potential limitations on coverage and reimbursement; and the degree of market acceptance of ZURZUVAE by healthcare providers and women with PPD;
•
our ability, with Biogen, to evaluate and conduct next steps with respect to the CRL regarding zuranolone for the treatment of MDD, and potentially advance work to support regulatory approval of zuranolone for the treatment of MDD, including the potential to conduct additional clinical trials of zuranolone in patients with MDD, and the associated expense of such trials, if conducted;
•
the outcome of our ongoing evaluation of resource allocation and pipeline prioritization;
•
the timing and amount of revenues from sales of ZULRESSO, which we expect will continue to be impacted by a number of factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; and the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO;
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
•
the size of the markets for our products and product candidates in the indications we are pursuing or plan to study; the portion of the population in the approved indications for our products are actually prescribed; and the rate and degree of market acceptance, pricing, and availability and level of reimbursement for our products and product candidates, if successfully developed and approved;
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

We have the potential to earn a milestone payment of $75.0 million from Biogen related to the first commercial sale of zuranolone for the treatment of PPD. Until such time, if ever, as we can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including as a result of macroeconomic or geopolitical conditions, result in an economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $1.0 billion as of June 30, 2023. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We contract with vendors in foreign countries and have subsidiaries in Europe and Canada. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

Our future business prospects depend heavily on our ability, with our collaboration partner, Biogen MA Inc., and Biogen International GmbH, or together, Biogen, to successfully commercialize ZURZUVAE™ (zuranolone) for the treatment of women with postpartum depression, or PPD, in the U.S. There is no assurance that our commercialization efforts in the U.S. with respect to ZURZUVAE for the treatment of women with PPD will be successful or that we will be able to generate revenues at the levels or on the timing we expect or at levels or on the timing necessary to support our goals.

Our second product, ZURZUVAE, was approved by the FDA on August 4, 2023 as a treatment for adults with PPD in the U.S. ZURZUVAE is expected to commercially launch in the U.S. for the treatment of women with PPD in the fourth quarter of 2023, following controlled substance scheduling by the U.S. Drug Enforcement Administration, or DEA, which is anticipated to be completed within 90 days after FDA approval. ZURZUVAE is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions. Our business currently depends heavily on our ability to successfully commercialize ZURZUVAE in the U.S. as a treatment for women with PPD. We may never be able to launch or successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve success. Even if we are successful in launching ZURZUVAE for the treatment of women with PPD in the U.S., it may not achieve the clinical benefit, clinical use or market acceptance we expect in women with PPD, including as a result of the boxed warning included in the ZURZUVAE label. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter reimbursement-related or other market-related issues in the commercialization of ZURZUVAE for the treatment of women with PPD. In addition, controlled substance scheduling by the DEA may not be completed on the timelines we expect, which could delay or hamper our commercialization plans. Even if we are successful in launching and commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from ZURZUVAE for the treatment of women with PPD to be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

Our future business prospects depend heavily on our ability, with Biogen, to evaluate the FDA's feedback in the Complete Response Letter, or CRL, related to the New Drug Application, or NDA, for zuranolone in the treatment of MDD and find a pathway to regulatory approval for zuranolone for the treatment of MDD. The FDA has taken the position that one or more additional clinical trials of zuranolone are required to support approval in MDD and even if we were to seek to appeal this in the future, the FDA may not change their position; such trial or trials could be time-consuming, significantly increase our expenses, and may not be feasible; even if we conduct such clinical trials, they may not be successful. Even if we conduct additional trials in MDD, there is no guarantee that the design and results of any additional clinical trials we conduct will be sufficient to obtain such regulatory approval. We may never obtain regulatory approval of zuranolone for the treatment of MDD. Even if we receive regulatory approval of zuranolone for the treatment of MDD, our commercialization efforts with respect to zuranolone for the treatment of MDD may not be successful.

On August 4, 2023, the FDA issued a CRL relating to the NDA for zuranolone for the treatment of MDD in the U.S. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen are reviewing the feedback from the FDA and evaluating next steps. Our future business prospects depend heavily on our ability, with Biogen, to address the CRL and find a pathway to regulatory approval for zuranolone for the treatment of MDD in the U.S. There is no assurance that we will be successful in our efforts to find a path to regulatory approval for zuranolone for the treatment of MDD. The FDA has taken the position that an additional clinical trial or clinical trials of zuranolone are required to support approval in MDD and even if we were to seek to appeal this in the future, the FDA may not change their position. If, following our assessment of the FDA's feedback, we conduct one or more additional clinical trials to support approval of zuranolone in MDD, such trials could be time-consuming, significantly increase our expenses, and may not be successful. The FDA may find deficiencies in the conduct of any additional clinical trials or nonclinical studies we and Biogen conduct in patients with MDD or in the preparation, collection or analysis of data from clinical trials or non-clinical studies submitted to the FDA in support of regulatory approval for zuranolone for the treatment of MDD. In addition, if we conduct additional clinical trials to support approval of zuranolone in MDD, we may encounter delays in initiation, conduct, completion of enrollment or completion of any such clinical trials, including as a result of slower than expected site initiation, slower than expected enrollment, the need or decision to expand the trials or other changes, that may impact our ability to meet our expected timelines and increase our costs. Even if we are able to provide additional clinical trial data in support of regulatory approval for zuranolone for the treatment of MDD, the FDA may not accept such data or additional information as complete or as sufficient for approval. If in the future an advisory committee of the FDA meets to review our NDA for zuranolone for the treatment of MDD, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, and the FDA may ultimately agree with the recommendations of the advisory committee.

Even if the FDA eventually approves zuranolone for the treatment of MDD, the FDA may approve it only for the treatment of a specific subset of patients with MDD, or may impose other restrictions, such as limitations or restrictions in the approved label such as a boxed warning, contraindications or a Risk Evaluation and Mitigation Strategy, or REMS, program requirement. For example, ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course. The FDA may not meet expected timelines or may elect to extend the timeframe for their review of any additional information or work we submit, or there may be delays at any point in the regulatory review cycle that negatively impact our plans and expectations with respect to zuranolone. Other decisions or actions of the FDA or other regulatory agencies may also adversely affect the zuranolone program, our plans, progress or results and the potential product profile and success of zuranolone in the treatment of MDD, if approved. Even if zuranolone is approved for the treatment of MDD, it may not have the profile or market acceptance we expect in clinical practice after launch for MDD; the unmet need for new treatment options in MDD may not be as significant as we expect or we may encounter reimbursement-related or other market-related issues in the commercialization of zuranolone for MDD. Even if we and Biogen are able to obtain regulatory approval of zuranolone for the treatment of MDD, we and Biogen may never be able to successfully commercialize zuranolone in MDD, if approved, or record any revenues or achieve profits from sales of zuranolone in MDD, if approved.

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

Our ongoing and planned development activities may be negatively impacted by a number of factors. Widespread healthcare and vendor staffing shortages and increased competition for patients and clinical sites may make it difficult to enroll patients in our clinical trials and/or identify and activate participating clinical sites for our trials, may cause other delays at clinical trial sites and/or vendors, and may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials due to capacity and resource constraints. These factors may substantially slow clinical site identification and activation and enrollment in our clinical trials, or cause us to pause trials, which may, in each case, significantly impact our ability to meet our expected timelines, budgets, or other plans.

In response to these challenges during the COVID-19 pandemic, we or our clinical sites implemented measures to help minimize the number of visits a clinical trial participant is required to make to a site, including by limiting or modifying clinical trial procedures and visits for data collection, and some clinical sites imposed other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Some of these restrictions and limitations could be implemented again in the future, including possibly in response to any future pandemic. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

The drug development process can take many years, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S. Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of any of our product candidates in the indications we study, or do not support the safety or efficacy or our intended profile for the product, as was the case with the CRL that the FDA issued related to the NDA for zuranolone for the treatment of MDD.

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

Our first product, ZULRESSO, was approved by the FDA in March 2019 as a treatment for PPD in adults, and was made commercially available in June 2019. Our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and, historically, by the impacts of the COVID-19 pandemic. Some or all of these factors are expected to continue to impact revenues negatively in the future.

ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements have created significant barriers to treatment for women with PPD. We expect these barriers will continue to negatively impact ZULRESSO revenue growth, but we do not know the extent of the anticipated impact. These barriers were compounded by the COVID-19 pandemic, its related disruptive effects on the U.S. healthcare system, and other changes to the macroeconomic environment.

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
•
ZURZUVAE, if successfully launched and commercialized for the treatment of women with PPD, could further limit our commercial opportunity for ZULRESSO.

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

ZULRESSO, ZURZUVAE, our current products if approved in additional indications, our current or future product candidates, and any future products, if successfully developed and approved, may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS; or result in other negative consequences.

We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development of our product candidates, as part of an expanded access program, if initiated for any of our products or product candidates, in commercial use or in post-approval studies of any approved product. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZULRESSO, ZURZUVAE, any other current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by ZULRESSO, ZURZUVAE, any current product if approved in additional indication(s), any other existing or future product candidate, or any future approved product:

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

We are not permitted to market any of our product candidates in the U.S. until we or our collaborators receive approval of an NDA from the FDA or in any foreign countries until we or our collaborators receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. The FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•
we or our collaborators may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities, that our product candidates are safe and effective in any indication and that the benefits outweigh the safety risks, as has been the case to date with respect to the NDA for zuranolone for the treatment of MDD;
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
•
as was the case with ZULRESSO, the FDA may require a REMS as a condition of approval or post-approval for our product candidates, or may modify an existing REMS or may impose other limitations or restrictions, like a boxed warning, as was the case with ZURZUVAE;

•
the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including cGMPs; or
•
the FDA or applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for and successfully market our product candidates. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO and ZURZUVAE. For ZURZUVAE, the FDA is requiring two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. The FDA has recommended scheduling with respect to ZURZUVAE, which is anticipated to be completed within 90 days after FDA approval, and the FDA may recommend scheduling with respect to any of our other current or future product candidates, if approved. In such event, as was the case with ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved. For example, ZURZUVAE is expected to commercially launch in the U.S. for the treatment of women with PPD in the fourth quarter of 2023, after the DEA scheduling period. There is no guarantee that the DEA scheduling period will be completed for ZURZUVAE on the timelines we expect. Any delay in the completion of the DEA scheduling period could delay our planned commercial launch of ZURZUVAE.

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

Fast Track and Breakthrough Therapy designations from the FDA or PRIority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. For example, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD after previously granting both Fast Track and Breakthrough Therapy designations to zuranolone for MDD. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

There is no precise method of establishing in any geography over any period of time the actual number of patients with the diseases and disorders for which our products are indicated and our product candidates are targeted. With respect to women with PPD, in the case of ZULRESSO and ZURZUVAE, additional indications for which we are pursuing or may pursue regulatory approval for our products, like MDD in the case of zuranolone, or any of the indications for which we are developing, or plan to develop, our product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of women with PPD or any other indication for which we are pursuing or may elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the potential market for ZURZUVAE for the treatment of women with PPD, the market for ZULRESSO, and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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
•
general political and economic conditions, including as a result of bank failures;
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

We rely completely on third-party suppliers to manufacture commercial supplies of ZULRESSO and ZURZUVAE, and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce commercial supplies of zuranolone for the treatment of MDD, if approved, and non-clinical, clinical and commercial supplies of our approved products and product candidates in the future.

We do not currently have, nor do we plan to acquire or develop, the infrastructure or capability internally to manufacture supplies of ZURZUVAE or ZULRESSO for commercial use, including if we eventually obtain regulatory approvals in additional indications, or any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of ZURZUVAE to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers to manufacture sufficient quantities of our product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, depending on the outcome of our pipeline prioritization and if our development efforts are successful. We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. Contract manufacturers are subject to inspections by the FDA. If the FDA were to identify deficiencies in connection with the inspections of our contract manufacturers for our products or any of our product candidates, if successfully developed and approved, the FDA could issue a Form 483 documenting these deficiencies and require that we provide and comply with a corrective action plan, which could impact our ability to supply product or any of our product candidates, if successfully developed and approved. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products.

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

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product, and we intend to enter into a long-term supply agreement at the appropriate time with at least one of our contract manufacturing organizations, or CMOs, for ZURZUVAE drug substance. We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or SAGE-718. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by master service and quality agreements.

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

ZURZUVAE or any of our other current or future products or product candidates, if our ongoing development efforts are successful, may not achieve broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from sales.

The commercial success of ZURZUVAE in the U.S. for the treatment of women with PPD, or, if approved, for the treatment of patients with MDD, or of any of our current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among healthcare professionals, patients, policy-makers and healthcare payors, and reimbursement at sufficient levels.

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage for any of our products, including ZURZUVAE, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring onerous and time-consuming prior authorization procedures, or they may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is significant uncertainty related to third-party payor coverage and reimbursement of ZURZUVAE, or any of our product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for ZURZUVAE for the treatment of women with PPD, or if approved, for the treatment of patients with MDD, and any other approved products that we develop could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We plan to pursue a value-based agreement strategy with payors for ZURZUVAE for the treatment of women with PPD in the U.S.. Payors may not be receptive to the use of value-based agreements or may not agree with our approach and such a strategy may not increase market acceptance or access. Even if payors agree to our value-based agreement approach, they may still impose restrictions such as requiring patients to try other lower cost therapies to treat PPD prior to reimbursing ZURZUVAE, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring prior authorizations, and such restrictions or requirements may be more onerous than we expect. If we believe a value-based agreement strategy will not be successful we may change our approach. We cannot be sure that adequate coverage or reimbursement will be available for ZURZUVAE or any other product candidate that we or our collaborators commercialize or that coverage will be available on reasonable terms.

Market acceptance with respect to ZURZUVAE in the U.S. for the treatment of women with PPD, or any of our product candidates that we successfully develop, including zuranolone for the treatment of adults with MDD, will depend on a number of factors, including, among others:

•
the efficacy and safety of our products as demonstrated in clinical trials;
•
the potential and perceived advantages and limitations of our products over current or future alternative treatment options, including in the case of ZURZUVAE for the treatment of women with PPD, the availability of lower cost antidepressants;
•
the incidence and severity of any side effects of the products;
•
limitations or warnings contained in the labeling approved for our products by the FDA or other applicable regulatory authorities, such as the boxed warning for ZURZUVAE related to driving impairment;
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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including ZURZUVAE for the treatment of women with PPD, and if approved in the future, zuranolone for the treatment of adults with MDD, may require significant resources and may never be successful. ZURZUVAE, or any of our other current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

Even if marketing approval is granted for a product, we may face significant post-marketing obligations and future development and regulatory difficulties.

Regulatory authorities may impose significant and potentially costly post-marketing obligations with respect to approval of any product, including post-marketing studies, additional CMC work and additional pediatric studies. For example, the FDA has imposed post-marketing commitments with respect to approval of ZULRESSO and ZURZUVAE, and we may encounter issues or delays in the conduct of these post-marketing commitments or we may generate unexpected results. For ZURZUVAE, the FDA is requiring two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species.

In the event we or our collaborators elect, or are required, to proceed with pediatric studies of any of our product candidates in any indication, regulatory authorities may also require additional non-clinical studies or clinical trials be completed prior to commencement of such pediatric studies.

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates. For example, the FDA recommended controlled substance scheduling for ZURZUVAE, which is expected to launch and be commercially available in the U.S. for the treatment of women with PPD in the fourth quarter of 2023 after the DEA scheduling period, which is anticipated to be completed within 90 days after FDA approval. The DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA. If products are determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Brexanolone is currently regulated as a Schedule IV controlled substance. Other Schedule IV controlled substances include sedative hypnotics such as benzodiazepines.

ZULRESSO and ZURZUVAE are, and any future approved products will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record-keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

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

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZULRESSO, ZURZUVAE, or any of our other current or future product candidates, if successfully developed and approved.

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

Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, even if we are successful in our efforts to find a path to regulatory approval of zuranolone for the treatment of MDD, the FDA may require additional trials or data to support approval of zuranolone as a treatment for MDD, may not meet expected review timelines or may elect to extend the timeframe for their review, or there may be delays at any point in the regulatory review cycle, any of which could allow time for our competitors to establish a market position that could reduce or eliminate our commercial opportunity for zuranolone in the treatment of MDD.

Currently, there are no pharmacological therapies specifically approved for the treatment of PPD other than ZURZUVAE and ZULRESSO. Current standard of care for PPD commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. If ZURZUVAE is successfully launched and commercialized for the treatment of women with PPD, it could further limit our commercial opportunity for ZULRESSO. In addition, ZULRESSO and ZURZUVAE may also face competition for the treatment of PPD from LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the 505(b)(2) regulatory pathway.

If approved in the future, zuranolone may also face competition for the treatment of MDD. Patients with MDD are typically treated with a variety of low-cost antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. Zuranolone, if approved for the treatment of MDD in the U.S., may face competition for the treatment of MDD from AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion, an FDA-approved antidepressant affecting norepinephrine and dopamine, which such combination formulation was approved in August 2022 by the FDA for the treatment of MDD in adults. Zuranolone, if approved for the treatment of MDD in the U.S., may also face competition from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which was recently approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD.

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

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including regulatory or development strategy or appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected and we may be subject to delays, disputes, or litigation if we and any of our collaborators disagree significantly, if any of our collaborators fails to perform its obligations or terminates our collaboration in whole or in part, or if we are not able to establish future collaborations that we believe to be important to our business on commercially reasonable terms.

Our drug development programs, the planned commercialization of ZURZUVAE for the treatment of women with PPD, and any potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration and license agreement with Biogen to jointly develop and commercialize ZURZUVAE, other products containing zuranolone and SAGE-324 in the U.S. and granting Biogen rights to develop and commercialize those product candidates in the rest of the world other than Japan, Taiwan and South Korea, or the Shionogi Territory, in the case of zuranolone. We have a separate collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone in the Shionogi Territory. The efforts under these collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. While we expect to earn a potential milestone payment of $75.0 million from Biogen related to the first commercial sale of ZURZUVAE for the treatment of PPD, we may never earn the $150.0 milestone payment from Biogen related to the first commercial sale of zuranolone for the treatment of MDD.

In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development and commercialization of our product candidates. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs or commercialization of a product, if approved, and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels or regulatory or development strategy, which could hamper our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions for certain products in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. If we or our CROs or contract manufacturers fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we may be required to repeat clinical trials or extend the duration of, or increase the size of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures. In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZULRESSO and ZURZUVAE, if successfully launched and commercialized, could be delayed.

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

The sale of ZULRESSO, ZURZUVAE, if successfully launched and commercialized, and any future approved products and use of our product candidates in clinical trials will expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others using, prescribing, selling or otherwise coming into contact with our products and product candidates. For example, we may be sued if any product or product candidate allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

The Medicaid Drug Rebate Program, which we participate in, and other governmental programs impose obligations to report pricing figures to the federal government, require us to pay rebates and participate in discount programs. Other programs impose limits on the price we are permitted to charge certain entities for ZULRESSO, ZURZUVAE, or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZULRESSO, ZURZUVAE, or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The Patient Protection and Affordable Care Act, as amended, referred to herein as the ACA, and regulations promulgated thereunder could affect our obligations in ways we cannot anticipate.

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

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZULRESSO and ZURZUVAE, and will play a similar role with respect to any of our other future product candidates, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZULRESSO or expect to market, sell and distribute ZURZUVAE or any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information. Compliance with these regulations can be time-consuming and onerous. If we are found to have improperly handled personal information, we may become subject to fines and penalties, litigation and reputational harm.

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

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations that went into effect on January 1, 2023. In November 2020, California voters approved the California Privacy Rights Act, or CPRA, ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or the CPPA. New implementing regulations will be issued under the CPRA that may lead to new or additional obligations for us. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action. Connecticut and Nevada have also passed similar laws regulating consumer health data.

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

Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. It is unclear if and when the framework will be finalized and whether it will be challenged in court. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may impact our activities with companies in the EU, and any potential future business operations in the EU.

The FDA and other regulatory and enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of unapproved, or "off-label" uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZULRESSO, ZURZUVAE, or any of our other future approved products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming one of our proprietary GABAA positive allosteric modulator compounds, asserting a lack of novelty and non-obviousness. We are in the process of appealing the rejection, and may not be successful in overturning the rejection.

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

•
we will be able to generate significant revenue from sales of ZULRESSO, ZURZUVAE, or any of our product candidates, if successfully developed and approved, before our relevant patents expire;
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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZULRESSO, ZURZUVAE, and our other product candidates, if successfully developed and approved.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties. The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our products or product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop our current product candidates and commercialize ZULRESSO, ZURZUVAE, and any future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product or product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

In May 2023, the Supreme Court, in Amgen Inc. v. Sanofi, et al., held that claims to a functionally-defined genus of monoclonal antibodies were invalid due to a lack of enablement, as they failed to provide adequate guidance for making and using the claimed antibodies. The Court noted that the general principle remains that all claims must be enabled to their “full scope” and that broader claims require more enablement.

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

Under the CREATES Act, legislation intended to facilitate the development of generic and biosimilar products, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. Increased risk of generic competition with ZULRESSO,

ZURZUVAE, and any of our product candidates, if approved, including as a result of the CREATES Act, could impact our ability to maximize product revenue.

In addition, members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs. Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance. Such legislation, if passed into law, could adversely affect ZULRESSO, ZURZUVAE, or any future products or result in earlier entry into the market of generic versions of our drugs.

Risks Related to our Industry

Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations.

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from ZULRESSO, ZURZUVAE, or from the sales of any other products that are successfully developed and approved, including zuranolone if eventually approved for the treatment of MDD, and may limit our ability to achieve profitability.

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

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

Specifically, with respect to price negotiations, Congress authorized CMS to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. Drugs may be selected for negotiation only once they are at least seven years post-approval (such that they will be nine years post-approval when first subject to the maximum negotiated price) and biologics may be selected for negotiation 11 years post approval (such that they will be 13 years post-approval when first subject to the maximum negotiated price). It does not apply to drugs and biologics that have been approved for a single rare disease or condition. We could be at risk of government action if, in the future, any of our products are the subject of Medicare price negotiations. In that event, the outcome of the Medicare price negotiations, which will be made publicly available, may also impact negotiations on pricing and discounts with commercial payers.

These risks as to pricing may further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if the pricing of any of our products are the subject of Medicare price negotiations. For example, even if we successfully find a path to regulatory approval of zuranolone for the treatment of MDD, the IRA may negatively impact our potential future revenues. As a result, these risks may also impact the development decisions we make with respect to our products and product candidates, including zuranolone.

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

•
the demand for ZULRESSO, ZURZUVAE, or any of our product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the amount of taxes that we are required to pay; and
•
the availability of capital.

We expect that the measures discussed above, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZULRESSO and ZURZUVAE, successfully commercialize any other products if approved in the future, and achieve profitability.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2023, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of June 30, 2023, our cash, cash equivalents and marketable securities were $1.0 billion. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $307.2 million for the six months ended June 30, 2023, and our accumulated deficit was $2.3 billion as of June 30, 2023.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Given recent developments, we are currently evaluating resource allocation, including pipeline prioritization and a workforce reorganization, with a goal of extending our cash runway. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur operating expenses, particularly as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD in the fourth quarter of 2023 following DEA scheduling. These costs include the expenses associated with engagement in permitted pre-launch and launch-readiness activities; the cost of any work we advance to support the regulatory approval of zuranolone for the treatment of MDD, if we decide to advance such work after evaluating the feedback from the FDA; and advancement of planned and ongoing clinical trials for SAGE-718 and SAGE-324. We expect to incur significant sales, marketing and outsourced-manufacturing expenses in connection with the recent marketing approval of ZURZUVAE for the treatment of adults with PPD, and will incur such expenses if we obtain marketing approval for any of our current or future product candidates beyond ZULRESSO and ZURZUVAE. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our first product, ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited. Our ability to generate significant product revenue from ZULRESSO, ZURZUVAE, and any future approved product depends on a number of factors, including, but not limited to:

•
our ability to successfully launch and commercialize ZURZUVAE for the treatment of women with PPD in the U.S., including by developing and effectively deploying a sales force, and our ability to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors;
•
after evaluating feedback from the FDA and deciding on next steps for zuranolone, our ability to advance additional work to support regulatory approval of zuranolone in the U.S. for MDD, and obtain such regulatory approval;

•
our ability to initiate and successfully complete all efficacy and safety clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our other product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and
•
with respect to any product candidate potentially approved in the future, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

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

We are currently commercializing ZULRESSO and preparing for the commercial launch of ZURZUVAE for the treatment of women with PPD in the U.S., and are advancing our product candidates, including SAGE-718 and SAGE-324, through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. We are currently evaluating resource allocation, including pipeline prioritization and a workforce reorganization, with a goal of extending our cash runway. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur operating expenses, particularly as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD in the fourth quarter of 2023 following DEA scheduling. These anticipated operating expenses include costs associated with engagement in permitted pre-launch and launch-readiness activities, the cost of any work we advance to support the regulatory approval of zuranolone for the treatment of MDD, if we decide to advance such work after evaluating the feedback from the FDA, and the costs of planned and ongoing clinical trials for SAGE-718 and SAGE-324. We expect we will require additional capital in the future to fund operating needs. We may need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of June 30, 2023, our cash, cash equivalents and marketable securities were $1.0 billion. Based on our current estimates, we expect that our existing cash, cash equivalents and marketable securities, in addition to anticipated funding from our ongoing collaborations and potential revenue, will be sufficient to support our operations into 2025. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all, generate revenues from ZURZUVAE for the treatment of women with PPD at the levels we expect, or generate revenues from zuranolone for the treatment of MDD, if approved, or any other of our products that may be successfully developed, at the levels we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, as is the case with the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders. For example, after the announcement of the topline results of the Phase 3 MOUNTAIN Study of zuranolone on December 5, 2019, our stock price declined significantly. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

Risks Related to Our Common Stock

Market volatility may cause our stock price, and the value of an investment in our stock, to fluctuate.

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the results of our launch and commercialization efforts with respect to ZURZUVAE in the U.S. as a treatment for women with PPD, and our ability to attain commercial success;
•
our ability to receive FDA approval of zuranolone for the treatment of MDD, without significant restrictions or limitations, or at all;
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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36544), filed on June 16, 2023)

10.1*	2014 Employee Stock Purchase Plan, as amended

10.2*#	Supply Agreement by and between the Registrant and CyDex Pharmaceuticals, Inc., dated December 13, 2012, as amended August 21, 2013 and April 30, 2014

10.3*#	Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015

10.4*#	Commercial License Agreement by and between the Registrant and CyDex Pharmaceuticals, Inc., dated August 21, 2013, as amended April 30, 2014

10.5*#	Non-Exclusive License Agreement by and between the Registrant and the Regents of University of California, dated October 23, 2013, as amended May 14, 2014

10.6*#	Exclusive License Agreement by and between the Registrant and Washington University, dated November 11, 2013

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

* Filed herewith.

# Filed with this Quarterly Report on Form 10-Q solely for the purpose of transitioning these previously-filed exhibits, which are the subject of expiring confidential treatment orders, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) pursuant to the SEC’s CF Disclosure Guidance: Topic 7. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

SAGE THERAPEUTICS, INC.

August 7, 2023	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

August 7, 2023	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)