Form 10-Q
period 2023-09-30
Sage Therapeutics, Inc.
filed 2023-11-07
CIK 1597553

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 59,967,516 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations as to the planned commercial launch, availability, and commercialization of ZURZUVAE™ in the U.S. as a treatment for women with postpartum depression, or PPD; our plans for commercial launch of ZURZUVAE in PPD, and our views as to our readiness for such a launch; the potential benefit of ZURZUVAE in the treatment of women with PPD; the number of women with PPD; the potential market for ZURZUVAE for the treatment of women with PPD; and our expected pricing and market access strategy for ZURZUVAE and related assumptions;
•
our plans to continue to evaluate next steps after receipt of a complete response letter, or CRL, issued by the U.S. Food & Drug Administration, or FDA, related to our new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD, in adults;
•
our views as to the potential for zuranolone to be developed in additional indications;
•
our expectations and estimates regarding: the level of expenses we may incur in connection with our activities, including as a result of our August 2023 corporate reorganization and reprioritization of our pipeline; use of cash, cash runway and projected cash balance at any given time; timing of future cash needs; capital requirements; sources of future financing; timing of receipt of potential milestone payments; and our ability to obtain additional financing when needed to fund future operations;
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
•
the potential for success of competing products that are or become available for the treatment of PPD or any of the other indications that we are pursuing or may pursue in the future with our products and our product candidates;
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

This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD. We and Biogen may not be successful in our commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve broad market acceptance or reimbursement at sufficient levels, or we may encounter other limitations or issues related to the commercialization, including as a result of the price, of ZURZUVAE. As a result, we may not be able to generate revenues at the levels or on the timing we expect or at levels or timing necessary to support our goals. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects.
•
Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our product candidates. We cannot be certain that we or our collaborators, where applicable, will be able to initiate new clinical trials, complete ongoing enrollment, dosing or data analysis of clinical trials, or announce results of ongoing or future clinical trials of our product candidates in each case on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our product candidates on the timelines we expect or at all. For example, we received a CRL with respect to our NDA for zuranolone for the treatment of MDD. The FDA has taken the position that one or more additional clinical trials are required to support approval. We may never achieve regulatory approval of zuranolone for the treatment of MDD. If we decide to conduct additional trials of zuranolone to support regulatory approval for the treatment of MDD, these trials may take a significant amount of time, may significantly increase our expenses, and may not be successful. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.
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

•
We may not achieve events tied to cash milestone payments from our collaboration partners on the timelines we expect or at all, or generate revenues from ZURZUVAE for the treatment of women with PPD, or any other of our products that may be successfully developed, at the levels we expect. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. In addition, we may not achieve cost savings from the August 2023 corporate reorganization at the levels we expect. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove not to be correct. We may need to raise additional funding in the future, which may not be available on acceptable terms, or at all. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish valuable rights.
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
•
Existing or future laws, regulations, executive orders or policies aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations. For example, the Inflation Reduction Act of 2022 and other existing, pending or future federal and state reforms aimed at reducing healthcare costs, including pricing and reimbursement of pharmaceutical products, may in the future result in reduced reimbursement and access for our approved products or cause us to curtail certain development plans because of concerns about commercial viability, any of which could adversely affect our ability to commercialize our products and generate revenue and negatively impact our business, results of operations and financial condition.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$148,712	$162,700
Marketable securities	727,340	1,109,794
Prepaid expenses and other current assets	34,705	50,826
Collaboration receivable - related party	22,513	13,660
Total current assets	933,270	1,336,980
Property and equipment, net	2,442	2,898
Restricted cash	1,332	1,269
Right-of-use operating asset	6,026	10,532
Other long-term assets	6,593	4,770
Total assets	$949,663	$1,356,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,136	$18,950
Accrued expenses	114,901	72,666
Operating lease liability, current portion	6,967	7,643
Total current liabilities	133,004	99,259
Operating lease liability, net of current portion	—	4,491
Other liabilities	—	100
Total liabilities	133,004	103,850
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2023 and December 31, 2022; 59,970,549 and 59,512,158 shares issued at September 30, 2023 and December 31, 2022; 59,967,516 and 59,509,125 shares outstanding at September 30, 2023 and December 31, 2022	6	6
Treasury stock, at cost, 3,033 shares at September 30, 2023 and December 31, 2022	(400)	(400)
Additional paid-in capital	3,357,741	3,291,369
Accumulated deficit	(2,536,953)	(2,028,170)
Accumulated other comprehensive loss	(3,735)	(10,206)
Total stockholders’ equity	816,659	1,252,599
Total liabilities and stockholders’ equity	$949,663	$1,356,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$2,716	$1,739	$8,469	$4,821
Collaboration revenue	—	—	14	—
Total revenue	2,716	1,739	8,483	4,821
Operating costs and expenses:
Cost of goods sold	905	184	1,339	670
Research and development	101,919	81,553	291,905	236,868
Selling, general and administrative	78,142	61,482	219,415	160,370
Restructuring	33,599	—	33,599	—
Total operating costs and expenses	214,565	143,219	546,258	397,908
Loss from operations	(211,849)	(141,480)	(537,775)	(393,087)
Interest income, net	10,274	4,127	29,276	7,397
Other income (expense), net	(55)	30	(284)	52
Net loss	$(201,630)	$(137,323)	$(508,783)	$(385,638)
Net loss per share—basic and diluted	$(3.37)	$(2.31)	$(8.51)	$(6.51)
Weighted average number of common shares outstanding—basic and diluted	59,912,378	59,428,123	59,786,254	59,242,563
Comprehensive loss:
Net loss	$(201,630)	$(137,323)	$(508,783)	$(385,638)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	1,909	(1,011)	6,471	(12,223)
Total other comprehensive gain (loss)	1,909	(1,011)	6,471	(12,223)
Total comprehensive loss	$(199,721)	$(138,334)	$(502,312)	$(397,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(508,783)	$(385,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	60,422	46,358
Premium on marketable securities	(71)	(1,464)
Amortization of premium (discount) on marketable securities	(12,521)	7,182
Depreciation expense	984	832
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,121	(13,176)
Collaboration receivable - related party	(8,853)	58
Other long-term assets	(1,823)	(658)
Right-of-use operating asset	4,506	4,139
Operating lease liabilities, current	(676)	135
Operating lease liabilities, non-current	(4,491)	(4,800)
Accounts payable	(7,677)	(3,357)
Accrued expenses and other liabilities	41,796	17,285
Net cash used in operating activities	(421,066)	(333,104)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	861,231	918,816
Purchases of marketable securities	(459,714)	(682,505)
Purchases of property and equipment	(665)	(655)
Net cash provided by investing activities	400,852	235,656
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	6,930	3,080
Payment of employee tax obligations related to vesting of restricted stock units	(641)	(39)
Net cash provided by financing activities	6,289	3,041
Net decrease in cash, cash equivalents and restricted cash	(13,925)	(94,407)
Cash, cash equivalents and restricted cash at beginning of period	163,969	295,502
Cash, cash equivalents and restricted cash at end of period	$150,044	$201,095
Supplemental disclosure of non-cash operating activities
Purchases of property and equipment included in accounts payable	$—	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	105,474	—	—	—	646	—	—	646
Issuance of common stock under the employee stock purchase plan	23,625	—	—	—	1,153	—	—	1,153
Stock-based compensation expense	—	—	—	—	18,268	—	—	18,268
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8,541)	—	(8,541)
Net loss	—	—	—	—	—	—	(122,055)	(122,055)
Balances at March 31, 2022	59,066,149	6	3,033	(400)	3,247,538	(11,201)	(1,617,441)	1,618,502
Issuance of common stock from exercises of stock options	31,801	—	—	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	14,652	—	—	14,652
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(2,671)	—	(2,671)
Vesting of restricted stock units, net of employee tax obligations	290,779	—	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	(126,260)	(126,260)
Balances at June 30, 2022	59,388,729	6	3,033	(400)	3,262,203	(13,872)	(1,743,701)	1,504,236
Issuance of common stock from exercises of stock options	11,808	—	—	—	320	—	—	320
Issuance of common stock under the employee stock purchase plan	33,614	—	—	—	1,193	—	—	1,193
Stock-based compensation expense	—	—	—	—	12,722	—	—	12,722
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(1,011)	—	(1,011)
Vesting of restricted stock units, net of employee tax obligations	59,553	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	(137,323)	(137,323)
Balances at September 30, 2022	59,493,704	$6	3,033	$(400)	$3,276,423	$(14,883)	$(1,881,024)	$1,380,122

Balances at December 31, 2022	59,509,125	$6	3,033	$(400)	$3,291,369	$(10,206)	$(2,028,170)	$1,252,599
Issuance of common stock from exercises of stock options	52,058	—	—	—	438	—	—	438
Issuance of common stock under the employee stock purchase plan	76,105	—	—	—	2,863	—	—	2,863
Stock-based compensation expense	—	—	—	—	19,568	—	—	19,568
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	5,118	—	5,118
Vesting of restricted stock units, net of employee tax obligations	124,713	—	—	—	(629)	—	—	(629)
Net loss	—	—	—	—	—	—	(146,828)	(146,828)
Balances at March 31, 2023	59,762,001	6	3,033	(400)	3,313,609	(5,088)	(2,174,998)	1,133,129
Issuance of common stock from exercises of stock options	20,032	—	—	—	855	—	—	855
Stock-based compensation expense	—	—	—	—	11,281	—	—	11,281
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(556)	—	(556)
Vesting of restricted stock units, net of employee tax obligations	13,972	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	—	(160,325)	(160,325)
Balances at June 30, 2023	59,796,005	6	3,033	(400)	3,325,737	(5,644)	(2,335,323)	984,376
Issuance of common stock under the employee stock purchase plan	87,938	—	—	—	3,656	—	—	3,656
Stock-based compensation expense	—	—	—	—	28,352	—	—	28,352
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	1,909	—	1,909
Vesting of restricted stock units, net of employee tax obligations	83,573	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(201,630)	(201,630)
Balances at September 30, 2023	59,967,516	$6	3,033	$(400)	$3,357,741	$(3,735)	$(2,536,953)	$816,659

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

The Company’s product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration (the “FDA”) on August 4, 2023 for the treatment of postpartum depression (“PPD”) in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE is expected to be commercially available for women with PPD in December 2023 with the broader complement of commercialization capabilities expected to roll out in early 2024. The Company’s product ZULRESSO® (brexanolone) CIV injection is approved in the U.S. for the treatment of PPD in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that, like zuranolone, acts as a positive allosteric modulator of GABAA receptors.

Additionally, the FDA issued a complete response letter (“CRL”) related to the Company’s new drug application (“NDA”) for zuranolone for the treatment of major depressive disorder (“MDD”). The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. The Company and Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) are continuing to review the feedback from the FDA and are evaluating next steps.

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

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, the risk of a recession and ongoing conflicts in other countries. In addition, if equity and credit markets deteriorate, including as a result of past and potential future bank failures, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to its existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of September 30, 2023, the Company had an accumulated deficit of $2.5 billion. From its inception through September 30, 2023, the Company has received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to its initial public offering (“IPO”), the issuance of convertible notes, and the sales of common stock in its IPO in July 2014, in follow-on public offerings, and to BIMA under a stock purchase agreement executed in connection with the Biogen Collaboration Agreement. The Company has also received $1.0 billion in upfront payments under its collaborations with Biogen and Shionogi & Co., Ltd. (“Shionogi”). Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, its results of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, its cash flows for the nine months ended September 30, 2023 and 2022, and its statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022. The consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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

Product Revenue, Net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at September 30, 2023, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2023 related to its sales of ZULRESSO, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company’s cash equivalents and marketable securities at September 30, 2023 and December 31, 2022 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2023 and December 31, 2022, respectively.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2023 and December 31, 2022.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$139,770	$139,770	$—	$—
U.S. corporate bonds	4,993	—	4,993	—
U.S. commercial paper	2,984	—	2,984	—
Total cash equivalents	147,747	139,770	7,977	—
Marketable securities:
U.S. government securities	202,623	—	202,623	—
U.S. corporate bonds	178,570	—	178,570	—
International corporate bonds	70,911	—	70,911	—
U.S. commercial paper	34,118	—	34,118	—
International commercial paper	72,554	—	72,554	—
U.S. certificates of deposit	10,217	—	10,217	—
U.S. municipal securities	158,347	—	158,347	—
Total marketable securities	727,340	—	727,340	—
	$875,087	$139,770	$735,317	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$161,185	$161,185	$—	$—
Total cash equivalents	161,185	161,185	—	—
Marketable securities:
U.S. government securities	302,911	—	302,911	—
U.S. corporate bonds	354,495	—	354,495	—
International corporate bonds	127,248	—	127,248	—
U.S. commercial paper	63,114	—	63,114	—
International commercial paper	133,163	—	133,163	—
U.S. certificates of deposit	15,613	—	15,613	—
U.S. municipal securities	113,250	—	113,250	—
Total marketable securities	1,109,794	—	1,109,794	—
	$1,270,979	$161,185	$1,109,794	$—

During the nine months ended September 30, 2023 and 2022, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$203,722	$1	$(1,100)	$—	$202,623
U.S. corporate bonds	179,873	—	(1,303)	—	178,570
International corporate bonds	71,351	—	(440)	—	70,911
U.S. commercial paper	34,144	—	(26)	—	34,118
International commercial paper	72,646	—	(92)	—	72,554
U.S. certificates of deposit	10,217	—	—	—	10,217
U.S. municipal securities	159,122	1	(776)	—	158,347
	$731,075	$2	$(3,737)	$—	$727,340

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$307,173	$—	$(4,262)	$—	$302,911
U.S. corporate bonds	358,019	6	(3,530)	—	354,495
International corporate bonds	128,374	7	(1,133)	—	127,248
U.S. commercial paper	63,234	—	(120)	—	63,114
International commercial paper	133,338	—	(175)	—	133,163
U.S. certificates of deposit	15,613	—	—	—	15,613
U.S. municipal securities	114,249	31	(1,030)	—	113,250
	$1,120,000	$44	$(10,250)	$—	$1,109,794

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$124,728	$(394)	$63,985	$(706)	$188,713	$(1,100)
U.S. corporate bonds	123,313	(703)	52,280	(600)	175,593	(1,303)
International corporate bonds	59,032	(354)	8,608	(86)	67,640	(440)
U.S. commercial paper	26,665	(26)	—	—	26,665	(26)
International commercial paper	61,521	(92)	—	—	61,521	(92)
U.S. municipal securities	116,609	(519)	33,740	(257)	150,349	(776)
	$511,868	$(2,088)	$158,613	$(1,649)	$670,481	$(3,737)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$112,243	$(1,517)	$185,691	$(2,745)	$297,934	$(4,262)
U.S. corporate bonds	208,507	(1,989)	130,633	(1,541)	339,140	(3,530)
International corporate bonds	50,982	(497)	68,993	(636)	119,975	(1,133)
U.S. commercial paper	24,768	(120)	—	—	24,768	(120)
International commercial paper	30,987	(175)	—	—	30,987	(175)
U.S. municipal securities	86,251	(497)	14,466	(533)	100,717	(1,030)
	$513,738	$(4,795)	$399,783	$(5,455)	$913,521	$(10,250)

As of September 30, 2023 and December 31, 2022, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. As of September 30, 2023, the Company does not intend to sell those investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $82.3 million and maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2023 and the year ended December 31, 2022.

4.
Accrued Expenses

The following table summarizes accrued expenses as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(in thousands)
Accrued research and development costs	$63,386	$32,565
Restructuring	24,250	—
Employee-related	14,108	29,372
Professional services	12,497	10,172
Other	660	557
	$114,901	$72,666

As of September 30, 2023, accrued research and development costs includes $28.9 million of expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD. During the three and nine months ended September 30, 2023, the expenses were recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss, net of amounts subject to reimbursement under the Biogen Collaboration Agreement.

5.
Commitments and Contingencies

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to September 30, 2023, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to September 30, 2023, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the nine months ended September 30, 2023 and 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to September 30, 2023, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the nine months ended September 30, 2023 and 2022, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023, the Company recognized $14,000 of collaboration revenue from the Company’s agreement with Shionogi. For the nine months ended September 30, 2022, the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

The Company is eligible to receive additional payments of up to $1.6 billion from Biogen if certain regulatory and commercial milestones are achieved. The potential future milestone payments for SAGE-217 products include up to $475.0 million for the achievement of specified regulatory and commercial milestones, including a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S., and up to $300.0 million for the achievement of specified net sales milestones. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

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

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. During the nine months ended September 30, 2023 and 2022, no collaboration revenue – related party was recognized related to the Biogen Collaboration Agreement.

In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development, co-commercialization, and co-manufacturing activities and the agreement of the parties to share equally the cost of these activities will be accounted for as an increase to or reduction of research and development expenses or selling, general and administrative expenses, depending on the nature of the activity.

During the three and nine months ended September 30, 2023, the Company recorded a net reimbursement of $22.4 million and $51.6 million, respectively, for the amounts due from Biogen as a reduction of or an addition to the related operating expense categories in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the Company recorded a net reimbursement of $18.3 million and $62.2 million, respectively, for the amounts due from Biogen as a reduction of the related operating expense categories in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023, the Company recorded a Collaboration Receivable – Related Party of $22.5 million in the condensed consolidated balance sheet for the amounts due for the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company received $42.7 million from Biogen for the amounts due for the three months ended December 31, 2022 and the six months ended June 30, 2023 and the Company made no payments to Biogen.

The following table summarizes expenses related to the Biogen Collaboration Agreement that were incurred by the Company and the related reimbursement from Biogen or to Biogen, reflected by category of operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Expenses related to the Biogen Collaboration Agreement incurred by Sage	$83,276	$53,139	$210,936	$161,111
Net reimbursement to (from) Biogen reflected in the condensed consolidated statements of operations and comprehensive loss:
Research and development expenses	(28,204)	(17,867)	(67,903)	(57,364)
Selling, general and administrative expenses	5,835	(480)	16,345	(4,788)
	(22,369)	(18,347)	(51,558)	(62,152)
Total net expenses related to the Biogen Collaboration Agreement in the condensed consolidated statements of operations and comprehensive loss	$60,907	$34,792	$159,378	$98,959

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

As of September 30, 2023, the total number of shares underlying outstanding awards under all equity plans was 11,420,766 and the total number of shares available for future issuance under all equity plans was 7,283,210 shares.

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

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,415,481	$48.73
Granted	2,594,486	$30.55
Vested	(236,852)	$56.32
Forfeited	(484,311)	$43.37
Outstanding as of September 30, 2023	3,288,804	$34.63

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

During the year ended December 31, 2021, the Company granted 268,119 time-based restricted stock units to certain employees of the Company that vest over four years. In September 2022, 25% vested on the one-year anniversary of the vesting start date and the remaining 75% vest ratably in quarterly increments over the remaining three years. During the three and nine months ended September 30, 2023, 12,385 and 40,962, respectively, of these time-based restricted stock units vested, with a fair value of $0.2 million and $1.6 million, respectively, on the dates of vesting. During the three months ended September 30, 2022, 59,950 of these time-based restricted stock units vested, with a fair value of $2.3 million on the date of vesting.

During the nine months ended September 30, 2022, the Company granted no time-based restricted stock units.

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

During the three months ended September 30, 2023, the Company granted 1,382,300 time-based restricted stock units to certain employees of the Company. These time-based restricted stock units vest in February 2025.

As of September 30, 2023, 1,721,304 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $42.0 million.

Performance restricted stock units

During the three months ended September 30, 2023 and 2022, the Company granted 19,248 and 57,480 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units granted during the three months ended September 30, 2023 and 2022 vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones.

During the nine months ended September 30, 2023 and 2022, the Company granted 881,569 and 569,410 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units granted during the nine months ended September 30, 2023 and 2022 vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones. Certain performance restricted stock units granted during the three months ended March 31, 2023 vest upon the Company reaching specified measures of total stockholder return.

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

As of September 30, 2022, for performance restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, no performance restricted stock units vested.

During the three months ended March 31, 2023, one regulatory development milestone for outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $5.5 million and the Company recognized stock-based compensation expense related to this milestone of $8.5 million. 27% of the performance restricted stock units that were granted during the year ended December 31, 2021 included this milestone as a vesting condition.

During the three months ended June 30, 2023, no performance restricted stock units vested.

During the three months ended September 30, 2023, one regulatory development milestone for outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $2.6 million and the Company recognized stock-based compensation expense related to this milestone of $2.9 million. Performance restricted stock units that included this milestone as a vesting condition were granted during the nine months ended September 30, 2023, and the years ended December 31, 2022 and 2021.

During the three months ended September 30, 2023, the achievement of one commercial milestone that is the criteria for vesting of performance restricted stock units was considered probable, but had not been met, and therefore $2.7 million of stock-based compensation expense was recognized related to these awards for the three months ended September 30, 2023. Performance restricted stock units with this milestone were granted during the year ended December 31, 2020. As of June 30, 2023, for performance restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the six months ended June 30, 2023.

As of September 30, 2023, 1,567,500 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $71.6 million. Of this amount, during the three months ended September 30, 2023, the achievement of one commercial milestone that is the criteria for vesting of performance restricted stock units was considered probable, but had not been met, and therefore $2.7 million of stock-based compensation expense was recognized related to these awards for the three months ended September 30, 2023.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,788,350	$77.95	6.36	$7,275
Granted	919,751	$45.76
Exercised	(65,940)	$16.58
Forfeited	(510,199)	$56.31
Outstanding as of September 30, 2023	8,131,962	$76.17	5.91	$371
Exercisable as of September 30, 2023	5,934,180	$82.73	5.00	$370

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $48.9 million, which is expected to be recognized over the remaining weighted average vesting period of 2.75 years.

The intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $1.9 million and $4.4 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of September 30, 2023 and 2022, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended September 30, 2023, one regulatory development milestone was achieved under performance-based stock options granted in connection with the hiring of its chief executive officer. Stock options with this milestone were granted during the year ended December 31, 2021. This milestone represented 30% of the performance-based stock option grants that were made during the year ended December 31, 2021. During the three months ended September 30, 2023, the Company recognized stock-based compensation expense related to this milestone of $10.7 million.

During the six months ended June 30, 2023, no milestones were achieved under performance-based stock options.

During the nine months ended September 30, 2022, no milestones were achieved under performance-based stock options.

As of September 30, 2023, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$6,874	$5,964	$20,143	$21,037
Selling, general and administrative	20,979	7,205	39,441	25,321
Restructuring	838	—	838	—
	$28,691	$13,169	$60,422	$46,358

The following table summarizes stock-based compensation expense by award type recognized during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	$20,251	$11,992	$39,929	$40,659
Restricted stock units	8,101	730	19,272	4,982
Employee stock purchase plan	339	447	1,221	717
	$28,691	$13,169	$60,422	$46,358

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the nine months ended September 30, 2023 and 2022 was $30.27 and $25.96, respectively.

8.
Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(201,630)	$(137,323)	$(508,783)	$(385,638)
Denominator:
Weighted average common stock outstanding - basic and diluted	59,912,378	59,428,123	59,786,254	59,242,563
Net loss per share - basic and diluted	$(3.37)	$(2.31)	$(8.51)	$(6.51)

The following table summarizes common stock equivalents outstanding that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	7,676,962	7,017,873	7,676,962	7,017,873
Restricted stock units	1,721,304	179,676	1,721,304	179,676
Employee stock purchase plan	25,649	43,877	25,649	43,877
	9,423,915	7,241,426	9,423,915	7,241,426

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

9. Restructuring

In August 2023, the Company implemented a strategic corporate reorganization and reprioritization of its pipeline. The reorganization included a reduction of the Company’s workforce by approximately 40%, designed to right-size the organization as the Company works to achieve sustained growth and support the goal of a successful launch of ZURZUVAE to treat women with PPD. During the three months ended September 30, 2023, the Company recorded $33.6 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued restructuring charges as of September 30, 2023 will be paid in cash by March 31, 2024. Total restructuring charges expected to be incurred are $36.9 million, including $3.3 million of expense which will be recorded in future periods, primarily for one-time termination benefits.

The following table summarizes activity related to the restructuring accrual:

Restructuring accrual
(in thousands)
Balance as of July 1, 2023	$-
Restructuring expenses incurred	33,599
Cash paid	(5,715)
Non-cash activity	(3,634)
Balance as of September 30, 2023	$24,250

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

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

COMPOUND	POTENTIAL INDICATIONS	PHASE 1	PHASE 2	PHASE 3	STATUS
Postpartum Depression Franchise					
ZULRESSO® (brexanolone) CIV injection	Postpartum Depression				MARKETED
ZURZUVAE™* (zuranolone)	Postpartum Depression				FDA APPROVED
Neuropsychiatry Pipeline					
Zuranolone* (SAGE-217)	Major Depressive Disorder**			IN PHASE 3	
SAGE-718	Huntington's Disease Cognitive Dysfunction		IN PHASE 2		
	Parkinson's Disease Cognitive Dysfunction		IN PHASE 2		
	Alzheimer's Disease Mild Cognitive Impairment and Mild Dementia		IN PHASE 2		
SAGE-324*	Essential Tremor		IN PHASE 2		
Programs In Evaluation					

SAGE-689 *Acute GABA Hypofunction*

SAGE-421 *NMDA Hypofunction*

SAGE-319 *GABA Hypofunction*

**Collaboration Partners: Biogen and Shionogi for zuranolone and Biogen for SAGE-324.*

***The FDA issued a CRL on August 4, 2023, related to the NDA for the treatment of adults with MDD stating that the application did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. No Phase 3 clinical trials are currently ongoing.*

Sage Therapeutics

Our product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, will be jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement. ZURZUVAE is expected to be commercially available for women with PPD in December 2023 with the broader complement of commercialization capabilities expected to roll out in early 2024. The planned wholesale acquisition cost per full 14-day treatment course of ZURZUVAE is expected to be $15,900. We and Biogen will equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such sales.

ZURZUVAE (zuranolone) received a Schedule IV classification from the U.S. Drug Enforcement Administration. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course. ZURZUVAE can cause CNS depressant effects such as somnolence and confusion. Healthcare professionals should consider changing the therapeutic regimen, including discontinuing ZURZUVAE, in patients whose depression becomes worse or who experience emergent suicidal thoughts and behaviors and advise females of reproductive potential to use effective contraception during treatment with ZURZUVAE and for one week after the final dose. ZURZUVAE was generally well-tolerated with a consistent safety profile across both pivotal clinical trials in adult women with PPD. The most common side effects include sleepiness or drowsiness, dizziness, common cold, diarrhea, feeling tired, weak, or having no energy, and urinary tract infection. The approval of ZURZUVAE to treat PPD in adults was based on two pivotal clinical trials in adult women with PPD.

We and Biogen, under our collaboration and license agreement, or the Biogen Collaboration Agreement, are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. with Biogen, and we will jointly commercialize any products containing zuranolone, which, including ZURZUVAE, we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, with Biogen in the U.S. if our development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory.

On August 4, 2023, the FDA issued a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen are continuing to review the feedback from the FDA and evaluating next steps.

Our product ZULRESSO® (brexanolone) CIV injection is approved in the U.S. for the treatment of PPD in adults. We launched ZULRESSO commercially in the U.S. for the treatment of PPD in June 2019. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that, like zuranolone, acts as a positive allosteric modulator of GABAA receptors.

We also are developing a portfolio of other novel compounds that target GABAA receptors including SAGE-324, which is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We anticipate completing enrollment of patients with essential tremor in a Phase 2b dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study, in late 2023, and expect to announce topline results from the KINETIC 2 Study in mid-2024. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

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

The FDA has granted SAGE-718 Fast Track designation as a potential treatment for patients with Huntington’s disease. In addition, in October 2023, the FDA granted Orphan Drug Designation to SAGE-718 for the potential treatment of Huntington’s disease. The European Medicines Agency previously granted Orphan Drug Designation to SAGE-718 for the potential treatment of Huntington’s disease in February 2023. SAGE-718 is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

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

We expect to report topline data from the DIMENSION, SURVEYOR, PRECEDENT, and LIGHTWAVE studies in 2024.

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

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.5 billion as of September 30, 2023. Our net loss was $508.8 million for the nine months ended September 30, 2023. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and operating losses for the foreseeable future.

Based on our current estimates, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2023, in addition to anticipated funding from our ongoing collaborations, collaboration revenue from sales of ZURZUVAE, and a potential milestone payment of $75.0 million from Biogen for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., will support our operations into 2026. See “—Liquidity and Capital Resources”.

Additionally, in August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. However, we expect to continue to incur significant costs in connection with our ongoing activities, including if and as we:

•
launch and commercialize ZURZUVAE for the treatment of women with PPD in the U.S.; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;
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
•
advance certain of our earlier-stage compounds; make decisions with respect to the development of zuranolone in the treatment of MDD; continue our research and development efforts to evaluate the potential for our other existing product candidates for the treatment of additional indications or in new formulations; identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;
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

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO as a treatment for PPD in June 2019. Our commercial operations for ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach to our commercial efforts will continue to substantially limit the revenue opportunity for ZULRESSO.

We expect that ZULRESSO revenues are likely to fluctuate quarter to quarter and to decrease with the launch of ZURZUVAE as an additional treatment for women with PPD. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategies, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include: becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements are expected to continue to limit future ZULRESSO revenue growth.

We expect to generate revenue from ZURZUVAE after we and Biogen launch and commercialize ZURZUVAE for the treatment of women with PPD in the U.S. We will not generate revenue from other products unless and until we or any of our collaborators successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under our existing or future collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration profits or losses resulting from sales of any commercialized products, and other payments.

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

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues from sales of any commercialized products, and other payments. We expect that our revenue will increase due to the planned commercial launch of ZURZUVAE. We have the potential to receive from Biogen a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of zuranolone for the treatment of MDD in the U.S. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time. We expect that our cost of goods sold will increase due to sales of ZURZUVAE and the recording of our share of product costs under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. During the three and nine months ended September 30, 2023, we recorded net reimbursement of $28.2 million and $67.9 million, respectively; and during the three and nine months ended September 30, 2022, we recorded net reimbursement from Biogen of $17.9 million and $57.4 million, respectively, in each case, which was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Even though we have post-approval obligations for ZURZUVAE, we expect that our research and development spending will decrease as a result of focusing our development efforts on our product candidates SAGE-718 and SAGE-324 and pausing certain earlier-stage programs.

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

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our selling, general and administrative expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant selling, general and administrative expenses as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses will include the costs associated with engagement in permitted pre-launch and launch-readiness activities, the hiring and training of a direct sales force for ZURZUVAE, and progression of our development efforts for our current or future product candidates and commercialization of those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and nine months ended September 30, 2023, we recorded net reimbursement from us to Biogen of $5.8 million and $16.3 million, respectively, that was added to our selling, general and administrative expenses. During the three and nine months ended September 30, 2022, we recorded net reimbursement from Biogen to us of $0.5 million and $4.8 million, respectively, that was deducted from our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Product revenue, net	$2,716	$1,739	$977
Operating costs and expenses:
Cost of goods sold	905	184	721
Research and development	101,919	81,553	20,366
Selling, general and administrative	78,142	61,482	16,660
Restructuring	33,599	—	33,599
Total operating costs and expenses	214,565	143,219	71,346
Loss from operations	(211,849)	(141,480)	(70,369)
Interest income, net	10,274	4,127	6,147
Other income (expense), net	(55)	30	(85)
Net loss	$(201,630)	$(137,323)	$(64,307)

Product Revenue, Net

During the three months ended September 30, 2023 and 2022, we recognized $2.7 million and $1.7 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Cost of Goods Sold

During the three months ended September 30, 2023 and 2022, cost of goods sold was $0.9 million and $0.2 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2023 and 2022. We estimate that our cost of goods sold for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$47,013	$23,086	$23,927
SAGE-324	8,240	6,770	1,470
SAGE-718	14,714	11,084	3,630
Other research and development programs	21,428	18,409	3,019
Unallocated expenses	31,854	34,107	(2,253)
Stock-based compensation	6,874	5,964	910
Net reimbursement from Biogen	(28,204)	(17,867)	(10,337)
	$101,919	$81,553	$20,366

Research and development expenses for the three months ended September 30, 2023 were $101.9 million, compared to $81.6 million for the three months ended September 30, 2022. The increase of $20.4 million was primarily due to the following:

•
an increase of $23.9 million in expenses for development of zuranolone, primarily due to expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD;
•
an increase of $3.6 million in expenses for development of SAGE-718, primarily due to activities directed towards the conduct of two Phase 2 clinical trials which were initiated during 2023;
•
an increase of $3.0 million in expenses for other research and development programs, primarily due to increased work on early-stage research and clinical programs;
•
an increase of $10.3 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended September 30, 2023, the amount of net reimbursement was $22.2 million for zuranolone, $4.1 million for SAGE-324 and $1.9 million for costs that are reimbursable and included in unallocated expenses. For the three months ended September 30, 2022, the amount of net reimbursement was $11.4 million for zuranolone, $3.4 million for SAGE-324 and $3.1 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the increase in net reimbursement was the increase in spending for zuranolone, primarily due to expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Personnel-related	$24,368	$23,327	$1,041
Stock-based compensation	20,979	7,205	13,774
Professional fees	14,180	16,612	(2,432)
Other	12,780	14,818	(2,038)
Net reimbursement to (from) Biogen	5,835	(480)	6,315
	$78,142	$61,482	$16,660

Selling, general and administrative expenses for the three months ended September 30, 2023 were $78.1 million, compared to $61.5 million for the three months ended September 30, 2022. The increase of $16.7 million was primarily due to the following:

•
an increase of $13.8 million in stock-based compensation expense, primarily due to the recognition of $13.6 million of expense related to performance-based vesting criteria during the three months ended September 30, 2023. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended September 30, 2023;
•
a decrease of $6.3 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended September 30, 2023, the amount of net reimbursement from us to Biogen was $0.6 million for personnel-related costs and $5.2 million for external costs. For the three months ended September 30, 2022, the amount of net reimbursement from us to Biogen was $0.7 million for personnel-related costs and the amount of net reimbursement from Biogen to us was $1.2 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of a potential commercialization of ZURZUVAE.

Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of a successful launch of ZURZUVAE to treat women with PPD. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. As a result of the reduction of our workforce, we expect to realize annualized cost savings of approximately $100.0 million. During the three months ended September 30, 2023, we recorded $33.6 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. We expect that substantially all of the accrued restructuring charges as of September 30, 2023 will be paid in cash by March 31, 2024. Total restructuring charges expected to be incurred are $36.9 million.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended September 30, 2023 and 2022 were $10.2 million and $4.2 million, respectively. The primary reason for the increase was the increase in interest rates from the three months ended September 30, 2022 to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Product revenue, net	$8,469	$4,821	$3,648
Collaboration revenue	14	—	14
Total revenue	8,483	4,821	3,662
Operating costs and expenses:
Cost of goods sold	1,339	670	669
Research and development	291,905	236,868	55,037
Selling, general and administrative	219,415	160,370	59,045
Restructuring	33,599	—	33,599
Total operating costs and expenses	546,258	397,908	148,350
Loss from operations	(537,775)	(393,087)	(144,688)
Interest income, net	29,276	7,397	21,879
Other income (expense), net	(284)	52	(336)
Net loss	$(508,783)	$(385,638)	$(123,145)

Product Revenue, Net

During the nine months ended September 30, 2023 and 2022, we recognized $8.5 million and $4.8 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Cost of Goods Sold

During the nine months ended September 30, 2023 and 2022, cost of goods sold was $1.3 million and $0.7 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue and amortization of intangible assets associated with ZULRESSO. Cost of goods sold may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. Prior to receiving initial FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the nine months ended September 30, 2023 and 2022. We estimate that our cost of goods sold as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period of time.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$100,654	$73,195	$27,459
SAGE-324	24,852	25,274	(422)
SAGE-718	40,910	29,520	11,390
Other research and development programs	61,024	53,265	7,759
Unallocated expenses	112,225	91,941	20,284
Stock-based compensation	20,143	21,037	(894)
Net reimbursement from Biogen	(67,903)	(57,364)	(10,539)
	$291,905	$236,868	$55,037

Research and development expenses for the nine months ended September 30, 2023 were $291.9 million, compared to $236.9 million for the nine months ended September 30, 2022. The increase of $55.0 million was primarily due to the following:

•
an increase of $27.5 million in expenses for development of zuranolone, primarily due to expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD;
•
an increase of $11.4 million in expenses for development of SAGE-718, primarily due to activities directed towards the conduct of two Phase 2 clinical trials which were initiated during 2023;
•
an increase of $7.8 million in expenses for other research and development programs, primarily due to increased work on early-stage research programs;
•
an increase of $20.3 million in unallocated expenses, primarily due to an increase in the hiring of employees and corporate infrastructure costs, such as information technology costs, to support the growth in our research and development operations; and
•
an increase of $10.5 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the nine months ended September 30, 2023, the amount of net reimbursement was $49.0 million for zuranolone, $12.2 million for SAGE-324 and $6.7 million for costs that are reimbursable and included in unallocated expenses. For the nine months ended September 30, 2022, the amount of net reimbursement was $36.2 million for zuranolone, $12.7 million for SAGE-324 and $8.5 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the increase in net reimbursement was the increase in spending for zuranolone, primarily due to expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Personnel-related	$86,648	$61,932	$24,716
Stock-based compensation	39,441	25,321	14,120
Professional fees	38,670	42,240	(3,570)
Other	38,311	35,665	2,646
Net reimbursement to (from) Biogen	16,345	(4,788)	21,133
	$219,415	$160,370	$59,045

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $219.4 million, compared to $160.4 million for the nine months ended September 30, 2022. The increase of $59.0 million was primarily due to the following:

•
an increase of $24.7 million in personnel-related costs, primarily due to hiring employees to support ongoing permitted pre-launch and launch-readiness activities with respect to ZURZUVAE and in anticipation of a potential commercialization of ZURZUVAE;
•
an increase of $14.1 million in stock-based compensation expense, primarily due to the recognition of $17.9 million of expense related to performance-based vesting criteria during the nine months ended September 30, 2023. No expense was recognized related to the achievement of performance-based vesting criteria during the nine months ended September 30, 2022. The increase in expenses was partially offset by decreases due to grants of stock options with high exercise prices that became fully vested before or during the nine months ended September 30, 2023, resulting in less expense than in the nine months ended September 30, 2022;
•
a decrease of $21.1 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the nine months ended September 30, 2023, the amount of net reimbursement from us to Biogen was $1.2 million for personnel-related costs and $15.1 million for external costs. For the nine months ended September 30, 2022, the amount of net reimbursement from us to Biogen was $0.9 million for personnel-related costs and the amount of net reimbursement from Biogen to us was $5.7 million for external costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of a potential commercialization of ZURZUVAE.

Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of a successful launch of ZURZUVAE to treat women with PPD. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. As a result of the reduction of our workforce, we expect to realize annualized cost savings of approximately $100.0 million. During the nine months ended September 30, 2023, we recorded $33.6 million of expense for restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. We expect that substantially all of the accrued restructuring charges as of September 30, 2023 will be paid in cash by March 31, 2024. Total restructuring charges expected to be incurred are $36.9 million.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the nine months ended September 30, 2023 and 2022 were $29.0 million and $7.4 million, respectively. The primary reason for the increase was the increase in interest rates from the nine months ended September 30, 2022 to the nine months ended September 30, 2023.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our product ZULRESSO in June 2019 for the treatment of PPD in the U.S. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of September 30, 2023, we had an accumulated deficit of $2.5 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. Upon the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., we are also entitled to receive a $75.0 million milestone payment from Biogen. From our inception through September 30, 2023, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of September 30, 2023, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $876.1 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(421,066)	$(333,104)
Investing activities	400,852	235,656
Financing activities	6,289	3,041
	$(13,925)	$(94,407)

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities primarily resulted from our net loss of $508.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $38.9 million, partially offset by $48.8 million of non-cash items.

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

Investing Activities

During the nine months ended September 30, 2023 and 2022, net cash provided by investing activities was $400.9 million and $235.7 million, respectively. During the nine months ended September 30, 2023 and 2022, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the nine months ended September 30, 2023 and 2022, net cash provided by financing activities was $6.3 million and $3.0 million, respectively. The increase was mainly due to an increase of proceeds from the purchase of shares under the Employee Stock Purchase Plan.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future as we commercialize ZURZUVAE for the treatment of women with PPD in the U.S.; continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; make decisions with respect to development of zuranolone in the treatment of MDD; prepare for potential commercialization of product candidates beyond ZULRESSO and ZURZUVAE that are successfully developed and approved, including engaging in pre-launch and launch-readiness activities; begin to commercialize any such products, if approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZULRESSO, ZURZUVAE, and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current estimates, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2023, in addition to anticipated funding from our ongoing collaborations, collaboration revenue from sales of ZURZUVAE, and a potential milestone payment of $75.0 million from Biogen for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., will support our operations into 2026. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. These costs will include the expenses associated with engagement in permitted pre-launch and launch-planning activities; advancement of our planned and ongoing clinical trials for SAGE-718 and SAGE-324; continuing certain research activities; and pursuing our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•
our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD in the U.S., the timing and amount of costs associated with commercialization and launch; the timing and amount of any revenues from sales of ZURZUVAE; the level of reimbursement for ZURZUVAE both by commercial and government payors, and the nature of any potential limitations on coverage and reimbursement; and the degree of market acceptance of ZURZUVAE by healthcare providers and women with PPD;
•
the impact of our August 2023 corporate reorganization and reprioritization of our pipeline;
•
the timing and amount of revenues from sales of ZULRESSO, which we expect will be negatively impacted by expected sales of ZURZUVAE and will also continue to be impacted by a number of other factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S.; our decision to focus our efforts primarily on geographies that have existing, active ZULRESSO treating sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; and the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO;
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
•
decisions we may make in the future regarding development of zuranolone in the treatment of MDD;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $876.1 million as of September 30, 2023. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We contract with vendors in foreign countries and have subsidiaries in Europe, Canada, and Bermuda. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our product ZURZUVAE was approved by the FDA on August 4, 2023 as a treatment for adults with PPD in the U.S. ZURZUVAE is expected to be commercially available for women with PPD in December 2023 with the broader complement of commercialization capabilities expected to roll out in early 2024. ZURZUVAE is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE (zuranolone) received a Schedule IV classification from the U.S. Drug Enforcement Administration, or DEA. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions.

Our business currently depends heavily on our ability to successfully commercialize ZURZUVAE in the U.S. as a treatment for women with PPD. We may never be able to launch or successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve success. Even if we are successful in launching ZURZUVAE for the treatment of women with PPD in the U.S., it may not achieve the clinical benefit, clinical use or market acceptance we expect in women with PPD, including as a result of the boxed warning included in the ZURZUVAE label. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter reimbursement-related or other market-related issues, or encounter other limitations or issues as a result of the price we charge, in the commercialization of ZURZUVAE for the treatment of women with PPD. Even if we are successful in launching and commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from

ZURZUVAE for the treatment of women with PPD to be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop, gain regulatory approval of and commercialize our current and future product candidates. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our other product candidates, on the timelines we expect or at all, or that the results of our clinical trials or other activities under our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance such product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our such product candidates, if approved.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current and future product candidates. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators, as applicable, may not be able to demonstrate the efficacy and safety of any of our other current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in our ongoing dose-ranging study of SAGE-324, the KINETIC 2 Study, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. Other decisions or actions of the FDA or other regulatory agencies may affect our plans, progress or results. For example, we received a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone in the treatment of MDD. The FDA has taken the position that one or more additional clinical trials of zuranolone are required to support approval in MDD. We may never obtain regulatory approval of zuranolone for the treatment of MDD. Even if we conduct additional trials in MDD, there is no guarantee that the design and results of any additional clinical trials we conduct will be sufficient to obtain such regulatory approval. Even if we receive regulatory approval of zuranolone for the treatment of MDD, our commercialization efforts with respect to zuranolone for the treatment of MDD may not be successful.

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

Our product ZULRESSO was approved by the FDA in March 2019 as a treatment for PPD in adults, and was made commercially available in June 2019. Our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and, historically, by the impacts of the COVID-19 pandemic. Some or all of these factors are expected to continue to impact revenues negatively in the future.

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

We expect that ZURZUVAE, if successfully launched and commercialized for the treatment of women with PPD, will significantly reduce sales of ZULRESSO. Our commercial efforts for ZULRESSO, including our account management field-based team and sales representatives, are primarily focused on geographies that have existing, active ZULRESSO treating sites. We expect that this approach will also continue to substantially limit the revenue opportunity for ZULRESSO, and may make it difficult for us to achieve revenue growth and meet our revenue goals. Given this approach, the number of new healthcare settings that become treating sites for ZULRESSO, if any, is also expected to be limited. We may also find that certain healthcare settings that have in the past been active treating sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons, including staffing shortages. Healthcare settings that are active treating sites may also limit capacity used for ZULRESSO infusions.

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for and successfully market our product candidates. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO and ZURZUVAE. For ZURZUVAE, the FDA is requiring two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. The FDA recommended scheduling with respect to ZURZUVAE, and ZURZUVAE (zuranolone) received a Schedule IV classification from the DEA. The FDA may recommend scheduling with respect to any of our current or future product candidates, if approved. In such event, as was the case with ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved.

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

Fast Track and Breakthrough Therapy designations from the FDA or PRIority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD after previously granting both Fast Track and Breakthrough Therapy designations to zuranolone for MDD. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs. For example, in September 2023, the FDA notified us of its intent to rescind Breakthrough Therapy Designation for zuranolone for the treatment of MDD.

The number of people with the diseases and disorders for which our products and product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

There is no precise method of establishing in any geography over any period of time the actual number of patients with the diseases and disorders for which our products are indicated and our product candidates are targeted. With respect to any indications for which we have developed, are developing, or plan to develop products and product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of lack of screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of women with PPD or any other indication for which we are pursuing or may elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the potential market for ZURZUVAE for the treatment of women with PPD, the market for ZULRESSO, and our other current and future product candidates may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

We rely completely on third-party suppliers to manufacture commercial supplies of our products and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce non-clinical, clinical and commercial supplies of our products and product candidates in the future.

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

We rely on our contract manufacturers to manufacture sufficient quantities of ZURZUVAE to manufacture commercial supplies of active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of our product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, depending on the outcome of our pipeline prioritization and if our development efforts are successful.

We expect our contract manufacturers to comply with cGMPs in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. Contract manufacturers are subject to inspections by the FDA. If the FDA were to identify deficiencies in connection with the inspections of our contract manufacturers for our products or any of our product candidates, the FDA could issue a Form 483 documenting these deficiencies and require that we provide and comply with a corrective action plan, which could impact our ability to supply product or any of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products.

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

The commercial success of ZURZUVAE in the U.S. for the treatment of women with PPD, or of any of our current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among healthcare professionals, patients, policy-makers and healthcare payors, and reimbursement at sufficient levels.

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

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for ZURZUVAE for the treatment of women with PPD, and any other approved products that we develop could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We plan to pursue a value-based agreement strategy with payors for ZURZUVAE for the treatment of women with PPD in the U.S. Payors may not be receptive to the use of value-based agreements or may not agree with our approach and such a strategy may not increase market acceptance or access. Even if payors agree to our value-based agreement approach, they may still impose restrictions such as requiring patients to try other lower cost therapies to treat PPD prior to reimbursing ZURZUVAE, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring prior authorizations, and such restrictions or requirements may be more onerous than we expect. If we believe a value-based agreement strategy will not be successful we may change our approach. We cannot be sure that adequate coverage or reimbursement will be available for ZURZUVAE or any other product candidate that we or our collaborators commercialize or that coverage will be available on reasonable terms.

Market acceptance for any of the products and product candidates that we successfully develop will depend on a number of factors, including, among others:

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

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including ZURZUVAE for the treatment of women with PPD, may require significant resources and may never be successful. ZURZUVAE, or any of our other current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, do not achieve an adequate level of acceptance by patients, physicians, healthcare settings and payors, or reimbursement at reasonable levels, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

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

As was the case with brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates. If products are determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Brexanolone is currently regulated as a Schedule IV controlled substance, and ZURZUVAE (zuranolone) received a Schedule IV classification from the DEA in October 2023. Other Schedule IV controlled substances include sedative hypnotics such as benzodiazepines.

ZURZUVAE and ZULRESSO are, and any future approved products will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record-keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

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

If approved in the future for the treatment of MDD, zuranolone may also face competition as patients with MDD are typically treated with a variety of low-cost antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. In August 2022, the FDA approved AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion, an FDA-approved antidepressant affecting norepinephrine and dopamine, for the treatment of MDD in adults. Zuranolone, if approved in the future for the treatment of MDD, may also face competition from esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which was recently approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD.

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

A number of companies are working to develop products designed to modulate the NMDA receptor. Novartis AG, following its acquisition of Cadent Therapeutics, Inc., is developing its own NMDA receptor positive allosteric modulator, CAD-9303, which is currently being investigated in cognitive impairment associated with schizophrenia. In addition, Vaccinex, Inc. is evaluating VX15/2503, a monoclonal antibody against the protein semaphorin 4D (SEMA4D), as a treatment for cognitive impairment in Huntington’s disease. Prilenia Therapeutics, B.V. is also assessing pridopidine, a sigma-1 receptor (S1R) agonist, in a Phase 3 clinical trial as a treatment for Huntington’s disease. Several companies have developed or are developing products for the treatment of Alzheimer’s disease.

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

Our existing and future collaborations, if any, may not lead to the successful development and commercialization of any products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. For example, we have entered into a collaboration and license agreement with Biogen to jointly develop and commercialize ZURZUVAE, other products containing zuranolone and SAGE-324 in the U.S. and granting Biogen rights to develop and commercialize those product candidates in the rest of the world other than Japan, Taiwan and South Korea, or the Shionogi Territory, in the case of zuranolone. We have a separate collaboration with Shionogi & Co., Ltd., or Shionogi, under which we granted rights to Shionogi for the development and commercialization of zuranolone in the Shionogi Territory. The efforts under these collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Although we may become eligible to receive certain milestone payments from Biogen under our collaboration agreement with Biogen, we may never earn such milestone payments.

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

We plan to enroll subjects in our ongoing or future clinical trials in the European Union, or EU, or other countries. When we do so, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged. The exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the UK. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations that went into effect on January 1, 2023. In November 2020, California voters approved the California Privacy Rights Act, or CPRA, ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or the CPPA. New implementing regulations will be issued under the CPRA that may lead to new or additional obligations for us. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action. Connecticut and Nevada have also passed similar laws regulating consumer health data and other states likely will consider similar legislation in 2024 and beyond.

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

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of unapproved, or “off-label” uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZULRESSO, ZURZUVAE, or any of our other products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZULRESSO, ZURZUVAE, and our other product candidates.

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

In May 2023, the Supreme Court, in Amgen Inc. v. Sanofi, et al., held that claims to a functionally-defined genus of monoclonal antibodies were invalid due to a lack of enablement, as they failed to provide adequate guidance for making and using the claimed antibodies. The Supreme Court noted that the general principle remains that all claims must be enabled to their “full scope” and that broader claims require more enablement.

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

For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, provided a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (subsequently modified by the Inflation Reduction Act of 2022, or IRA, as discussed below).

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare sequester reductions were reduced and suspended, with the full 2% cut resuming in July 2022. These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. For example, the Consolidated Appropriations Act, or the Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, including under Medicare and Medicaid, which may potentially impact negotiations on pricing and discounts with commercial payors, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. There have been multiple Congressional and administrative efforts to address drug pricing, including the IRA. It is unclear whether any other legislation or public policy will come to pass, and if so, what effect it could have on our business.

The IRA was signed into law by President Biden in August 2022. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for certain outpatient prescription drug coverage, as well as Medicare Part B. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with negotiated prices subject to a cap and first set to take effect in 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (the first Part B inflation rebate period is in the first quarter of 2023; the first Part D inflation rebate period is the fourth quarter of 2022 through the third quarter of 2023); and replaces the Part D coverage gap discount program with a new Part D discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years of these programs. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program.

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

Specifically, with respect to price negotiations, Congress authorized CMS to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. Drugs may be selected for negotiation only once they are at least seven years post-approval (such that they will be nine years post-approval when first subject to the maximum negotiated price) and biologics may be selected for negotiation 11 years post approval (such that they will be 13 years post-approval when first subject to the maximum negotiated price). It does not apply to drugs and biologics that have been approved for a single rare disease or condition. We could be at risk of government action if, in the future, any of our products are the subject of Medicare price negotiations. In that event, the outcome of the Medicare price negotiations, which will be made publicly available, may also impact negotiations on pricing and discounts with commercial payors.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2023, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. As of September 30, 2023, our cash, cash equivalents and marketable securities were $876.1 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $508.8 million for the nine months ended September 30, 2023, and our accumulated deficit was $2.5 billion as of September 30, 2023.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses, particularly as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. These costs include the expenses associated with engagement in permitted pre-launch and launch-readiness activities; advancement of planned and ongoing clinical trials for SAGE-718 and SAGE-324; the cost of future clinical trials; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone in the treatment of MDD. We expect to incur significant sales, marketing and outsourced-manufacturing expenses in connection with the recent marketing approval of ZURZUVAE for the treatment of adults with PPD, and will incur such expenses if we obtain marketing approval for any of our current or future product candidates beyond ZULRESSO and ZURZUVAE. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our product ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited. Our ability to generate significant product revenue from our current products and any future approved product depends on a number of factors, including, but not limited to:

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

We are currently commercializing ZULRESSO and preparing for the commercial launch of ZURZUVAE for the treatment of women with PPD in the U.S., and are advancing our product candidates, including SAGE-718 and SAGE-324, through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses, particularly as we prepare for the planned launch and commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. These anticipated operating expenses include costs associated with engagement in launch-readiness and launch-related activities; the costs of planned and ongoing clinical trials for SAGE-718 and SAGE-324; the cost of future clinical trials; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone in the treatment of MDD. We may seek additional capital in the future to fund operating needs. We may need to raise additional funds sooner than we currently expect if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of September 30, 2023, our cash, cash equivalents and marketable securities were $876.1 million. Based on our current estimates, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2023, in addition to anticipated funding from our ongoing collaborations, collaboration revenue from sales of ZURZUVAE, and a potential milestone payment of $75.0 million from Biogen for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., will support our operations into 2026. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our August 2023 reorganization at the levels we expect. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to expand future development efforts for, obtain regulatory approval for, and to commercialize our product candidates. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, as is the case with the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, our stock price is likely to decline which would make a future financing more difficult and potentially more dilutive to our existing stockholders. For example, in August 2023, after the announcement of the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, our stock price declined significantly. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description
10.1*	Separation Agreement between the Registrant and Albert J. Robichaud, Ph.D., dated September 15, 2023

10.2*	Master Consulting Agreement and Statement of Work between the Registrant and Albert J. Robichaud, Ph.D., dated September 15, 2023

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

SAGE THERAPEUTICS, INC.

November 7, 2023	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

November 7, 2023	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)