Form 10-K
period 2023-12-31
Sage Therapeutics, Inc.
filed 2024-02-14
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $2,471,144,093, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 7, 2024, there were 60,106,687 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations and goals for commercialization of ZURZUVAE™ in the U.S. as a treatment for women with postpartum depression, or PPD, including our beliefs in the potential benefit and profile of ZURZUVAE for the treatment of women with PPD; our estimates as to the number of women with PPD and our belief in the market opportunity in this indication; the potential market for ZURZUVAE for the treatment of women with PPD; our market access, sales and marketing and distribution strategies for ZURZUVAE and related assumptions; our market access goal of helping all women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible with minimal restrictions; and the potential future results of our commercialization efforts in the U.S.
•
our plans to continue to evaluate next steps after receipt of a complete response letter, or CRL, issued by the U.S. Food and Drug Administration, or FDA, related to our new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD, in adults;
•
our views as to the potential for zuranolone to be developed in additional indications;
•
our expectations and estimates regarding: the level of expenses we may incur in connection with our activities; use of cash, cash runway and projected cash balance at any given time; timing of future cash needs; capital requirements; funding from potential revenue; anticipated funding from ongoing collaborations; sources of future financing; and our ability to obtain additional financing when needed to fund future operations;
•
our plans for the development of our product candidates for the treatment of brain health diseases and disorders, and potentially for other indications; our beliefs as to the potential profile and benefit of our product candidates; our plans with respect to other research and development activities; and expected timelines for our planned activities;
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
•
our expectations with respect to the availability of supplies of ZURZUVAE, ZULRESSO, and our product candidates, and the expected performance of our third-party manufacturers, including conformity with applicable regulatory requirements;
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

This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD. We and Biogen may not be successful in our commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve broad market acceptance from healthcare professionals, patients or payers for the treatment of this disease. For example, healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or to only prescribe ZURZUVAE for women with severe PPD. Women with PPD may decide that they do not want to be treated with ZURZUVAE out of concerns about its safety and tolerability profile or use while breastfeeding. Payers may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, limiting reimbursement to women with severe PPD, requiring prior consultation with a psychiatrist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. Also, even if a healthcare professional writes a prescription for ZURZUVAE, it may not result in product being shipped to a patient and a patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process too slow or complicated. We may also encounter other limitations or issues related to the commercialization of ZURZUVAE, including as a result of its price. As a result, we may not generate revenues at the levels or on the timing we expect. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects.
•
Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our product candidates. We cannot be certain that we or our collaborators, where applicable, will be able to initiate new clinical trials, complete ongoing enrollment, dosing or data analysis of clinical trials, or announce results of ongoing or future clinical trials of our product candidates, in each case on the timelines we expect or at all, or that the results of our development programs will be positive or sufficient to file for regulatory approval. Decisions or actions of the FDA or other regulatory agencies may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our product candidates on the timelines we expect or at all. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.
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
•
If serious adverse events or other undesirable side effects are identified during the use of any of our marketed products or product candidates, such events may adversely affect market acceptance or result in other significant negative consequences for an approved product; delay or prevent further development or regulatory approval with respect to product candidates; or cause regulatory authorities to require labeling statements, such as boxed warnings, or a Risk Evaluation and Mitigation Strategy, on approved products.

•
We may not generate revenues from our existing products, or any of our product candidates if successfully developed, at the levels we expect. We may not achieve events tied to cash milestone payments or other payments from our collaboration partners on the timelines we expect or at all. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. Also, we may not achieve cost savings from our August 2023 corporate reorganization at the levels we expect. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove to be incorrect. We may need to raise additional funding in the future, which may not be available on acceptable terms, or at all.
•
Any impairment of the ability of our third-party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.
•
Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZURZUVAE, ZULRESSO, or any of our other current or future product candidates, if successfully developed and approved.
•
Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products in the territories covered by the applicable collaboration. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected and we may be subject to delays, disputes, or litigation if we disagree significantly with any of our collaborators, or any of our collaborators fails to perform its obligations or terminates our collaboration in whole or in part.
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
•
Existing or future laws, regulations, executive orders or policies aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations. For example, the Inflation Reduction Act of 2022 and other existing, pending or future federal and state reforms aimed at reducing healthcare costs, including pricing and reimbursement of pharmaceutical products, may in the future result in reduced reimbursement and access for our products or cause us to curtail certain development plans due to concerns about commercial viability, any of which could adversely affect our ability to commercialize our products and generate revenue and negatively impact our business, results of operations and financial condition.
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

Item 1. Business

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Alongside our postpartum depression commercial products, we are targeting diseases and disorders of the brain across our clinical development and earlier stage pipeline. Our focus as a company is on brain health, and we are currently targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders.

Our product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. as a treatment option for women with PPD in December 2023. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under a collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

ZURZUVAE (zuranolone) received a Schedule IV classification from the U.S. Drug Enforcement Administration, or DEA. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to CNS depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course.

We and Biogen are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. pursuant to the Biogen Collaboration Agreement. We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, if our ongoing and any future development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products individually as a Product Class and collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory.

We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of patients with moderate to severe MDD in Japan.

On August 4, 2023, the FDA issued a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen are continuing to seek feedback from the FDA and evaluating next steps.

Our product ZULRESSO® (brexanolone) CIV injection is approved in the U.S. for the treatment of PPD in individuals 15 years old and older. ZULRESSO may only be administered in qualified medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors.

We also are developing a portfolio of other novel compounds that target GABAA receptors, including SAGE-324, which is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We have completed enrollment of patients with essential tremor in a Phase 2b placebo-controlled dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study, and expect to announce topline results from the KINETIC 2 Study in mid-2024. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is dalzanemdor (SAGE-718), an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. The FDA has granted dalzanemdor (SAGE-718) Fast Track designation as a potential treatment for patients with Huntington’s disease. In addition, in October 2023, the FDA granted Orphan Drug Designation to dalzanemdor (SAGE-718) for the potential treatment of Huntington’s disease. The European Medicines Agency previously granted Orphan Drug Designation to dalzanemdor (SAGE-718) for the potential treatment of Huntington’s disease in February 2023. Dalzanemdor (SAGE-718) has also been granted Innovative Licensing and Access Pathway (ILAP) designation from the Medicines & Healthcare products Regulatory Agency (MHRA) in the United Kingdom for the development of dalzanemdor (SAGE-718) for the treatment of cognitive impairment associated with Huntington’s disease. Dalzanemdor (SAGE-718) is currently being studied in several ongoing clinical trials, including the placebo-controlled Phase 2 DIMENSION Study, the placebo-controlled Phase 2 SURVEYOR Study, and the Phase 3 open-label PURVIEW Study evaluating patients with Huntington’s disease cognitive impairment; the double-blind placebo-controlled Phase 2 PRECEDENT Study evaluating dalzanemdor (SAGE-718) in patients with mild cognitive impairment due to Parkinson’s disease; and the randomized placebo-controlled Phase 2 LIGHTWAVE Study evaluating dalzanemdor (SAGE-718) in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease.

We expect to report topline data from the PRECEDENT Study in early 2024; the SURVEYOR Study in mid-2024; and the DIMENSION and LIGHTWAVE studies in late 2024.

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

Our Strategy

Our goal is to build a top-tier biopharmaceutical company that is the leader in developing and commercializing life-changing brain health medicines. Key elements of our strategy are to:

•
successfully commercialize ZURZUVAE, along with our collaboration partner, Biogen, for the treatment of women with PPD in the U.S.; and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;
•
complete ongoing and planned clinical trials of SAGE-324 as part of our strategic collaboration with Biogen;
•
complete ongoing and planned clinical trials of dalzanemdor (SAGE-718);
•
support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in the Biogen Territory and Shionogi’s development of zuranolone in the Shionogi Territory;
•
provide support for existing, active ZULRESSO treatment sites;
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
•
continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities with the goals of lessening our long-term reliance on the success of any one program and facilitating long-term growth; and
•
continue to explore opportunities to establish licenses, collaborations, or other agreements or alliances with other biotechnology and pharmaceutical companies, at the appropriate time, where we believe a collaboration may add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

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

Our Product Pipeline

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Annual Report.

COMPOUND	TARGET INDICATIONS	PHASE 1	PHASE 2	PHASE 3	STATUS
Postpartum Depression Commercial Products					
ZURZUVAE™* (zuranolone) CIV	Postpartum Depression				MARKETED
ZULRESSO® (brexanolone) CIV injection	Postpartum Depression				MARKETED
Pipeline					
Zuranolone* (SAGE-217)	Major Depressive Disorder**			IN PHASE 3	
Dalzanemdor (SAGE-718)	Huntington's Disease Cognitive Dysfunction		IN PHASE 2		
	Parkinson's Disease Cognitive Dysfunction		IN PHASE 2		
	Alzheimer's Disease Mild Cognitive Impairment and Mild Dementia		IN PHASE 2		
SAGE-324*	Essential Tremor		IN PHASE 2		
Programs In Evaluation					

- SAGE-689 *Acute GABA Hypofunction*
- SAGE-421 *NMDA Hypofunction*
- SAGE-319 *GABA Hypofunction*

**Collaboration Partners: Biogen Inc. and Shionogi for zuranolone and Biogen Inc. for SAGE-324*
***The FDA issued a CRL on August 4, 2023, related to the NDA for the treatment of adults with MDD stating that the application did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that an additional study or studies will be needed. No Phase 3 trials are currently ongoing.*

Please refer to the U.S. Prescribing Information for ZULRESSO and the U.S. Prescribing Information for ZURZUVAE
Safety and efficacy for investigational uses or compounds have not been established. There is no guarantee that the outcome of these studies will be positive or result in approval by a Health Authority.

ZURZUVAE (zuranolone)

Our product ZURZUVAE (zuranolone) was approved by the FDA on August 4, 2023 for the treatment of PPD in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. for women with PPD in December 2023. We and our collaboration partner, Biogen, are jointly commercializing ZURZUVAE in the U.S. under the Biogen Collaboration Agreement. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

ZURZUVAE (zuranolone) received a Schedule IV classification from the DEA. The approval of ZURZUVAE to treat PPD in adults was based on two pivotal clinical trials, the SKYLARK Study and the ROBIN Study, in adult women with PPD. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course. ZURZUVAE can cause CNS depressant effects. The most common side effects of ZURZUVAE include sleepiness or drowsiness, dizziness, common cold, diarrhea, feeling tired, weak, or having no energy, and urinary tract infection.

PPD symptoms are some of the most common medical complications during and after pregnancy, and PPD is characterized by depressive symptoms that can begin during pregnancy or within the first 4 weeks to 12 months following childbirth. PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt. Based on our analysis of available data, we estimate that approximately 500,000 women in the U.S. each year may experience symptoms of PPD. PPD can lead to devastating consequences for a woman and for her family. In addition, the economic burden associated with perinatal depression can be vast and can impact patients, their families, employers, and healthcare payors.

ZURZUVAE is the first and only oral product approved by the FDA for women with PPD (and the second approved product for PPD after ZULRESSO). The current standard of care for PPD is comprised of psychotherapy and, in women with moderate or severe PPD, the cautious use of pharmacological therapies such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs.

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

On August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen are continuing to seek feedback from the FDA and evaluating next steps.

We have granted Biogen sole rights to develop and commercialize the zuranolone outside the U.S., other than in Japan, Taiwan and South Korea where we have granted rights to Shionogi. Shionogi is currently developing zuranolone for the treatment of patients with moderate to severe MDD in Japan.

We may consider additional development opportunities for zuranolone as part of the Biogen collaboration.

ZULRESSO (Brexanolone) CIV Injection

Our product ZULRESSO is a proprietary IV formulation of brexanolone approved in the U.S. for the treatment of PPD in individuals 15 years old and older. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. We launched ZULRESSO commercially in the U.S. in June 2019. The DEA placed ZULRESSO into Schedule IV of the Controlled Substances Act, or CSA. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO must be administered in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. Patients who are prescribed ZULRESSO are required to enroll in a registry which may allow us to compile additional information to further our understanding of the risk of excessive sedation or sudden loss of consciousness during administration of ZULRESSO and management of the risk. Given the mode and setting of administration of ZULRESSO and the requirements of the REMS program, ZULRESSO has been administered to date primarily to treat women with severe PPD, and we expect that to continue to be the case.

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

SAGE-324

In addition to zuranolone, we have a portfolio of other novel compounds that target GABAA receptors, including SAGE-324, which we are jointly developing with Biogen under the Biogen Collaboration Agreement. SAGE-324 is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. In April 2021, we and Biogen reported topline results from our placebo-controlled Phase 2 clinical trial evaluating the safety and efficacy of SAGE-324 for the treatment of essential tremor, known as the KINETIC Study. Essential tremor is a neurodegenerative condition characterized by rhythmic trembling most commonly of the upper limbs, including the hands. The head, voice, legs or trunk may also be affected. Symptoms generally evolve over time, are persistent, and affect patients’ ability to function independently. Essential tremor is among the most common movement disorders, estimated to affect more than six million adults in the U.S. Adults of all ages can be impacted by essential tremor, though risk increases with age. First-line treatments for essential tremor include β-adrenergic blocker propranolol and anticonvulsant primidone.

The Phase 2 KINETIC Study evaluating SAGE-324 for the treatment of adults with essential tremor (n=67 full analysis set) achieved its primary endpoint of a statistically significant reduction from baseline compared to placebo in The Essential Tremor Rating Assessment Scale, or TETRAS, Performance Subscale Item 4 upper limb tremor score on Day 29 (p-value=0.049), which corresponded to a 36% reduction from baseline in upper limb tremor amplitude in patients receiving SAGE-324 compared to a 21% reduction in patients receiving placebo. Patients were randomized 1:1 to receive SAGE-324 (60 mg) or matched placebo once daily in the morning. The trial evaluated treatment of SAGE-324 at the higher end of the dose range and the daily dose could be down-titrated to 45 mg or 30 mg. Activities of daily living, or ADL, scores showed a statistically significant correlation with upper limb tremor score at all timepoints. Although the clinical trial was not powered to fully examine TETRAS ADL, SAGE-324 was numerically superior to placebo at all time points during treatment. Reported treatment emergent adverse events, or TEAEs, were generally consistent with the safety profile of SAGE-324 previously reported. The most common TEAEs that were reported by 10% or more of patients in the SAGE-324 treatment group and at a rate at least twice as high as that of patients in the placebo group were: somnolence 68%; dizziness 38%; balance disorder 15%; diplopia 12%; dysarthria 12%; and gait disturbance 12%. In the KINETIC Study, patients with a more severe tremor at baseline (at or above the median TETRAS Performance Subscale upper limb tremor Item 4 score of 12) (n=47) who received SAGE-324 demonstrated a statistically significant reduction (p-value=0.007) from baseline in TETRAS Performance Subscale Item 4 upper limb tremor score compared to placebo at Day 29, corresponding to a 41% reduction from baseline in upper limb tremor amplitude in patients receiving SAGE-324 compared to an 18% reduction for placebo.

A Phase 2b double-blind, randomized, placebo-controlled, dose-response study of SAGE-324 in patients with moderate to severe essential tremor, known as the KINETIC 2 Study, has completed enrollment and we expect to announce topline results in mid-2024. The primary aim of the KINETIC 2 Study is to evaluate different doses of SAGE-324 in reducing upper limb tremors. The primary endpoint of the study is change from baseline in TETRAS Performance Subscale Item 4 total score at Day 91. In May 2022, we initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of TEAEs as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease.

We are jointly developing SAGE-324 in the U.S. with Biogen, and will jointly commercialize Licensed 324 Products with Biogen in the U.S. if our development efforts are successful and SAGE-324 is approved in the U.S. We have granted Biogen sole rights to develop and commercialize SAGE-324 outside the U.S. We may consider additional development plans and opportunities for SAGE-324 as part of our collaboration with Biogen. If we obtain regulatory approval of SAGE-324, we will record sales of Licensed 324 Products.

Dalzanemdor (SAGE-718)

Our second area of focus is the development of novel compounds that target the NMDA receptor. Examples of indications involving NMDA receptor dysfunction include certain types, aspects or subpopulations of a number of diseases such as Huntington’s disease, Parkinson’s disease, Alzheimer’s disease, depression, attention deficit hyperactivity disorder, schizophrenia, and neuropathic pain.

Our lead product candidate selected in this area is dalzanemdor (SAGE-718), an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

Huntington’s disease

The FDA has granted dalzanemdor (SAGE-718) Fast Track designation as a potential treatment for Huntington’s disease. In addition, in October 2023, the FDA granted orphan drug designation to dalzanemdor (SAGE-718) for the potential treatment of Huntington’s disease. The European Medicines Agency previously granted orphan drug designation to dalzanemdor (SAGE-718) for the potential treatment of Huntington’s disease in February 2023. Dalzanemdor (SAGE-718) has also been granted Innovative Licensing and Access Pathway (ILAP) designation from the Medicines & Healthcare products Regulatory Agency (MHRA) in the United Kingdom for the development of dalzanemdor (SAGE-718) for the treatment of cognitive impairment associated with Huntington’s disease. Dalzanemdor (SAGE-718) is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with Huntington’s disease cognitive impairment. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed dalzanemdor (SAGE-718) over three months. We expect to report topline data from the DIMENSION Study in late 2024.

•
SURVEYOR Study

In March 2022, we initiated the SURVEYOR Study, a placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking changes in cognition to real-world functioning. The SURVEYOR Study is not designed or powered to demonstrate a statistically significant difference between dalzanemdor (SAGE-718) and placebo. We expect to report topline data from the SURVEYOR Study in mid-2024.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study to evaluate the long-term safety and tolerability of dalzanemdor (SAGE-718) in patients with Huntington’s disease cognitive impairment.

Parkinson’s disease

In May 2021, we announced results from the 14-day dosing cohort, or Cohort A, of a Phase 2a open-label clinical trial of dalzanemdor (SAGE-718) evaluating patients with mild cognitive impairment due to Parkinson’s disease, known as the PARADIGM Study. In Cohort A of the clinical trial, eight patients aged 50 to 75 years with mild cognitive impairment due to Parkinson’s disease received 3 mg of dalzanemdor (SAGE-718) daily for 14 days. Patients showed performance improvements from baseline on multiple tests in the cognitive domain of executive function during the 14 days of treatment. Emerging signals on several measures also suggested improved performance from baseline on cognitive tests in the domains of learning and memory over a similar timeframe.

In October 2022, we presented additional results from the 28-day cohort, or Cohort B, of the open-label PARADIGM Study. In Cohort B of the clinical trial, seven patients aged 50 to 75 years with mild cognitive impairment due to Parkinson’s disease received 3 mg of dalzanemdor (SAGE-718) daily for 28 days. Patients showed performance improvements from baseline on multiple tests in the cognitive domain of executive function during the 28 days of treatment, as well as during the 14 day follow-up period. Dalzanemdor (SAGE-718) was generally well-tolerated in both cohorts of the clinical trial; there were no serious adverse events reported, and no TEAEs were determined to be related to dalzanemdor (SAGE-718) or resulted in study drug discontinuation or withdrawal from the study. As expected, given its profile, dalzanemdor (SAGE-718) demonstrated neutral results in certain tests of attention and psychomotor speed.

In March 2022, we initiated a double-blind, placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with mild cognitive impairment due to Parkinson’s disease, known as the PRECEDENT Study. The PRECEDENT Study is designed to evaluate the safety and efficacy of dalzanemdor (SAGE-718) in patients with mild cognitive impairment due to Parkinson’s disease over 42 days, followed by a controlled follow-up period. We expect to report topline data from the PRECEDENT Study in early 2024.

Alzheimer’s disease

In December 2021, we reported topline data from the LUMINARY Study, a Phase 2a open-label clinical trial of dalzanemdor (SAGE-718) in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease (n=26 full analysis set), who received 3 mg of dalzanemdor (SAGE-718) daily for 14 days. The results showed performance improvements from baseline on five out of five unique tests in the cognitive domain of executive function and two out of four unique tests in the cognitive domains of learning and memory during the 14 days of treatment, consistent with positive signals seen in open-label clinical trials evaluating dalzanemdor (SAGE-718) as a treatment for cognitive impairment due to Parkinson’s disease and Huntington’s disease. Patients also showed performance improvement as measured by the Montreal Cognitive Assessment (MoCA) Test, a global measure of cognition, that reached statistical significance at Day 28 when compared to baseline in patients treated with dalzanemdor (SAGE-718). As expected, in certain tests of attention and psychomotor speed, dalzanemdor (SAGE-718) demonstrated neutral results. Dalzanemdor (SAGE-718) was generally well tolerated in the LUMINARY Study. Seven subjects reported a total of 11 TEAEs, seven of which were considered related to the study treatment and all of which were rated as mild or moderate in severity. The most commonly reported TEAEs were headache (n=2) and constipation (n=2). In December 2022, we initiated the LIGHTWAVE Study, a randomized placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease. We expect to report topline data from the LIGHTWAVE Study in late 2024.

Further Exploration of GABAA and NMDA Receptors and New Areas of Interest

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain. Our portfolio of novel GABAA receptor positive allosteric modulators includes SAGE-689, a product candidate in Phase 1 clinical development intended for intramuscular administration, and SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator in Phase 1 clinical development for its potential use as an oral therapy in treating neurodevelopmental and motor disorders. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for its potential use as an oral therapy in treating cognitive impairment and schizophrenia. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have opportunities to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel brain health therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics. This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current therapies or previous therapies which have failed in development. We believe that we may also have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health disorders.

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

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third-party contract manufacturing organizations, or CMOs. We have also sourced our existing inventory of our proprietary formulation of ZURZUVAE and ZULRESSO for commercial sale from CMOs, and intend to source all of our future commercial supplies of these products and our product candidates, if approved by the FDA, from CMOs.

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product, and we intend to enter into a long-term supply agreement at the appropriate time with at least one of our CMOs for ZURZUVAE drug substance. We have long-term supply agreements with our CMOs with respect to ZULRESSO drug substance and drug product. We also have an inventory of both ZURZUVAE and ZULRESSO drug substance and drug product in place to help mitigate any potential supply risks. All commercial supplies are intended to be manufactured applying current Good Manufacturing Practices, or cGMP.

We have established relationships with CMOs under which the CMOs manufacture clinical and non-clinical supplies of drug substance and drug product for SAGE-324, dalzanemdor (SAGE-718) and other product candidates on a purchase order basis under master service and quality agreements. All clinical supplies of drug substance and drug product are intended to be manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or dalzanemdor (SAGE-718). We intend to put long-term supply agreements in place at the appropriate time for drug substance and drug product for our product candidates, if development continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product. We also intend to improve the manufacturing process for our product candidates and manufacture clinical supplies as development progresses.

ZURZUVAE, ZULRESSO, SAGE-324 and dalzanemdor (SAGE-718) are small molecules isolated as stable crystalline solids. We believe the syntheses of ZURZUVAE, ZULRESSO, SAGE-324 and dalzanemdor (SAGE-718) are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment in the manufacturing process. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Sales and Marketing

Our product ZURZUVAE became commercially available in the U.S. in December 2023 as the first and only oral product approved by the FDA specifically for the treatment of adults with PPD. We and Biogen are jointly commercializing ZURZUVAE as a treatment for women with PPD in the U.S. under the Biogen Collaboration Agreement. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such sales.

We and Biogen are utilizing a specialty pharmacy distribution model by which ZURZUVAE is shipped directly to women with PPD who are prescribed the treatment. We and Biogen have active field sales forces supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. We and Biogen are engaging in discussions with national, regional and government payors to advocate for broad and equitable access to ZURZUVAE for women with PPD with minimal restrictions. While coverage decisions by insurers across all payor segments can take time, we and Biogen are focused on helping women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible. To support our objectives of optimizing access, driving urgency to treat women with PPD, and breaking stigma associated with PPD, we are using a broad omnichannel approach, comprised of dynamic digital tools, to provide education about PPD to healthcare providers, patients, and patient advocates. Sage and Biogen field sales teams are engaging in promotional dialogues with healthcare providers who diagnose and treat women with PPD. In December, we saw balanced prescribing across OBGYNs and psychiatrists with a small number of primary care physicians also prescribing. We have also launched a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process.

This program also includes financial assistance, such as the potential for copay assistance for women with PPD who have commercial insurance and the potential to be provided product at no cost for eligible patients. We and Biogen are also working to help raise awareness of the importance of treating PPD rapidly and removing barriers to treatment. Our commercialization infrastructure also includes capabilities in medical affairs, manufacturing, quality control, drug safety and pharmacovigilance, health economics and outcomes research (HEOR), and compliance.

Our product, ZULRESSO, is commercially available in the U.S. as a treatment for PPD in individuals 15 years old and older. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a REMS program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions include becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites must often negotiate reimbursement on a payor-by-payor basis under commercial coverage. The availability, terms and timing of coverage for ZULRESSO vary from payor to payor, both for commercially insured patients and from state Medicaid systems, and we have encountered some states that impose significant coverage restrictions or lengthy delays on reimbursement of ZULRESSO. As a result, certain healthcare settings will not treat Medicaid patients with ZULRESSO even if they are active sites of care for ZULRESSO. These requirements have created significant barriers to treatment for women with PPD.

Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect that the commercial availability of ZURZUVAE for women with PPD, our limited commercial efforts for ZULRESSO, and barriers to treatment with ZULRESSO will continue to substantially limit the revenue opportunity for ZULRESSO and the number of healthcare settings that are or become treatment sites for ZULRESSO. We may also find that certain healthcare settings that have in the past been active treatment sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on reimbursement or for other reasons, including staffing shortages, or as a result of the commercial availability of ZURZUVAE. Healthcare settings that are active sites may also limit capacity used for ZULRESSO infusions. Sage Central, our patient support center located in Raleigh, North Carolina, continues to provide a range of patient support resources to assist women with PPD and their families in the ZULRESSO treatment journey.

In addition to our joint commercialization of ZURZUVAE for the treatment of women with PPD in the U.S., we and Biogen have agreed as part of our collaboration that we will jointly commercialize in the U.S. other Licensed 217 Products and Licensed 324 Products if pursued and successfully developed and approved, including sharing equally in sales and marketing activities and profits and losses in the U.S. If we obtain regulatory approval of SAGE-324, we will record sales of Licensed 324 Products. We have granted Biogen sole rights to commercialize the Licensed Products outside the U.S., other than in the Shionogi Territory with respect to zuranolone, where we have granted such rights to Shionogi.

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

This agreement required us to make up to $0.1 million in milestone payments in connection with the first derived product that met the relevant milestones, all of which we have already paid. Under this agreement, we must also pay royalties of less than 1% to the Regents on ZULRESSO, and for each other derived product, if any, for a period of 15 years following the first commercial sale of such product. This agreement will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold. We may terminate this agreement early for convenience upon providing 60 days’ prior written notice to the Regents. The Regents may terminate this agreement early in the event of material default, including failure to provide timely progress reports, after the applicable cure period, or in the event of our bankruptcy. In the event of early termination of this agreement, we have the right to sell any partially made derived products for a period of 120 days from the date of termination, but would not otherwise have rights after termination under the licensed rights to make, have made, use, sell, have sold, offer for sale or import products containing allopregnanolone.

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

We and Biogen have agreed that we will jointly develop and commercialize the Licensed Products in the U.S., and that Biogen solely will develop and commercialize the Licensed Products outside the U.S., except, with respect to the Licensed 217 Products, in the Shionogi Territory. Each of we and Biogen is obligated to use commercially reasonable efforts to develop at least one product in each Product Class in the U.S., and Biogen is also obligated to use commercially reasonable efforts to develop at least one product in each Product Class in the Biogen Territory. We and Biogen have agreed to share jointly in the performance of the activities under the Biogen Collaboration Agreement in the U.S. and to share all operating profits and losses for activities under the Biogen Collaboration Agreement solely for the U.S. equally. The Biogen Collaboration Agreement provides that Biogen has sole responsibility and decision-making authority with respect to such activities in the Biogen Territory. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. We have an Opt-Out Right (as defined below) in the U.S. with respect to a Product Class.

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

Our activities for the U.S. are conducted pursuant to joint plans agreed to by us and Biogen, on a Licensed Product-by-Licensed Product basis, and overseen by a joint steering committee, or the JSC. The JSC is composed of an equal number of representatives from each of us and Biogen.

Under the terms of the Biogen Collaboration Agreement, Biogen paid us an upfront payment of $875.0 million on December 31, 2020. For so long as a Licensed Product is being sold in the U.S., we and Biogen will share equally in all operating profits and losses arising from such Licensed Product in the U.S. The Biogen Collaboration Agreement provides that Biogen will record sales of Licensed 217 Products globally. Consistent with this provision, Biogen records sales of ZURZUVAE in the U.S. We will record sales of Licensed 324 Products in the U.S. and Biogen will record sales of Licensed 324 Products outside of the U.S., in each case if Licensed Products are successfully developed and approved. We have the right to opt out of such profit- and loss-sharing on a Product Class-by-Product Class basis in the U.S., or in each case, an Opt-Out Right. If we elect to exercise our Opt-Out Right with respect to a Product Class, we have agreed to transition to Biogen applicable development and commercial activities for such Product Class for the U.S., and Biogen has agreed to assume sole operational and financial responsibility for such activities.

The Biogen Collaboration Agreement provides for aggregate regulatory/commercial milestone payments from Biogen to us for (i) Licensed 217 Products of up to $475.0 million, including milestones totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and $150.0 million for the first commercial sale of zuranolone in MDD in the U.S., if approved, and (ii) Licensed 324 Products of up to $520.0 million. It also provides for aggregate one-time sales milestone payments from Biogen to us of (i) up to $300.0 million for each Product Class if we have not exercised our Opt-Out Right with respect to such Product Class and (ii) up to $525.0 million for each Product Class if we have exercised our Opt-Out Right with respect to such Product Class. We achieved the milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024.

Biogen has also agreed to pay us tiered royalties based on net sales of the Licensed Products in the Biogen Territory of high-teens to low-twenties percentages. If we have exercised our Opt-Out Right in the U.S. with respect to a Product Class, Biogen has agreed to pay us specified royalties based on net sales of the Licensed Products of such Product Class. Royalty payments may be reduced in certain specified customary circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may never receive additional milestone payments or any royalty payments from Biogen.

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

We have granted BIMA specified demand and piggyback registration rights with respect to the Biogen Shares. The Biogen Stock Purchase Agreement also includes standstill provisions, lock-up restrictions and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire our securities, seek or propose a tender or exchange offer or merger between us and BIMA, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified period of time after a regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) December 28, 2027.

BIMA also agreed not to, and to cause its affiliates not to, sell or transfer any of the Biogen Shares for a period of eighteen months from the closing of the sale of the Biogen Shares, which period expired on June 30, 2022, and to limit sales and transfers of the Shares for an additional eighteen-month period, which period expired on December 31, 2023, in each case subject to specified conditions and exceptions.

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

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. To protect our rights to our proprietary know-how and technology, we require all employees, as well as our consultants and contract research organizations, or CROs, when feasible, to enter into agreements that generally require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

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
•
One issued U.S. patent covering the composition of matter of zuranolone, three issued U.S. patents covering methods of using zuranolone, one granted European patent covering the composition of matter of zuranolone, and one granted European patent covering methods of using zuranolone, each of which expires in April 2034, subject to any potential extensions; one issued U.S. patent covering certain solid forms of zuranolone, which expires in August 2037, and one issued U.S. patent covering methods of using certain solid forms of zuranolone, which expires in December 2037, subject to any potential extensions; and pending U.S. and foreign patent applications covering zuranolone, uses of zuranolone to treat various brain health diseases and disorders, and solid forms of zuranolone;
•
Issued patents covering the composition of matter for SAGE-324 in Europe and Japan, expiring in May 2035, and U.S. and foreign patent applications covering SAGE-324, SAGE-319, and many other modulators of the GABAA receptor and uses of these compounds to treat various brain health diseases and disorders;
•
Two issued U.S. patents covering composition of matter and method of use of SAGE-689 which expire in December 2033, and U.S. and foreign patent applications covering SAGE-689 and uses of SAGE-689 to treat various brain health diseases and disorders. These patents and patent applications are co-owned with Washington University, and Sage has an exclusive license to Washington University’s rights in these patents and patent applications; and
•
U.S. and foreign patents and patent applications covering dalzanemdor (SAGE-718) and many other modulators of the NMDA receptor, and uses of these compounds to treat various brain health diseases and disorders.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. ZURZUVAE and ZULRESSO both compete with the current standard of care for PPD which commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as SSRIs and SNRIs. We expect that the commercial availability of ZURZUVAE will further limit our commercial opportunity for ZULRESSO. In addition, ZULRESSO and ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences.

If approved in the future for the treatment of MDD, zuranolone may also face competition as patients with MDD are typically treated with a variety of low-cost antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. Zuranolone, if approved in the future for the treatment of MDD, may also face competition from AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion approved for the treatment of MDD in adults and esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which has been approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., which received FDA approval of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with

CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. for the treatment of epilepsy and panic disorder.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development for essential tremor. If successfully developed and approved as a treatment for essential tremor, SAGE-324 will face competition from current first-line treatments which include β-adrenergic blocker propranolol and anticonvulsant primidone. Other companies are also developing potential treatments for essential tremor, including a Phase 3 T-type calcium channel modulator being developed by Praxis Precision Medicines, Inc. and a T-type calcium channel modulator that Jazz Pharmaceuticals, Inc. is currently evaluating in Phase 2b development.

Dalzanemdor (SAGE-718) is an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. A number of other companies are working to develop products to treat Huntington’s disease. In addition, several companies have developed or are developing products for the treatment of Parkinson’s disease and Alzheimer’s disease.

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

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

•
Completion of extensive non-clinical studies and testing, including non-clinical laboratory tests, animal studies and formulation studies, in accordance with applicable regulations, including the FDA’s current Good Laboratory Practice, or GLP, regulations;
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
•
Submission to the FDA of an NDA for marketing approval of the new drug;
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

The data required to support an NDA are generated in two distinct development stages: non-clinical and clinical. For new chemical entities, the non-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which are typically intended to support subsequent clinical testing. Non-clinical tests include laboratory evaluations of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the non-clinical tests must comply with federal laws and regulations, including, for animal studies, the Animal Welfare Act and GLPs. The sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. These studies are typically referred to as IND-enabling studies.

An IND is a request for authorization from the FDA to administer an investigational drug product to humans in the context of a clinical study. An IND must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocols for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including whether subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development generally involves the administration of the drug candidate to healthy volunteers and then to patients with the disease or condition being studied under the supervision of qualified investigators, which generally are physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. GCPs include the requirement that all research subjects provide their informed consent for their participation in any given clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and monitors the clinical trial until completed. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. If a foreign clinical trial is not conducted under an IND, the FDA will accept the study as support for an NDA so long as the clinical trial is well-designed and well-conducted, conducted in compliance with GCPs, including review and approval by an independent ethics committee and compliance with informed consent principles, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

Clinical Trials

Clinical trials are generally conducted in three phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and the early safety profile of the drug.
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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional information from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval for an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, any clinically important increased rates of serious suspected adverse events compared to those listed in the protocol or investigator brochure, or findings from other studies or from animal or in vitro testing that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. Success in one phase does not mean that the results will be observed in subsequent phases. Each phase may involve multiple studies. If concerns arise about the safety of the product candidate, the FDA or other regulatory authorities can stop clinical trials by placing them on a “clinical hold” pending receipt of additional data, which can result in a delay or termination of a clinical development program. The sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

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

Sponsors of certain clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential enforcement, including warnings and civil monetary penalties of up to $10,000 for each day the violation continues.

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

NDA and FDA Review Process

The results of non-clinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

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

Under The Prescription Drug Fee User Act, or PDUFA, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2024, the user fee for an application requiring clinical data, such as an NDA, is approximately $4.05 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.4 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

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

The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For example, the advisory committee may recommend or the FDA may determine that a REMS program is necessary to ensure safe use of the product. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S., if there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for that disease or condition will be recovered from sales of the product. If orphan product designation is sought, it must be requested before submitting an NDA for the drug for the proposed rare disease or condition. If the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan product designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other sponsors’ applications to market the same drug for the indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products. A sponsor of a product application that has received an orphan drug designation may also be granted tax incentives for clinical research undertaken to support the application. In addition, the FDA may coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population.

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan drug status in the EU has similar, but not identical, benefits. In the EU, orphan medicinal products enjoy ten years of orphan market exclusivity. In April 2023, the European Commission published a proposal to reform EU pharmaceutical law. This proposal intends to change the legislation regarding orphan medicinal products and will shorten the orphan market exclusivity period. However, the legislative process for this reform is expected to take several years. It is therefore currently uncertain if the proposal will be adopted in its current form, with the proposed modification of orphan market exclusivity, and it is uncertain if and when the revised legislation would enter into force.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition”

and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the specifically designated “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Expedited Development and Review Programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs that are intended to treat serious or life-threatening conditions and/or demonstrate the potential to address unmet medical needs for the condition and/or, if approved, would provide meaningful therapeutic benefit over existing treatments. Fast Track designation and Breakthrough Therapy designation are two of these programs and apply to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug as a Fast Track product at any time during the development of the product and may request the FDA to designate the drug as a Breakthrough Therapy based on preliminary clinical evidence that meets the criteria outlined in the FDA’s programs. Under the Fast Track or Breakthrough Therapy expedited programs, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

With passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require the sponsor to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of an NDA, if the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies, along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP. The FDA may send a non-compliance letter to sponsors who have failed to submit their required pediatric assessments and have failed to seek or obtain a deferral, deferral extension or waiver, or have failed to request approval for a required pediatric formulation.

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

Although physicians may legally prescribe available drugs for off-label uses, manufacturers may not market or promote such off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing or discussing certain scientific or medical journal information. For example, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval.

Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, if applicable, and the Drug Supply Chain Security Act.

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

Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the other divisions of the Department of Health and Human Services, or HHS; the U.S. Department of Justice; the DEA; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety and Health Administration; the Environmental Protection Agency; and state and local governments.

In the U.S., a drug product approved by the FDA may also be subject to regulation under the CSA as a controlled substance. The CSA is administered by the DEA and establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances. The CSA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. FDA approved pharmaceutical products may be listed in Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse. For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the DEA receives notice from HHS that the FDA has approved the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from HHS, after it has been completed by the FDA. Following recommendation by the FDA, each of zuranolone and brexanolone received a Schedule IV classification from the DEA.

In the U.S., arrangements and interactions with health care professionals, third-party payors, patients and others expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved products and any future products that may obtain marketing approval. In the U.S., federal and state health care laws and regulations that may affect our operations include:

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

•
The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members.

•
Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. We are also subject to other state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, or the testing phase, plus the time between the submission date of an NDA and the approval of that application, or the approval phase. This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then owned or licensed patents, if any, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines, to fail to apply prior to expiration of relevant patents or otherwise to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our ability to generate revenues could be materially adversely affected.

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a drug product that contains an active moiety that has been previously approved, if the application contains reports of new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant and that are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages or strengths of an existing drug). Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. We have obtained five-year NCE exclusivity for brexanolone, and plan to seek NCE exclusivity for our current and future product candidates, if eligible.

European Union Drug Development

In the European Economic Area, or EEA, our future products may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities in the EU has been obtained.

Similar to the U.S., the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is often not uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. Under the regime of the Clinical Trials Directive, before a clinical trial can be initiated, it must be approved in each EU Member State where there is a site at which the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more ethics committees. Under the regime of the Clinical Trials Directive, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ethics committees of the Member State where they occurred.

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

European Union Drug Review and Approval and Post-marketing Requirements

In the EEA, medicinal products can only be commercialized after a related marketing authorization has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all EEA countries.

The United Kingdom, or UK, withdrew from the EU on January 31, 2020, commonly referred to as Brexit. Marketing authorizations granted through the EU centralized procedure continue to be valid in Northern Ireland by virtue of the Northern Ireland Protocol, but such EU marketing authorizations are not valid in the rest of the UK (England, Wales and Scotland, or collectively Great Britain). EU marketing authorizations existing as at the end of the Brexit transition period on December 31, 2020 were automatically converted into Great Britain marketing authorizations as of January 1, 2021. Until the end of 2023, a marketing authorization for Great Britain can be applied for on an expedited timetable through the UK European Commission Decision Reliance Procedure, after having received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use. It is not yet known whether the UK European Commission Decision Reliance Procedure will remain available after 2023. A Great Britain marketing authorization can alternatively be applied for separately through the standard national level procedure.

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

European Union Regulatory Data Exclusivity

In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The concept of global marketing authorization prevents the same marketing authorization holder or members of the same group, or companies that have concluded tacit or explicit agreements concerning the marketing of the same medicinal product, from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. In April 2023, the European Commission published a proposal to reform the current European pharmaceutical legislative framework with a new Directive and Regulation to reduce the regulatory data protection period. If adopted, the baseline of 8 years of data protection will be reduced to 6 years. The legislative process for this reform is expected to take several years. It is currently uncertain if the proposal will be adopted in its current form, with the modification of regulatory data protection, and it is uncertain if and when the revised legislation would enter into force.

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

In addition, grant of orphan designation by the European Commission also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process. In April 2023, the European Commission published a proposal to reform EU pharmaceutical law regarding orphan medicinal products that, if adopted in its current form, would shorten the orphan market exclusivity period from ten years to nine years.

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate, including the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation, or GDPR, imposes strict obligations and restrictions on the processing of personal data, including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates (where applicable), the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area and/or the UK to other countries, including the U.S., security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. Obligations also include the need to conclude arrangements with clinical trials sites concerning data processing activities. Data protection authorities from the different EU Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that operate alongside the GDPR, as set out under applicable local data protection laws. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State and/or UK local law may result in fines, amongst other actions, such as notices requiring compliance within a certain timeframe. Further, the UK government may amend and/or update UK data protection laws, which may result in changes to our business operations and potentially cause us to incur additional costs.

In addition, the GDPR restricts the ability of companies to transfer personal data from the EEA, including the EU, UK, and Switzerland, to the U.S. and other countries (except those deemed to be adequate by the European Commission and/or UK Secretary of State, as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. In June 2021, the European Commission issued modernized standard contractual clauses under the GDPR for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). These modernized standard contractual clauses replace the three sets of standard contractual clauses that were adopted under the previous EU Data Protection Directive 95/46. In October 2022, President Biden issued an executive order to implement EU-U.S. data privacy safeguards. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The adequacy decision concludes that the U.S. ensures an adequate level of protection, compared to that of the EU for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decision on the EU-U.S. Data Privacy Framework covers data transfers from any public or private entity in the EEA to U.S. companies participating in the EU-U.S. Data Privacy Framework. With the adoption of the adequacy decision, EU entities are able to transfer personal data to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards.

In addition, the privacy and data security landscape in the EU continues to remain in flux. Brexit has created uncertainty with regard to future data protection regulation in the UK. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection.

Regulation in the Rest of the World

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

The pricing and reimbursement environment for our products may change in the future and become more challenging due to state and federal healthcare reform measures. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017 included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic). In December 2021, President Biden signed a law that provided for 1% Medicare sequestration in the second quarter of 2022 and the full 2% sequestration thereafter until 2030.This sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Further, the Inflation Reduction Act of 2022, or IRA, among other things, established a Medicare Part B inflation rebate scheme, under which, generally manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our product candidates, if successfully developed and approved. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our product candidates.

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

Pharmaceutical Pricing and Reimbursement

Sales of ZURZUVAE, ZULRESSO, and any product candidates we successfully develop in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product or to manage utilization by, for example, requiring prior authorization, could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the U.S., healthcare providers are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. No uniform policy of coverage and reimbursement for drug products exists. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be set because the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for determining the reimbursement amount for the drug product. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will each be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Where our average manufacturer price increases faster than the pace of inflation, we may be subject to an additional rebate in the amount that our average manufacturer price has exceeded the pace of inflation. As of January 1, 2024, there is no longer a cap on the rebate amount, and our rebate liability could increase accordingly.

The ACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Our failure to comply with these price reporting and rebate payment options, as well as pharmaceutical benefit manager “accumulator” programs, could negatively impact our financial results.

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

Federal law also requires all manufacturers to report the average sales price for drugs payable under the Medicare Part B program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by

CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125% of the refund amount.

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

Further, the IRA establishes Medicare Part B and Part D inflation rebate schemes (the first Part B inflation rebate period was in first quarter 2023; the first Part D inflation rebate period was in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.

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

General Information. As of February 7, 2024, we employed 487 full-time employees, including 238 in research and development and 249 in selling, general and administrative and no part-time employees. Approximately 25 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Our commitment to diversity, equity, and inclusion is a core focus of our leadership team: six of our eleven leadership team members are women and/or from diverse racial and ethnic groups. As of year-end 2023, approximately 63% of our U.S. workforce identified as female and 31% identified as racially or ethnically diverse.

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

Our business currently depends heavily on our ability, along with our collaboration partner, Biogen, to successfully commercialize ZURZUVAE in the U.S. as a treatment for women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023. ZURZUVAE is the first oral treatment specifically indicated for PPD. We may never be able to successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. ZURZUVAE may not achieve broad market acceptance from healthcare professionals treating women with PPD. Healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or may only consider prescribing ZURZUVAE for women with severe PPD. For example, in its Practice Advisory related to use of ZURZUVAE for the treatment of PPD, the American College of Obstetricians and Gynecologists (ACOG) characterizes ZURZUVAE as a treatment option for severe PPD that had onset within the third trimester of pregnancy or within 4 weeks postpartum. ZURZUVAE may also not achieve broad market acceptance from women with PPD who may decide that they do not want to be treated with ZURZUVAE out of concerns about the safety and tolerability profile of ZURZUVAE or use while breastfeeding. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the once-daily 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions that may cause a woman with PPD not to consider ZURZUVAE as a treatment option. ZURZUVAE may also not achieve broad market acceptance for the treatment of women with PPD if payers are not willing to provide reimbursement for the treatment or impose significant restrictions on reimbursement. Payers may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, limiting reimbursement to women with severe PPD, requiring prior consultation with a psychiatrist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. In addition, even if a healthcare professional writes a prescription for ZURZUVAE for the treatment of a women with PPD, the prescription may not result in product being shipped to a patient and a patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process of obtaining a prescription through the specialty pharmacy too slow or complicated. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve success. ZURZUVAE may also not achieve the clinical benefit we expect in women with PPD. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter other market-related issues, including as a result of the price we charge, in the commercialization of ZURZUVAE for the treatment of women with PPD. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or may not be able or willing to scale our resources at the right time or at an effective level. Even if we are successful in commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from ZURZUVAE for the treatment of women with PPD will be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop, gain regulatory approval of and commercialize our current and future product candidates. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our product candidates, on the timelines we expect or at all, or that the results of our clinical trials or other activities under our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance such product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our such product candidates, if approved.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current and future product candidates. Drug development and obtaining regulatory approval for a product involves a long, expensive and uncertain process, involving a high degree of risk.

Before obtaining regulatory approvals for the commercial sale of any product candidate, non-clinical studies and clinical trials must demonstrate that the product candidate is safe and effective for use in each target indication. We or our collaborators, as applicable, may not be able to demonstrate the efficacy and safety of any of our current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Success in non-clinical studies or in earlier clinical trials or interim results of clinical trials may not be repeated or observed in ongoing, future or completed studies or trials involving the same compound or other product candidates. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results. We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in our ongoing dose-ranging study of SAGE-324, the KINETIC 2 Study, we are evaluating multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. The FDA or other regulatory agencies may not agree with our interpretation of the results of clinical trials or non-clinical studies. Other decisions or actions of the FDA or other regulatory agencies may affect our plans, progress, results, timing or next steps. For example, we received a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of MDD. The FDA has taken the position that one or more additional clinical trials of zuranolone are required to support approval in MDD. We may never conduct additional trials or obtain regulatory approval of zuranolone for the treatment of MDD. Even if we conduct additional trials in MDD, there is no guarantee that the design and results of any additional clinical trials we conduct will be sufficient to obtain such regulatory approval. Even if we receive regulatory approval of zuranolone for the treatment of MDD, our commercialization efforts with respect to zuranolone for the treatment of MDD may not be successful.

Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses, or could lead to different results than achieved with the earlier formulation or processes. We or our collaborators may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We or our collaborators may experience slower than expected activation of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small, enrollment criteria are more selective than historically used, there are existing therapies, where other companies are running large clinical trials, or where relevant clinical sites or our vendors are experiencing healthcare staffing shortages or significant turnover. There is also the potential for slower than expected clinical site initiation, problems with the conduct of a study at one or more sites, delays or problems in analyzing data, the potential need for additional analysis or data or the need to enroll additional patients, the negative impact of feedback from the FDA or other regulatory authorities on trial design or analysis of results, the need to make protocol amendments or other unexpected issues, such as adverse events, in any of our clinical trials. These types of delays or issues could lead to delays in the completion of a trial and announcement of results or impact the results of our trials.

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

We or our clinical sites may in the future implement measures to help minimize the number of visits a clinical trial participant is required to make to a site in response to certain events, including by limiting or modifying clinical trial procedures and visits for data collection, or clinical sites may impose other restrictions or limitations on key clinical trial activities such as restrictions related to monitoring of the sites by clinical research organizations. Limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from institutional review boards; negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints; or impact the timing of availability of results.

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

Even if we or one of our collaborators gains approval of any of our current or future product candidates, we and our collaborator may never be able to successfully commercialize such new product in the approved indications or meet our expectations with respect to timing and revenues or profits from sales of such product.

We may never be able to generate meaningful revenues from sales of ZULRESSO® (brexanolone) CIV injection at levels or on timing necessary to support our investment and goals.

Our product ZULRESSO is approved in the U.S. as a treatment for PPD in individuals 15 years old and older. ZULRESSO was first made commercially available in the U.S. in June 2019. Our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and, historically, by the impacts of the COVID-19 pandemic. Some or all of these factors are expected to continue to impact revenues negatively in the future.

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

Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect that the commercial availability of ZURZUVAE for women with PPD, our limited commercial efforts for ZULRESSO, and barriers to treatment with ZULRESSO will continue to substantially limit the revenue opportunity for ZULRESSO and the number of healthcare settings that are or become treatment sites for ZULRESSO. We may also find that certain healthcare settings that have in the past been active treatment sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons, including staffing shortages, or as a result of the commercial availability of ZURZUVAE as an oral 14-day treatment option for women with PPD.

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
•
In light of the commercial availability of ZURZUVAE as an oral treatment option for women with PPD, healthcare settings may be less likely to complete the complex and time-consuming actions required to become infusion-ready, and those healthcare settings that have in the past been active treatment sites may not be willing to remain infusion-ready.
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

Any of these issues could continue to impair our ability to generate revenues or could impair our ability to meet our expectations with respect to the amount or timing of revenues. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our efforts. There is no guarantee that we will be successful in our commercialization efforts with respect to ZULRESSO, or that we will be able to generate meaningful revenues or revenues at the levels or on the timing necessary to support our investment and goals.

ZURZUVAE, ZULRESSO, our current products if approved in additional indications, our current or future product candidates, and any future products, if successfully developed and approved, may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS; or result in other negative consequences.

We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development of our product candidates, as part of an expanded access program, if initiated for any of our products or product candidates, in commercial use or in post-approval studies of any approved product. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZURZUVAE, ZULRESSO, any other current or future product candidates, or any future products, if successfully developed and approved, may only be uncovered, or the frequency or severity identified, with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects, or increased severity or frequency of know side effects, caused by ZURZUVAE, ZULRESSO, any current product if approved in additional indication(s), any other existing or future product candidate, or any future approved product:

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
•
our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, could substantially increase the risks to our business, including the risks and costs of developing our product candidates or commercializing our products, and could significantly adversely impact our ability and that of our collaborators to successfully develop, gain regulatory approval for, and commercialize our current product candidates or future products and generate revenues at the levels we expect, or at all.

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for product candidates and successfully market approved products. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO and ZURZUVAE. For ZURZUVAE, the FDA is requiring two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. The FDA recommended scheduling with respect to both ZURZUVAE (zuranolone) and ZULRESSO (brexanolone), and both received a Schedule IV classification from the DEA. The FDA may recommend scheduling with respect to any of our current or future product candidates, if approved. In such event, as was the case with ZURZUVAE and ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved.

We may seek priority review of future NDA submissions with the FDA, if our development efforts with respect to any of our product candidates are successful, but the FDA may not grant such priority review. Even if the FDA grants priority review for an NDA, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times in recent history and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Fast Track and Breakthrough Therapy designations from the FDA, PRIority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, ILAP designation from the MHRA in the United Kingdom, or similar designations in other countries or regions do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD after previously granting both Fast Track and Breakthrough Therapy designations to zuranolone for MDD. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs. For example, in November 2023, the FDA rescinded Breakthrough Therapy Designation for zuranolone for the treatment of MDD.

The number of people with the diseases and disorders for which our products are indicated and for which our product candidates are targeted may be smaller than we expect or our other assumptions with respect to the potential markets for our products and product candidates may not be correct and the markets may be significantly smaller than we expect.

There is no precise method of establishing in any geography over any period of time the actual number of patients with the diseases and disorders for which our products are indicated and our product candidates are targeted. With respect to any indications for which we have developed, are developing, or plan to develop products and product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases and include women who have symptoms of PPD but have not been formally diagnosed with PPD or may not meet all of the diagnostic criteria. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of inadequate screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of women with PPD or any other indication for which we are pursuing or may elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or prescribed to and used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the potential markets for ZURZUVAE and ZULRESSO for the treatment of women with PPD and for our other current and future product candidates in the indications we are or may pursue may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we or our collaborators may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. We or our collaborators may find that our ongoing or future clinical trials of dalzanemdor (SAGE-718), SAGE-324 or any of our other current or future product candidates may fail to meet their primary endpoints. Similarly, interim results from non-clinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger, longer or more complex later stage trials. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we or our collaborators fail to produce positive results in our ongoing and planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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
•
delay or inability to satisfy the requirements for clinical trials conducted in the European Union, or EU, if applicable, pursuant to Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation;
•
negative or inconclusive results from our ongoing non-clinical studies or clinical trials;
•
challenges in identifying, recruiting, enrolling and retaining patients to participate in clinical trials;
•
challenges in qualifying and activating clinical trial sites, including due to capacity and resource constraints and attrition at sites, and potential delays at clinical trial sites;
•
general political and economic conditions, including as a result of future pandemics or other global health crises or bank failures;
•
delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, or failures or problems by CROs or clinical trial sites in executing their activities under such agreements;
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
•
delays in validating endpoints utilized in a clinical trial or the impact of changes in trial design or analysis plans;
•
the FDA or applicable regulatory authorities outside the U.S. disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials or delays caused by the need or desire for engagement with the FDA or applicable regulatory authorities; and
•
reports from non-clinical or clinical testing of other therapies that raise safety or efficacy concerns.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities, the IRB or ethics committees at the sites where the IRBs or ethics committees are overseeing a clinical trial, or recommended for termination or suspension by a data and safety monitoring board overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

Additionally, changes in regulatory requirements, guidance or unanticipated events during our non-clinical studies and clinical trials or other reasons may cause us or our collaborators to amend non-clinical studies and clinical trial protocols or the applicable regulatory authorities may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to clinical trial protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. If we or our collaborators experience delays completing, or if we or our collaborators terminate, any of our non-clinical studies or clinical trials, or if we or our collaborators are required to conduct additional non-clinical studies or clinical trials, the development pathway, and ultimately the commercial prospects, for our product candidates may be harmed and our ability to generate product revenue from resulting products, if any, will be delayed.

Finally, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

We or our collaborators may never seek or receive regulatory approval to market any of our products or product candidates outside of the U.S., or receive pricing and reimbursement outside the U.S. at acceptable levels.

We or our collaborators may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region. In order to market any product outside of the U.S., we or our collaborators must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data, and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. Even if we or our collaborators generate the data and information which we or our collaborators believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we or our collaborators did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

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

We do not currently have, nor do we plan to acquire or develop, the infrastructure or capability internally to manufacture supplies of ZURZUVAE or of ZULRESSO for commercial use, including if we eventually obtain regulatory approvals in additional indications, or any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We rely on our contract manufacturers to manufacture sufficient quantities of ZURZUVAE active drug substance, finished drug product and packaged and labeled product. We also rely on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO. We also rely on our contract manufacturers to manufacture sufficient quantities of our product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful.

We expect our contract manufacturers to comply with current Good Manufacturing Practices, or cGMPs, in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. Contract manufacturers are subject to inspections by the FDA. If the FDA were to identify deficiencies in connection with the inspections of our contract manufacturers for our products or any of our product candidates, the FDA could issue a Form 483 documenting these deficiencies and require that we provide and comply with a corrective action plan, which could impact our ability to supply product or any of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products.

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

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product, and we intend to enter into a long-term supply agreement at the appropriate time with at least one of our contract manufacturing organizations, or CMOs, for ZURZUVAE drug substance. We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZURZUVAE and ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or dalzanemdor (SAGE-718). Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by master service and quality agreements.

If our existing CMOs for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of ZURZUVAE and ZULRESSO and of any future products that may be approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product, including ZURZUVAE and ZULRESSO, or successfully complete development of our current or future product candidates.

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

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage for any of our products, including ZURZUVAE, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet severity or other criteria more restrictive than the approved label for our product, or requiring other onerous and time-consuming forms of utilization management, such as prior authorization procedures, or they may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is significant uncertainty related to third-party payor coverage and reimbursement of ZURZUVAE, given the early phase of its commercialization, or any of our product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for ZURZUVAE for the treatment of women with PPD, and any other approved products that we develop could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to realize a sufficient return on our investment, including as a result of restrictions on the type of coverage that is achieved or because we are unable to establish or maintain sufficient pricing.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate, directly or indirectly, that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We cannot be sure that adequate coverage or reimbursement will be available for ZURZUVAE, ZULRESSO or any product candidate that we or our collaborators may successfully develop and commercialize or that coverage will be available on reasonable terms.

Market acceptance for any of our marketed products and product candidates that we successfully develop will depend on a number of factors, including, among others:

•
the efficacy and safety of our products as demonstrated in clinical trials or in real world use;
•
the potential and perceived advantages and limitations of our products over current or future alternative treatment options, including in the case of ZURZUVAE and ZULRESSO for the treatment of women with PPD, the availability of lower cost antidepressants;
•
the incidence and severity of any side effects of the products;
•
limitations or warnings contained in the labeling approved for our products by the FDA or other applicable regulatory authorities, such as the boxed warning for ZURZUVAE related to driving impairment and other warnings, precautions and risks identified in the label;
•
the clinical indications and size of patient populations for which our products are approved;
•
the convenience, benefit, ease and availability of alternative treatments already approved or expected to be commercially launched in the near future;
•
the willingness of the target patient population to try new therapies and of healthcare providers to prescribe these therapies, and our ability to increase awareness of our approved products through marketing efforts;
•
the strength and effectiveness of our sales, marketing and distribution strategies and support or that of our collaborators;
•
publicity concerning our products or competing products and treatments;
•
pricing and cost effectiveness; or
•
the availability of sufficient third-party coverage or reimbursement, the nature and complexity of restrictions on coverage, and the willingness of patients to pay out-of-pocket in the absence of such coverage or reimbursement.

Our efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including ZURZUVAE for the treatment of women with PPD, may require significant resources and may never be successful. If ZURZUVAE, or any of our other current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, does not achieve an adequate level of acceptance by patients, healthcare providers, and payors, or reimbursement at reasonable levels and without significant or complex restrictions, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

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

As was the case with zuranolone and brexanolone, the FDA may recommend controlled substance scheduling for our current or future product candidates. If products are determined to be controlled substances, the manufacturing, shipping, storing, selling and using of the products will be subject to an additional regulation. Distribution, prescribing and dispensing of these drugs are also regulated. Because of their restrictive nature, these laws and regulations could limit commercialization of our product candidates containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. ZURZUVAE (zuranolone) and ZULRESSO (brexanolone) are currently regulated as a Schedule IV controlled substances. Other Schedule IV controlled substances include sedative hypnotics such as benzodiazepines.

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

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ZURZUVAE, ZULRESSO, or any of our other current or future product candidates, if successfully developed and approved.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. ZURZUVAE and ZULRESSO both compete with the current standard of care for PPD which commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. We expect that the commercial availability of ZURZUVAE will further limit our commercial opportunity for ZULRESSO. In addition, ZULRESSO and ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences.

If approved in the future for the treatment of MDD, zuranolone may also face competition as patients with MDD are typically treated with a variety of low-cost antidepressant medications, including SSRIs, SNRIs and atypical antipsychotics. Zuranolone, if approved in the future for the treatment of MDD, may also face competition from AXS-05, a combination formulation of an NMDA receptor antagonist, dextromethorphan, with bupropion approved for the treatment of MDD in adults and esketamine, which is approved for the treatment of treatment-resistant depression and depressive symptoms in adults with MDD with acute suicidal ideation or behavior, and from cariprazine, which has been approved for the adjunctive treatment of MDD in patients who are receiving ongoing antidepressant therapy. A number of other companies are developing product candidates intended for the treatment of MDD.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., which received FDA approval of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. for the treatment of epilepsy and panic disorder.

SAGE-324, a novel GABAA receptor positive allosteric modulator, is in Phase 2 development for essential tremor. If successfully developed and approved as a treatment for essential tremor, SAGE-324 will face competition from current first-line treatments which include β-adrenergic blocker propranolol and anticonvulsant primidone. Other companies are also developing potential treatments for essential tremor, including a Phase 3 T-type calcium channel modulator being developed by Praxis Precision Medicines, Inc. and a T-type calcium channel modulator that Jazz Pharmaceuticals, Inc. is currently evaluating in Phase 2b development.

Dalzanemdor (SAGE-718) is an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease. A number of other companies are working to develop products to treat Huntington’s disease. In addition, several companies have developed or are developing products for the treatment of Parkinson’s disease and Alzheimer’s disease.

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including regulatory, development or commercialization strategy or appropriate spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected and we may be subject to delays, disputes, or litigation if we and any of our collaborators disagree significantly, if any of our collaborators fails to perform its obligations or terminates our collaboration in whole or in part, or if we are not able to establish future collaborations that we believe to be important to our business on commercially reasonable terms.

Our drug development programs, the commercialization of ZURZUVAE for the treatment of women with PPD, and any potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates in some or all markets.

We and our collaboration partner Biogen achieved regulatory approval in the U.S. of ZURZUVAE for the treatment of adults with PPD, and have launched ZURZUVAE for that indication. Our collaboration with Biogen may not lead to successful commercialization of ZURZUVAE in the U.S. Our existing and future collaborations, if any, may also not lead to the successful development and commercialization of ZURZUVAE in other indications or territories or of any other products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. The efforts under our existing collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Although we may become eligible to earn certain milestone payments in connection with our collaborations, we may never meet such milestones or actually receive such milestone payments.

In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development of our product candidates or commercialization of approved products. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs or commercialization of an approved product, and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels or regulatory, development or commercialization strategy, which could hamper our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions for certain products in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts or commercialization globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

The success of our business depends upon our and our collaborators’ ability not only to successfully commercialize existing approved products but also to develop, gain approval of and commercialize products based on our current product candidates and to generate new compounds for development in the future and to successfully complete the non-clinical work necessary to file INDs to pursue clinical development of such new compounds. Our research programs may fail to generate new compounds that meet the standards for non-clinical development. Even if we are successful in generating such compounds, we may not be able to produce the non-clinical and other data necessary to support IND applications for clinical development, in each case in the number or at the rate we expect or at all for a number of reasons. For example, we may not be able to identify a sufficient number of new targets in areas of interest to us. Our research methodology may be unsuccessful in generating a sufficient number of new compounds appropriate for non-clinical testing in the target areas we identify. Even if we generate new compounds in areas of interest to us, we may determine that those compounds are not appropriate for non-clinical development, or we may generate data in non-clinical development that do not support IND filings for clinical development. We may not have, or devote, sufficient technical, financial, and human resources to our research efforts at the various stages needed to identify targets, generate compounds, conduct non-clinical studies and prepare INDs. Additional potential product candidates may be shown to have harmful side effects or may not have a positive risk/benefit profile or may have other characteristics that may make the product candidates not appropriate for further development or unlikely to receive marketing approval. Further, even if we generate new compounds in areas of interest, we may determine that those compounds are not worth pursuing for strategic reasons, including new legislation that may impact the viability of commercializing such compounds, if approved.

Because we have limited financial and management resources, we focus on a limited number of clinical and research programs and product candidates and are currently focused on certain brain health disorders. As a result, we may forego or delay pursuit of opportunities with certain product candidates or for other indications that later prove to have greater commercial potential. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful and may not yield any commercially viable drugs. Our resource allocation decisions may cause us to fail to capitalize on other viable opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain such sole development and commercialization rights. If any of these events occur, it may have a material adverse effect on our business.

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
•
form relationships with other entities, some of which may be our competitors; or
•
be impacted by changes to the macroeconomic and geopolitical environment or disruptions arising from pandemics or other global heath crises, and the downstream effects of these changes or disruptions.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. If we or our CROs or contract manufacturers fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we are unable to rely on clinical data collected, we may be required to repeat clinical trials or extend the duration of, or increase the size of our clinical trials or we may not be able to rely on the results of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures. In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZULRESSO and ZURZUVAE, if successfully commercialized, could be delayed.

Our future success depends on our ability to attract, retain and motivate qualified personnel.

To accomplish our objectives, we require a strong management team with expertise in research and development, clinical development and commercialization. Although we have entered into employment agreements with each of our executive officers, each of them is employed “at will” and may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in commercializing approved products or in conducting clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified personnel. If we are unable to continue to attract and retain high quality personnel, our development efforts, commercialization activities, business, financial condition, results of operations and growth prospects could be adversely affected.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The sale of ZURZUVAE, ZULRESSO, and any future approved products and the use of our product candidates in clinical trials will expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others using, prescribing, selling or otherwise coming into contact with our products and product candidates. For example, we may be sued if any product or product candidate allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

The Medicaid Drug Rebate Program, which we participate in, and other governmental programs impose obligations to report pricing figures to the federal government, require us to pay rebates and participate in discount programs. Other programs impose limits on the price we or our collaborators are permitted to charge certain entities for ZURZUVAE, ZULRESSO, or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZURZUVAE, ZULRESSO, or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The Patient Protection and Affordable Care Act, as amended, referred to herein as the ACA, and regulations promulgated thereunder could affect our obligations in ways we cannot anticipate.

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

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZURZUVAE and ZULRESSO, and will play a similar role with respect to any of our current or future product candidates, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZURZUVAE or ZULRESSO or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. Pharmaceutical companies have faced enforcement actions under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product, among other activities. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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
•
The federal transparency requirements, sometimes referred to as the “Sunshine Act”, under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to physician payments and other transfers of value made to physicians, certain non-physician providers, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

We plan to enroll subjects in our ongoing or future clinical trials in the EU or other countries. When we do so, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities, including processing of personal data originating from the EU. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged. The exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the UK. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

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

The FDA and other regulatory and enforcement agencies strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of unapproved, or “off-label” uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZURZUVAE, ZULRESSO, or any of our other products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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
•
we will be able to generate significant revenue from sales of ZURZUVAE, ZULRESSO, or any of our product candidates, if successfully developed and approved, before our relevant patents expire;
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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZURZUVAE, ZULRESSO, and our product candidates.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties. The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our products or product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop our current product candidates and commercialize ZURZUVAE, ZULRESSO, and any future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product or product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

If we do not obtain new chemical entity or other types of marketing and data exclusivity for our product candidates and if we do not obtain additional protection under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, and similar foreign legislation by extending the patent terms of our product candidates, our business may be materially harmed.

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we sell or may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone and zuranolone and plan to seek NCE exclusivity for our current and future product candidates. There is no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient for our business. The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration in the future under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our business, financial condition or results of operations could be adversely affected.

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

Under the CREATES Act, legislation intended to facilitate the development of generic and biosimilar products, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. Increased risk of generic competition with ZURZUVAE, ZULRESSO, and any of our product candidates, if approved, including as a result of the CREATES Act, could impact our ability to maximize product revenue.

In addition, members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs. Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance. Such legislation, if passed into law, could adversely affect ZURZUVAE, ZULRESSO, or any future products or result in earlier entry into the market of generic versions of our drugs.

Risks Related to our Industry

Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations.

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from ZURZUVAE, ZULRESSO, or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, provided a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (subsequently modified by the Inflation Reduction Act of 2022, or IRA, as discussed below).

The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare sequester reductions were reduced and suspended, with the current 2% rate of sequestration resuming in July 2022. The rate of sequestration is currently set at 2%, will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017 included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our product candidates, if approved.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for certain outpatient prescription drug coverage, as well as Medicare Part B. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with negotiated prices subject to a cap and first set to take effect in 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (the first Part B inflation rebate period is in the first quarter of 2023; the first Part D inflation rebate period is the fourth quarter of 2022 through the third quarter of 2023); and replaces the Part D coverage gap discount program with a new Part D discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years of these programs. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program.

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

•
the demand for ZURZUVAE, ZULRESSO, or any of our product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the amount of taxes that we are required to pay; and
•
the availability of capital.

We expect that the measures discussed above, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZURZUVAE and ZULRESSO, successfully commercialize any other products if approved in the future, and achieve profitability.

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

We are a biopharmaceutical company with only two approved products, and only began generating revenue from product sales in the second quarter of 2019. Biopharmaceutical product development and commercialization are highly speculative undertakings and involve a substantial degree of risk.

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2023, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi. In addition, we achieved the milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. As of December 31, 2023, our cash, cash equivalents and marketable securities were $753.2 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $541.5 million for the year ended December 31, 2023, and our accumulated deficit was $2.6 billion as of December 31, 2023.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD and as we continue work to advance ongoing and future product candidates. These costs include the expenses associated with our sales and marketing activities; advancement of planned and ongoing clinical trials for dalzanemdor (SAGE-718) and SAGE-324; the cost of future clinical trials; outsourced manufacturing; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone for the treatment of MDD. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our product ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited, particularly in light of the commercial availability of ZURZUVAE. In addition, we generate revenue from sales of ZURZUVAE, which became commercially available in late 2023. We also achieved the milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. Our ability to generate significant product and collaboration revenues from our current products and any future approved product depends on a number of factors, including, but not limited to:

•
our ability to successfully commercialize, with Biogen, ZURZUVAE for the treatment of women with PPD in the U.S., including our ability to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors;
•
our ability to successfully complete all ongoing and future clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our current or future product candidates or for approved products in additional indications; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and
•
with respect to any product candidate potentially approved in the future or for any existing product approved in additional indications, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

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

We are currently commercializing ZURZUVAE and ZULRESSO for the treatment of women with PPD in the U.S., and are advancing our product candidates, including dalzanemdor (SAGE-718) and SAGE-324, through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. Our anticipated operating expenses include costs associated with sales and marketing activities; manufacturing; the costs of planned and ongoing clinical trials for dalzanemdor (SAGE-718) and SAGE-324; the cost of future clinical trials; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone for the treatment of MDD. We may seek additional capital in the future to fund operating needs. We may need to raise additional funds sooner than we currently expect if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2023, our cash, cash equivalents and marketable securities were $753.2 million. Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2023, along with the milestone payment received in January 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any milestone payments from collaborations in the remainder of 2024. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our August 2023 reorganization at the levels we expect. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund future development efforts for, obtain regulatory approval for, and to commercialize our product candidates, if approved. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, such as the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, our stock price is likely to decline, as it did after the issuance of the CRL for zuranolone for the treatment of MDD, which would make a future financing more difficult and potentially more dilutive to our existing stockholders. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions, including future banking crises, or pandemics and other health crises, may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the results of our commercialization efforts with respect to ZURZUVAE in the U.S. as a treatment for women with PPD, and our ability to attain commercial success;
•
plans for, progress of, timing of, changes to, delays in or results from clinical trials or non-clinical studies of any of our product candidates, including positive or negative key data from such studies or clinical trials, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;
•
the success or failure of any regulatory activities with respect to our other existing or future product candidates;
•
announcements of new products, technologies, commercial relationships, acquisitions, collaborations or other events by us or our competitors;
•
the success or failure of our therapies;
•
other developments with respect to our pipeline, including initiation of clinical trials of existing products in additional indications or key decisions of the FDA;
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
•
variations in our quarterly operating results, including as a result of events beyond our control, such as natural disasters, regional economic downturns, pandemics or other global health crises, social unrest, political instability, terrorism, or acts of war;
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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities. For example, the 6,241,473 shares of our common stock purchased by BIMA are no longer subject to contractually-agreed lockup periods and volume limitations, the last of which expired on December 31, 2023, and accordingly, BIMA is able to sell these shares without contractual limitations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As is the case for similar companies of our size and industry, we may be the target of cyberattacks and other cyber incidents and, therefore, cybersecurity is an important element of our overall enterprise risk management program. We have certain processes to systematically evaluate, identify, address, and manage cybersecurity risks, which are built into our overall risk management program and are designed to help safeguard our information assets and operational integrity from internal and external cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, response plans, and continuity exercises on our systems. We also routinely review our policies and procedures to identify risks and refine our practices. By prioritizing cyber risk comprehension and management, we aim to enhance business resiliency, protect information from unauthorized access or attacks, and secure our digital footprint.

We engage certain external parties, including cybersecurity and privacy firms, to enhance our cybersecurity oversight and risk reduction abilities. We also perform an annual cybersecurity assessment designed to help align our cybersecurity program with industry best practices. In addition, we regularly consult with industry groups, peer organizations, and external executives to assess the cybersecurity threat landscape throughout the year.

Our cybersecurity policies, standards, and procedures include cyber and data breach response plans benchmarked against multiple cybersecurity risk frameworks. Our incident response plan is designed to help coordinate the response to and recovery from cybersecurity incidents and includes processes to identify, investigate, triage, assess the severity of, escalate, contain, and remediate incidents and comply with applicable legal or regulatory obligations. We also regularly perform technical reviews of our systems to help secure our digital environment and confirm software patches are appropriately up-to-date.

To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we have implemented a third-party risk management program designed to help protect against information misuse and assess the information technology security measures of potential third parties and business partners. We perform a third-party risk assessment before starting a relationship with certain service providers and utilize a third-party risk intelligence program to monitor the activity of critical vendors following engagement. In addition, we maintain cyber insurance coverage as part of our overall risk mitigation strategy. This cyber insurance coverage may not be sufficient to cover against all claims.

We do not believe that there are currently any risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance

Our Audit Committee of the Board of Directors provides direct oversight over cybersecurity risk. Beginning in 2024, the Audit Committee receives annual updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents, if applicable.

We also have a cybersecurity steering committee responsible for assisting with our overall day-to-day cybersecurity responsibilities and implementing our cybersecurity programs. The cybersecurity steering committee is currently comprised of members of our digital and enterprise capabilities team and is chaired by our executive director of cybersecurity. Among other things, the cybersecurity steering committee:

•
reviews our internal controls to help protect our information assets;
•
assists with developing practices, procedures, and controls designed to identify, assess, and manage critical cybersecurity programs and risks; and
•
works to align our risk governance structure, including policies and procedures, with our business objectives.

The chair of the cybersecurity steering committee, our executive director of cybersecurity, has over 25 years of information technology industry experience including 20 years focused on cybersecurity, and master’s degrees in a cybersecurity discipline and in business administration, in addition to multiple certifications related to information technology and cybersecurity.

In addition, to help prevent and detect cybersecurity threats, we provide all employees, including part-time and temporary employees, with monthly cybersecurity and privacy training, which covers timely and relevant cybersecurity topics, including social engineering, phishing, password protection, confidential data protection, asset use, and mobile security.

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

In January 2024, we entered into a lease under which we will rent 30,567 square feet of office space in a multi-tenant building located in Cambridge, Massachusetts, or the New Lease. We intend to relocate our corporate headquarters to this location upon the expiration on August 31, 2024 of our current leases. The New Lease will commence on the later of (i) September 1, 2024 or (ii) the date on which certain improvements to the premises are, or are deemed to be, substantially completed. The New Lease has an initial term of sixty-six months, measured from the commencement date. We have the option to extend this lease one time for an additional five-year period, subject to the terms therein.

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

Stockholders

As of February 7, 2024, there were eight stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2019 through December 31, 2023, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2018 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

* $100 invested on December 31, 2018 in stock or index.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, for the year ended December 31, 2023, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Part I, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022, on pages 93 through 114, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 16, 2023.

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Alongside our postpartum depression commercial products, we are targeting diseases and disorders of the brain across our clinical development and earlier stage pipeline. Our focus as a company is on brain health, and we are currently targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders.

Our product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. as a treatment option for women with PPD in December 2023. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

ZURZUVAE (zuranolone) received a Schedule IV classification from the U.S. Drug Enforcement Administration, or DEA. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to CNS depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course.

We and Biogen are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. pursuant to the Biogen Collaboration Agreement. We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, if our ongoing and any future development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of patients with moderate to severe MDD in Japan.

On August 4, 2023, the FDA issued a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen are continuing to seek feedback from the FDA and evaluating next steps.

Our product ZULRESSO® (brexanolone) CIV injection is approved in the U.S. for the treatment of PPD in individuals 15 years old and older. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that, like zuranolone, acts as a positive allosteric modulator of GABAA receptors.

We also are developing a portfolio of other novel compounds that target GABAA receptors including SAGE-324, which is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We have completed enrollment of patients with essential tremor in a Phase 2b dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study, and expect to announce topline results from the KINETIC 2 Study in mid-2024. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and will initially be open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 also has potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is dalzanemdor (SAGE-718), an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

The FDA has granted dalzanemdor (SAGE-718) Fast Track designation as a potential treatment for patients with Huntington’s disease. In addition, in October 2023, the FDA granted Orphan Drug Designation to dalzanemdor (SAGE-718) for the potential treatment of Huntington’s disease. The European Medicines Agency previously granted Orphan Drug Designation to dalzanemdor (SAGE-718) for the potential treatment of Huntington’s disease in February 2023. Dalzanemdor (SAGE-718) has also been granted Innovative Licensing and Access Pathway (ILAP) designation from the Medicines & Healthcare products Regulatory Agency (MHRA) in the United Kingdom for the development of dalzanemdor (SAGE-718) for the treatment of cognitive impairment associated with Huntington’s disease. Dalzanemdor (SAGE-718) is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with Huntington’s disease cognitive impairment. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed dalzanemdor (SAGE-718) over three months. We expect to report topline data from the DIMENSION Study in late 2024.

•
SURVEYOR Study

In March 2022, we initiated the SURVEYOR Study, a placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with Huntington’s disease cognitive impairment, with a healthy volunteer component, with the goal of generating evidence linking efficacy signals on cognitive performance to domains of real-world functioning. We expect to report topline data from the SURVEYOR Study in mid-2024.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study to evaluate the long-term safety and tolerability of dalzanemdor (SAGE-718) in patients with Huntington’s disease cognitive impairment.

We are also evaluating dalzanemdor (SAGE-718) for the treatment of cognitive issues associated with Parkinson’s disease and Alzheimer’s disease. In March 2022, we initiated a double-blind, placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with mild cognitive impairment due to Parkinson’s disease, known as the PRECEDENT Study. The PRECEDENT Study is designed to evaluate the safety and efficacy of dalzanemdor (SAGE-718) in patients with mild cognitive impairment due to Parkinson’s disease over 42 days, followed by a controlled follow-up period. We expect to report topline data from the PRECEDENT Study in early 2024.

In December 2022, we initiated the LIGHTWAVE Study, a randomized placebo-controlled Phase 2 clinical trial of dalzanemdor (SAGE-718) in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease. The LIGHTWAVE Study is designed to evaluate the safety and efficacy of dalzanemdor (SAGE-718) dosed over an 84-day period, followed by a controlled follow-up period. We expect to report topline data from the LIGHTWAVE Study in late 2024.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. Our earlier stage product candidates include SAGE-689, a balanced GABAA receptor positive allosteric modulator in Phase 1 clinical development intended for intramuscular administration, and SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator in Phase 1 clinical development for its potential use as an oral therapy in treating neurodevelopmental and motor disorders. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for its potential use as an oral therapy in treating cognitive impairment and schizophrenia. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future, and also believe that we may have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen. In addition, we record as collaboration revenue - related party our share of Biogen’s sales of ZURZUVAE, which became commercially available in late 2023. We also achieved and recognized the milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.6 billion as of December 31, 2023. Our net losses were $541.5 million, $532.8 million, and $457.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2023, along with the milestone payment received in January 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any milestone payments from collaborations in the remainder of 2024. See “—Liquidity and Capital Resources”.

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
•
complete ongoing and planned clinical trials of dalzanemdor (SAGE-718);
•
support our collaboration with Biogen with respect to zuranolone and SAGE-324 in the U.S., and support Biogen’s development of zuranolone and SAGE-324 in Biogen’s licensed territories outside the U.S. and Shionogi’s development of zuranolone in the Shionogi Territory;
•
provide support for existing, active ZULRESSO treatment sites;
•
advance certain of our earlier-stage compounds; make decisions with respect to the development of zuranolone for the treatment of MDD; continue our research and development efforts to evaluate the potential for our other existing product candidates for the treatment of additional indications or in new formulations; identify new targets; and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;
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

Until such time that we can generate significant revenue on a sustained basis from product sales and/or from collaborations, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZURZUVAE, ZULRESSO, or any other product, and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates, or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO as a treatment for PPD in June 2019. In addition, we began to generate collaboration revenue - related party from our share of Biogen’s sales of ZURZUVAE, commencing in late 2023.

ZURZUVAE became commercially available in the U.S. in December 2023 as the first and only oral product approved by the FDA specifically for the treatment of adults with PPD. We and Biogen are jointly commercializing ZURZUVAE in the U.S. for the treatment of women with PPD under the Biogen Collaboration Agreement. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

We and Biogen are utilizing a specialty pharmacy distribution model by which ZURZUVAE is shipped directly to women with PPD who are prescribed the treatment. We and Biogen have active field sales forces supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. We and Biogen are engaging in discussions with national, regional and government payors to advocate for broad and equitable access to ZURZUVAE for women with PPD with minimal restrictions. While coverage decisions by insurers across all payor segments can take time, we and Biogen are focused on helping women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible. To support our objectives of optimizing access, driving urgency to treat women with PPD, and breaking stigma associated with PPD, we are using a broad omnichannel approach, comprised of dynamic digital tools, to provide education about PPD to healthcare providers, patients, and patient advocates. Sage and Biogen field sales teams are engaging in promotional dialogues with healthcare providers who diagnose and treat women with PPD. In December, we saw balanced prescribing across OBGYNs and psychiatrists with a small number of primary care physicians also prescribing. We have also launched a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process. This program also includes financial assistance, such as the potential for copay assistance for women with PPD who have commercial insurance and the potential to be provided product at no cost for eligible patients. We and Biogen are also working to help raise awareness of the importance of treating PPD rapidly and removing barriers to treatment.

Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect that the commercial availability of ZURZUVAE for women with PPD, our limited commercial efforts for ZULRESSO, and barriers to treatment with ZULRESSO will continue to substantially limit the revenue opportunity for ZULRESSO and the number of healthcare settings that are or become treatment sites for ZULRESSO. We expect that ZULRESSO revenues are likely to decrease over time with availability of ZURZUVAE as an additional treatment for women with PPD. ZULRESSO is administered as a continuous infusion given over two and a half days.

We will not generate revenue from other products unless and until we or any of our collaborators successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under our existing or future collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues resulting from sales of any commercialized products, and other payments.

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Shionogi Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and manufacturing of zuranolone for the treatment of MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a clinical supply agreement with Shionogi under which we supply Shionogi with zuranolone material for clinical and development purposes. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million in the year ended December 31, 2018, and for the supply of materials under the clinical supply agreement.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen is a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S. and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen will be the principal and record sales of Licensed 217 Products globally. We will be the principal and record sales of Licensed 324 Products in the U.S. and Biogen will be the principal and record sales of Licensed 324 Products in the Biogen Territory. In the year ended December 31, 2020, we recorded license and milestone revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. We also achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million and recorded license and milestone revenue - related party in 2023 for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step revenue recognition model and present the arrangement as license and milestone revenue or other collaboration revenue in the consolidated statements of operations and comprehensive loss.

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, are recorded as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expense or selling, general and administrative expense, depending on the nature of the activity. For further discussion regarding the accounting for collaborative arrangements, refer to Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues from sales of any commercialized products, and other payments. We expect that our revenue will increase due to the commercial launch of ZURZUVAE for the treatment of women with PPD which commenced in December 2023. We achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Cost of Revenues

Cost of revenues includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 6, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to both ZULRESSO and ZURZUVAE for an extended period of time. We expect that overall, our cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. After commercialization, payments to or reimbursements from Biogen related to commercial co-manufacturing activities are accounted for as an increase to or reduction of cost of revenues. During the years ended December 31, 2023, 2022 and 2021, we recorded net reimbursement of $76.2 million, $73.2 million, and $79.8 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Even though we have post-approval obligations for ZURZUVAE, we expect that our research and development spending will decrease as a result of focusing our development efforts in the near term on our product candidates dalzanemdor (SAGE-718) and SAGE-324 and pausing certain earlier-stage programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including those personnel costs associated with the direct sales and marketing force and our patient support program for ZURZUVAE, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZURZUVAE and ZULRESSO; launch and permitted pre-launch and launch-readiness activities related to ZURZUVAE; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We have an active field sales force supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning, and management dedicated to commercialization of ZURZUVAE. Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support ongoing commercial activities associated with ZURZUVAE and support of existing ZULRESSO treatment sites.

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our selling, general and administrative expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant selling, general and administrative expenses as we and our collaboration partner commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses include the personnel costs associated with the direct sales and marketing force for ZURZUVAE, and our patient support program for ZURZUVAE. Additionally, we will incur significant expenses from the progression of our development efforts for our current or future product candidates and commercialization of those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the year ended December 31, 2023 we recorded net reimbursement from us to Biogen of $16.5 million that was added to our selling, general and administrative expenses. During the years ended December 31, 2022 and 2021, we recorded net reimbursement from Biogen to us of $2.2 million and $11.3 million, respectively, that was deducted from our selling, general and administrative expenses.

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

Product Revenue, Net

We generate product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers. We recognize product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Our only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. We record shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss. We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at December 31, 2023, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2023, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2023 and 2022, we had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

License, Milestone, and Collaboration Revenue

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For additional information, see Collaborative Arrangements section below and refer to Note 6, Collaboration Agreements, to our Consolidated Financial Statements appearing elsewhere in this Annual Report.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model described above and presents the arrangement as license and milestone revenue or other collaboration revenue in the consolidated statements of operations and comprehensive loss.

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship are recorded as an increase to collaboration revenue, an increase to or reduction of research and development expense or selling, general and administrative expense, depending on the nature of the activity.

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

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. We use the historical volatility of only our common stock, as there is adequate historical data for the duration of the expected term.

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

The fair value of each stock option granted under our equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	0%	0%	0%
Expected volatility	72%	73%	76%
Risk-free interest rate	3.85%	2.49%	0.63%
Expected term	6.01 years	6.03 years	5.92 years

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

As of December 31, 2023, we had unrecognized stock-based compensation expense related to our outstanding and unvested time-based stock option awards of $42.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.76 years.

As of December 31, 2023, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million and the timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved.

As of December 31, 2023, 1,662,363 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $40.2 million.

As of December 31, 2023, 1,426,031 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $65.8 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements appearing elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Product revenue, net	$10,454	$7,686	$2,768
License and milestone revenue - related party	75,000	—	75,000
Collaboration revenue - related party	824	—	824
Other collaboration revenue	177	—	177
Total revenue	86,455	7,686	78,769
Operating costs and expenses:
Cost of revenues	2,159	813	1,346
Research and development	356,235	326,163	30,072
Selling, general and administrative	274,524	227,699	46,825
Restructuring	33,386	—	33,386
Total operating costs and expenses	666,304	554,675	111,629
Loss from operations	(579,849)	(546,989)	(32,860)
Interest income, net	38,743	14,190	24,553
Other income (expense), net	(383)	15	(398)
Net loss	$(541,489)	$(532,784)	$(8,705)

Product Revenue, Net

During the years ended December 31, 2023 and 2022, we recognized $10.5 million and $7.7 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

License and Milestone Revenue - Related Party

During the year ended December 31, 2023, we recognized $75.0 million of license and milestone revenue - related party for the achievement of a milestone under the Biogen Collaboration Agreement for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S.

During the year ended December 31, 2022, we recognized no license and milestone revenue - related party under the Biogen Collaboration Agreement.

Collaboration Revenue - Related Party

During the year ended December 31, 2023, we recognized $0.8 million of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including revenue from the sale of the product and associated reserves. Reported collaboration revenue is 50% of the net sales Biogen reports for ZURZUVAE.

During the year ended December 31, 2022, we recognized no collaboration revenue - related party under the Biogen Collaboration Agreement.

We expect that further revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of our share of collaboration revenues resulting from Biogen’s sales of any commercialized products, license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 6, Collaboration Agreements in the Notes to Consolidated Financial Statements, appearing elsewhere in this Annual Report.

Cost of Revenues

During the years ended December 31, 2023 and 2022, cost of revenues was $2.2 million and $0.8 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 6, Collaboration Agreements in the Notes to Consolidated Financial Statements, appearing elsewhere in this Annual Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore a portion of such costs are excluded from the cost of revenues for the years ended December 31, 2023 and 2022. We estimate that our cost of revenues as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$104,937	$93,440	$11,497
SAGE-324	33,211	31,496	1,715
dalzanemdor (SAGE-718)	54,994	45,862	9,132
Other research and development programs	72,997	72,575	422
Unallocated expenses	141,491	130,129	11,362
Stock-based compensation	24,813	25,888	(1,075)
Net reimbursement from Biogen	(76,208)	(73,227)	(2,981)
	$356,235	$326,163	$30,072

Research and development expenses for the year ended December 31, 2023 were $356.2 million, compared to $326.2 million for the year ended December 31, 2022. The increase of $30.1 million was primarily due to the following:

•
an increase of $11.5 million in expenses for development of zuranolone, primarily due to expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD;

•
an increase of $9.1 million in expenses for development of dalzanemdor (SAGE-718), primarily due to activities directed towards the conduct of two Phase 2 clinical trials which were initiated in late 2022;
•
an increase of $11.4 million in unallocated expenses, primarily due to an increase in the hiring of employees through the first half of 2023 and corporate infrastructure costs, such as information technology costs, to support the anticipated growth in our research and development operations at the outset of 2023; and
•
an increase of $3.0 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the year ended December 31, 2023, the amount of net reimbursement was $51.1 million for zuranolone, $16.3 million for SAGE-324 and $8.8 million for costs that are reimbursable and included in unallocated expenses. For the year ended December 31, 2022, the amount of net reimbursement was $46.4 million for zuranolone, $15.8 million for SAGE-324 and $11.0 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the increase in net reimbursement in 2023 compared to 2022 was the increase in spending for zuranolone, primarily due to expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Personnel-related	$108,201	$88,078	$20,123
Stock-based compensation	47,716	35,714	12,002
Professional fees	51,436	56,833	(5,397)
Other	50,675	49,304	1,371
Net reimbursement to (from) Biogen	16,496	(2,230)	18,726
	$274,524	$227,699	$46,825

Selling, general and administrative expenses for the year ended December 31, 2023 were $274.5 million, compared to $227.7 million for the year ended December 31, 2022. The increase of $46.8 million was primarily due to the following:

•
an increase of $20.1 million in personnel-related costs, primarily due to hiring employees in the first half of 2023 to support ongoing permitted pre-launch and launch-readiness activities with respect to ZURZUVAE and in anticipation of commercialization of ZURZUVAE;
•
an increase of $12.0 million in non-cash stock-based compensation expense. The increase was primarily due to primarily due to the recognition of $18.1 million of expense related to performance-based vesting criteria during the year ended December 31, 2023, resulting in more expense than in the year ended December 31, 2022 during which no expense was recognized related to the achievement of performance-based vesting criteria. The increase in expenses was partially offset by decreases due to grants of stock options with high exercise prices that became fully vested before or during the year ended December 31, 2022, resulting in more expense than in the year ended December 31, 2023;

•
a decrease of $5.4 million in professional fees, primarily due to a reduction in pre-launch readiness spend and decreased investment in commercial spend following the CRL received from the FDA for zuranolone for the treatment of MDD; and
•
a decrease of $18.7 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the year ended December 31, 2023, the amount of net reimbursement from us to Biogen was $16.4 million for external costs and $0.1 million for personnel-related costs. For the year ended December 31, 2022, the amount of net reimbursement from Biogen to us was $3.6 million for external costs and $1.3 million for personnel-related costs. The primary reason for the decrease in net reimbursement was an increase in the collaboration costs incurred by Biogen in anticipation of commercialization of ZURZUVAE.

Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we worked to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE to treat women with PPD. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. As a result of the reduction of our workforce, we expect to realize annualized cost savings of approximately $100.0 million. During the year ended December 31, 2023, we recorded $33.4 million of expense for restructuring, representing total restructuring charges expected to be incurred, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. We expect that substantially all of the accrued restructuring charges incurred as of December 31, 2023 will be paid in cash by March 31, 2024.

Interest Income, Net and Other income, Net

Interest income, net, and other income, net, for the years ended December 31, 2023 and 2022 were $38.4 million and $14.2 million, respectively. The primary reason for the increase in 2023 compared to 2022 was the increase in interest rates during the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our first product, ZULRESSO, in June 2019 for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE in December of 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of December 31, 2023, we had an accumulated deficit of $2.6 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. Upon the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, we also became entitled to receive a $75.0 million milestone payment from Biogen, which we received in January 2024. From our inception through December 31, 2023, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of December 31, 2023, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $753.2 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(540,585)	$(460,036)
Investing activities	442,913	325,433
Financing activities	6,027	3,070
	$(91,645)	$(131,533)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities primarily resulted from our net loss of $541.5 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $67.4 million, partially offset by $68.3 million of non-cash items.

During the year ended December 31, 2022, net cash used in operating activities primarily resulted from our net loss of $532.8 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $5.7 million, partially offset by $67.1 million of non-cash items.

Investing Activities

During the years ended December 31, 2023 and 2022, net cash provided by investing activities was $442.9 million and $325.4 million, respectively. During the years ended December 31, 2023 and 2022, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the years ended December 31, 2023 and 2022, net cash provided by financing activities was $6.0 million and $3.1 million, respectively. The increase was mainly due to an increase of proceeds from the purchases made under the employee stock purchase plan.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future as we commercialize ZURZUVAE, along with our collaboration partner Biogen, for the treatment of women with PPD in the U.S.; continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential commercialization of product candidates beyond ZULRESSO and ZURZUVAE that are successfully developed and approved, including engaging in pre-launch and launch-readiness activities; begin to commercialize any such products, if approved; make decisions with respect to development of zuranolone for the treatment of MDD; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZURZUVAE, ZULRESSO, and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2023, along with the milestone payment received in January 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any milestone payments from collaborations in the remainder of 2024. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. While we expect an overall decrease in our operating expenses in 2024 as compared to 2023, we still expect to incur significant operating expenses through our efforts to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These costs will include the expenses associated with engagement in permitted pre-launch and launch-planning activities; advancement of our planned and ongoing clinical trials for dalzanemdor (SAGE-718) and SAGE-324; continuing certain research activities; and pursuing our strategic plan.

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

Our future capital requirements will depend on many factors, including:

•
our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD in the U.S., and the timing and amount of costs associated with commercialization; the timing and amount of revenues from sales of ZURZUVAE; the level of reimbursement for ZURZUVAE both by commercial and government payors, and the nature of any potential limitations on coverage and reimbursement; and the degree of market acceptance of ZURZUVAE by healthcare providers and women with PPD;
•
the impact of our August 2023 corporate reorganization and reprioritization of our pipeline;
•
the timing and amount of revenues from sales of ZULRESSO, which we expect will decrease over time as a result of expected sales of ZURZUVAE and will also continue to be impacted by a number of other factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S., particularly given the commercial availability of ZURZUVAE; our decision to focus our efforts primarily on account management for active ZULRESSO treatment sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; and the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO;
•
the initiation, progress, completion, timing, costs, and results of ongoing, planned and future non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing, submitting and supporting regulatory filings for our product candidates;
•
decisions we may make in the future regarding development of zuranolone for the treatment of MDD;
•
the timing and amount of costs associated with our commercialization of ZURZUVAE and ZULRESSO;
•
general macroeconomic and geopolitical conditions, including any capacity and resource constraints at our vendors and clinical trial sites on initiation and conduct of our clinical trials or on our supply chain;
•
the ability of SAGE-324, dalzanemdor (SAGE-718) and our other clinical-stage product candidates to progress through clinical development successfully and on the timelines we expect; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;
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

Until such time, if ever, as we can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, we expect to also finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including as a result of macroeconomic or geopolitical conditions, result in an economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2023 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$5,316	$5,316	$—	$—	$—
Total(1)(2)(3)	$5,316	$5,316	$—	$—	$—

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

(1)
We lease office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting, as of December 31, 2023, of 63,017 square feet in the first building under an operating lease, as amended, that will expire on August 31, 2024 and 40,419 square feet in the second building under an operating lease, as amended, that will expire on August 31, 2024. We lease office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024. As disclosed in Note 14, Subsequent Events, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, in January 2024, we entered into a lease for new office space in a multi-tenant building in Cambridge, Massachusetts consisting of 30,567 square feet, which will commence no later than September 1, 2024. The minimum lease payments for this lease are not included in the table above. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable.
(2)
We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $23.8 million upon achieving certain milestones, related to clinical development, regulatory approvals and sales. During the year ended December 31, 2023, we recorded no expense for milestones under these license agreements.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $753.2 million as of December 31, 2023. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2023.

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

As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in “Election of Directors” and “Corporate Governance” in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in “Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” but exclusive of any information contained under the heading “Pay Versus Performance” in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in “Ratification of Appointment of Auditors” in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Research and Development Costs

As described in Notes 2 and 4 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development costs amounted to $26.0 million as of December 31, 2023, which include accruals for these estimated ongoing research and development costs. Any accrual estimates are based on a number of factors, including management’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

February 14, 2024

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,992	$162,700
Marketable securities	682,192	1,109,794
Prepaid expenses and other current assets	31,825	50,826
Collaboration receivable - related party	83,009	13,660
Restricted cash	1,332	—
Total current assets	869,350	1,336,980
Property and equipment, net	1,921	2,898
Restricted cash	—	1,269
Right-of-use operating asset	4,458	10,532
Other long-term assets	6,548	4,770
Total assets	$882,277	$1,356,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,318	$18,950
Accrued expenses	67,264	72,666
Operating lease liability, current portion	5,165	7,643
Total current liabilities	82,747	99,259
Operating lease liability, net of current portion	—	4,491
Other liabilities	—	100
Total liabilities	82,747	103,850
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2023 and December 31, 2022; 60,046,676 and 59,512,158 shares issued at December 31, 2023 and December 31, 2022; 60,043,643 and 59,509,125 shares outstanding at December 31, 2023 and December 31, 2022	6	6
Treasury stock, at cost, 3,033 shares at December 31, 2023 and December 31, 2022	(400)	(400)
Additional paid-in capital	3,370,397	3,291,369
Accumulated deficit	(2,569,659)	(2,028,170)
Accumulated other comprehensive loss	(814)	(10,206)
Total stockholders’ equity	799,530	1,252,599
Total liabilities and stockholders’ equity	$882,277	$1,356,449

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Product revenue, net	$10,454	$7,686	$6,308
License and milestone revenue - related party	75,000	—	—
Collaboration revenue - related party	824	—	—
Other collaboration revenue	177	—	—
Total revenue	86,455	7,686	6,308
Operating costs and expenses:
Cost of revenues	2,159	813	553
Research and development	356,235	326,163	283,166
Selling, general and administrative	274,524	227,699	183,498
Restructuring	33,386	—	—
Total operating costs and expenses	666,304	554,675	467,217
Loss from operations	(579,849)	(546,989)	(460,909)
Interest income, net	38,743	14,190	2,883
Other income (expense), net	(383)	15	134
Net loss	$(541,489)	$(532,784)	$(457,892)
Net loss per share—basic and diluted	$(9.05)	$(8.98)	$(7.80)
Weighted average number of common shares outstanding—basic and diluted	59,836,441	59,306,094	58,670,230
Comprehensive loss:
Net loss	$(541,489)	$(532,784)	$(457,892)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	9,392	(7,546)	(3,075)
Total comprehensive loss	$(532,097)	$(540,330)	$(460,967)

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	58,308,411	$6	3,033	$(400)	$3,109,807	$415	$(1,037,494)	$2,072,334
Issuance of common stock from exercises of stock options	307,378	—	—	—	12,397	—	—	12,397
Issuance of common stock under the employee stock purchase plan	46,759	—	—	—	2,761	—	—	2,761
Stock-based compensation expense	—	—	—	—	103,891	—	—	103,891
Vesting of restricted stock units, net of employee tax obligations	274,502	—	—	—	(1,385)	—	—	(1,385)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(3,075)	—	(3,075)
Net loss	—	—	—	—	—	—	(457,892)	(457,892)
Balances at December 31, 2021	58,937,050	6	3,033	(400)	3,227,471	(2,660)	(1,495,386)	1,729,031
Issuance of common stock from exercises of stock options	150,045	—	—	—	1,037	—	—	1,037
Issuance of common stock under the employee stock purchase plan	57,239	—	—	—	2,346	—	—	2,346
Stock-based compensation expense	—	—	—	—	60,558	—	—	60,558
Vesting of restricted stock units, net of employee tax obligations	364,791	—	—	—	(43)	—	—	(43)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(7,546)	—	(7,546)
Net loss	—	—	—	—	—	—	(532,784)	(532,784)
Balances at December 31, 2022	59,509,125	6	3,033	(400)	3,291,369	(10,206)	(2,028,170)	1,252,599
Issuance of common stock from exercises of stock options	72,090	—	—	—	1,293	—	—	1,293
Issuance of common stock under the employee stock purchase plan	164,043	—	—	—	6,519	—	—	6,519
Stock-based compensation expense	—	—	—	—	72,119	—	—	72,119
Vesting of restricted stock units, net of employee tax obligations	298,385	—	—	—	(903)	—	—	(903)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	9,392	—	9,392
Net loss	—	—	—	—	—	—	(541,489)	(541,489)
Balances at December 31, 2023	60,043,643	$6	3,033	$(400)	$3,370,397	$(814)	$(2,569,659)	$799,530

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(541,489)	$(532,784)	$(457,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	73,367	61,602	104,629
Premium on marketable securities	(132)	(1,500)	(23,641)
Amortization of premium (discount) on marketable securities	(6,340)	5,853	13,046
Depreciation expense	1,393	1,122	4,182
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,001	(10,985)	(17,020)
Collaboration receivable - related party	(69,349)	4,846	(18,506)
Other long-term assets	(1,778)	(519)	(910)
Right-of-use operating asset	6,074	5,577	5,221
Operating lease liabilities, current	(2,478)	175	206
Operating lease liabilities, non-current	(4,491)	(6,473)	(5,944)
Accounts payable	(8,495)	8,433	6,689
Accrued expenses and other liabilities	(5,868)	4,617	11,758
Net cash used in operating activities	(540,585)	(460,036)	(378,182)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	1,038,136	1,207,407	988,075
Purchases of marketable securities	(594,670)	(881,037)	(1,990,151)
Purchases of property and equipment	(553)	(937)	(372)
Net cash provided by (used in) investing activities	442,913	325,433	(1,002,448)
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	6,930	3,113	14,719
Payment of employee tax obligations related to vesting of restricted stock units	(903)	(43)	(1,385)
Net cash provided by financing activities	6,027	3,070	13,334
Net decrease in cash, cash equivalents and restricted cash	(91,645)	(131,533)	(1,367,296)
Cash, cash equivalents and restricted cash at beginning of period	163,969	295,502	1,662,798
Cash, cash equivalents and restricted cash at end of period	$72,324	$163,969	$295,502
Supplemental disclosure of non-cash operating activities
Purchases of property and equipment included in accounts payable	$—	$137	$70
Lease asset de-recognized upon lease cancellation	$—	$—	$3,733

The accompanying notes are an integral part of these consolidated financial statements.

SAGE THERAPEUTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
Nature of the Business

Sage Therapeutics, Inc. (“Sage” or the “Company”) is a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive.

The Company’s product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration (the “FDA”) on August 4, 2023 for the treatment of postpartum depression (“PPD”) in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available for women with PPD in December 2023. The Company’s product ZULRESSO® (brexanolone) CIV injection is approved in the U.S. for the treatment of PPD in adults. The Company launched ZULRESSO commercially in the U.S. in June 2019. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that, like zuranolone, acts as a positive allosteric modulator of GABAA receptors.

Additionally, on August 4, 2023, the FDA issued a complete response letter (“CRL”) related to the Company’s new drug application (“NDA”) for zuranolone for the treatment of major depressive disorder (“MDD”). The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. The Company and Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) are continuing to seek feedback from the FDA and are evaluating next steps.

The Company has a portfolio of product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. Alongside the Company’s postpartum depression commercial products, it is targeting diseases and disorders of the brain across its pipeline.

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

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of December 31, 2023, the Company had an accumulated deficit of $2.6 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2023, cash equivalents were comprised of money market funds and U.S. government securities. As of December 31, 2022, cash equivalents were comprised of money market funds.

Marketable Securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in net income (loss); the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive items in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance for credit losses account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income.

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors and specialty pharmacies that have been certified under a Risk Evaluation and Mitigation Strategy program in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profiles. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for bad debts against the trade account receivables, when appropriate. As of December 31, 2023 and 2022, trade accounts receivable were $1.4 million and $1.5 million, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2023, the Company has not provided any allowance for bad debts against the trade accounts receivable.

Inventory

Prior to the initial date that regulatory approval is received for a product candidate of the Company, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive loss in the period incurred.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs may include purchases of raw materials, third-party contract manufacturing services, third-party packaging services, salary related expenses, overhead costs, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes, after approval of the product by the FDA, are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of revenues in the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, inventory was $1.5 million and $1.7 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the Company’s consolidated statements of operations and comprehensive loss. Repairs and maintenance costs are expensed as incurred.

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

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, net of current portion in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are not recorded on the Company’s consolidated balance sheets and are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the term of the lease.

Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases. Variable lease payments are expensed when incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Cost of Revenues

Cost of revenues includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party contract manufacturing costs, packaging services, freight, third-party royalties payable on the

Company’s net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for additional information, refer to Note 6, Collaboration Agreements). Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Prior to receiving FDA approval of ZULRESSO in March 2019 and ZURZUVAE in August 2023, the Company manufactured inventory in preparation for launch. As a result, certain manufacturing costs associated with revenues were expensed prior to FDA approval and, therefore, a portion of such costs are not included in cost of revenues during the years ended December 31, 2023, 2022 and 2021.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for grants under our stock incentive plans and employee stock purchase plan. The Company accounts for all stock-based awards granted to employees at their fair value and recognize compensation expense over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards, the expected term of stock options and the expected forfeiture rate. The fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant.

The Company has performance conditions included in certain of its performance restricted stock units that are based upon the achievement of pre-specified clinical development, regulatory, commercial and/or financial performance events. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, the Company begins to recognize the value of the performance-based restricted stock awards when the Company determines the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. At the probable date, the Company records estimated cumulative expense to date, with remaining expense amortized over the remaining service period until achievement has occurred.

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

The Company reported a net loss for the years ended December 31, 2023, 2022 and 2021.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains accounts for all cash and cash equivalents at accredited financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s marketable securities, which primarily consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment, defines allowable investments and requires all investments held by the Company to minimum credit rating standards, thereby reducing credit risk exposure. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company’s cash equivalents and marketable securities at December 31, 2023 and 2022 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2023 and 2022, respectively.

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

Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements.

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

Product Revenue, Net

The Company generates product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers. The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at December 31, 2023, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2023, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2023 and 2022, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

License, Milestone and Collaboration Revenue

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its arrangements with Shionogi & Co., Ltd. (“Shionogi”) and Biogen and concluded that a significant financing component does not exist for either arrangement. For arrangements with licenses of intellectual property that include sales-based royalties or milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties or milestone payments relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty or milestone payment has been allocated has been satisfied.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement, milestone payments and the Company’s share of ZURZUVAE revenues under the elements of the arrangement accounted for under ASC Topic 808. For additional information, see the Collaborative Arrangements section below and refer to Note 6, Collaboration Agreements.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above and presents the arrangement as license and milestone revenue or other collaboration revenue in the consolidated statements of operations and comprehensive loss.

For collaboration arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship instead of a vendor-customer relationship are recorded as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expense or selling, general and administrative expense, depending on the nature of the activity. For additional information relating to the accounting for the co-commercialization of ZURZUVAE in the U.S. with Biogen under Topic 808, refer to Note 6, Collaboration Agreements.

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.
Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2023 and 2022.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2023 and 2022:

	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$59,852	$59,852	$—	$—
U.S. government securities	8,695	—	8,695	—
Total cash equivalents	68,547	59,852	8,695	—
Marketable securities:
U.S. government securities	166,925	—	166,925	—
U.S. corporate bonds	210,198	—	210,198	—
International corporate bonds	97,675	—	97,675	—
U.S. commercial paper	23,370	—	23,370	—
International commercial paper	46,900	—	46,900	—
U.S. certificates of deposit	8,830	—	8,830	—
U.S. municipal securities	128,294	—	128,294	—
Total marketable securities	682,192	—	682,192	—
	$750,739	$59,852	$690,887	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$161,185	$161,185	$—	$—
Total cash equivalents	161,185	161,185	—	—
Marketable securities:
U.S. government securities	302,911	—	302,911	—
U.S. corporate bonds	354,495	—	354,495	—
International corporate bonds	127,248	—	127,248	—
U.S. commercial paper	63,114	—	63,114	—
International commercial paper	133,163	—	133,163	—
U.S. certificates of deposit	15,613	—	15,613	—
U.S. municipal securities	113,250	—	113,250	—
Total marketable securities	1,109,794	—	1,109,794	—
	$1,270,979	$161,185	$1,109,794	$—

During the years ended December 31, 2023 and 2022, there were no transfers among the Level 1, Level 2 and Level 3 categories.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$167,165	$107	$(347)	$—	$166,925
U.S. corporate bonds	210,491	191	(484)	—	210,198
International corporate bonds	97,698	99	(122)	—	97,675
U.S. commercial paper	23,360	11	(1)	—	23,370
International commercial paper	46,935	3	(38)	—	46,900
U.S. certificates of deposit	8,830	—	—	—	8,830
U.S. municipal securities	128,527	26	(259)	—	128,294
	$683,006	$437	$(1,251)	$—	$682,192

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$307,173	$—	$(4,262)	$—	$302,911
U.S. corporate bonds	358,019	6	(3,530)	—	354,495
International corporate bonds	128,374	7	(1,133)	—	127,248
U.S. commercial paper	63,234	—	(120)	—	63,114
International commercial paper	133,338	—	(175)	—	133,163
U.S. certificates of deposit	15,613	—	—	—	15,613
U.S. municipal securities	114,249	31	(1,030)	—	113,250
	$1,120,000	$44	$(10,250)	$—	$1,109,794

As of December 31, 2023 and 2022, the Company had $4.2 million of accrued interest receivable relating to the Company’s available-for-sale securities which is included within prepaid expenses and other current assets in the accompanying consolidated balance sheets. No accrued interest receivable was written off during the twelve months ended December 31, 2023 and 2022. Realized gains or losses were immaterial for the years ended December 31, 2023, 2022, and 2021.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of December 31, 2023 and 2022:

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$52,521	$(96)	$41,911	$(251)	$94,432	$(347)
U.S. corporate bonds	111,901	(246)	43,851	(238)	155,752	(484)
International corporate bonds	43,708	(87)	6,014	(35)	49,722	(122)
U.S. commercial paper	7,848	(1)	—	—	7,848	(1)
International commercial paper	37,300	(38)	—	—	37,300	(38)
U.S. municipal securities	90,095	(143)	31,345	(116)	121,440	(259)
	$343,373	$(611)	$123,121	$(640)	$466,494	$(1,251)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$112,243	$(1,517)	$185,691	$(2,745)	$297,934	$(4,262)
U.S. corporate bonds	208,507	(1,989)	130,633	(1,541)	339,140	(3,530)
International corporate bonds	50,982	(497)	68,993	(636)	119,975	(1,133)
U.S. commercial paper	24,768	(120)	—	—	24,768	(120)
International commercial paper	30,987	(175)	—	—	30,987	(175)
U.S. municipal securities	86,251	(497)	14,466	(533)	100,717	(1,030)
	$513,738	$(4,795)	$399,783	$(5,455)	$913,521	$(10,250)

As of December 31, 2023 and 2022, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, international corporate bonds, and U.S. municipal securities were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $110.3 million that had maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2023 and 2022.

4.
Balance Sheet Components

Property and Equipment, net

The following table summarizes property and equipment, net, as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
	(in thousands)
Computer hardware and software	$2,114	$1,771
Furniture and equipment	1,786	1,714
Leasehold improvements	5,509	5,508
	9,409	8,993
Less: Accumulated depreciation	(7,488)	(6,095)
	$1,921	$2,898

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $1.1 million and $4.2 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years, and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

The following table summarizes accrued expenses as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
	(in thousands)
Accrued research and development costs	$26,040	$32,565
Restructuring	10,589	—
Employee-related	21,339	29,372
Professional services	8,589	10,172
Other	707	557
	$67,264	$72,666

As of December 31, 2023, accrued research and development costs includes $4.3 million of accrued expenses related to cancelling excess purchase commitments for manufacturing as a result of the CRL received from the FDA for zuranolone for the treatment of MDD. During the year ended December 31, 2023, $28.9 million of expenses related to the cancellation of excess purchase commitments were recorded as research and development expense in the consolidated statements of operations and comprehensive loss, net of amounts subject to reimbursement under the Biogen Collaboration Agreement of $14.5 million.

5.
Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms of up to one year. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

During the fiscal years ended December 2021, 2022 and 2023, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, under an operating lease that will expire on August 31, 2024; 40,419 square feet in the second building, under an operating lease that will expire on August 31, 2024 and 15,975 square feet in the third building, under an operating lease that began on March 1, 2019 and was initially scheduled to expire on February 29, 2024; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

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

The following table shows the amounts of operating leases in the balance sheets as of December 31, 2023 and 2022:

		December 31,
Balance sheet location	Balance sheet caption	2023	2022
		(in thousands)
Assets
Right-of-use operating asset	Right-of-use operating asset	$4,458	$10,532

Liabilities
Current operating lease liabilities	Operating lease liability, current portion	5,165	7,643
Long-term operating lease liabilities	Operating lease liability, net of current portion	—	4,491
		$5,165	$12,134

The following table shows the amounts of lease expense by lease type that was recognized during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost	$6,748	$6,748	$8,748
Variable lease cost	1,957	1,846	1,600
Short-term lease cost	20	206	101
Sublease income	(434)	(421)	(234)
	$8,291	$8,379	$10,215

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases as expense on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2024	$5,316
Thereafter	—
Total lease payments	5,316
Less imputed interest	(151)
Present value of operating lease liabilities	$5,165

The following table shows the weighted average remaining lease term and weighted average discount rate of the operating leases:

	Year ended December 31,
	2023	2022
Weighted average remaining lease term in years	0.69	1.68
Weighted average discount rate	7.5%	7.5%

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

The following table shows the supplemental disclosure of cash flow information related to the operating leases included in cash flows used by operating activities in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,643	$7,468	$9,264

Lease asset de-recognized upon lease cancellation
Operating leases	$—	$—	$3,733

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated.

Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to December 31, 2023, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to December 31, 2023, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

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

For the years ended December 31, 2023 and 2022, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to December 31, 2023, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the years ended December 31, 2023, 2022 and 2021, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

The Company concluded that Shionogi meets the definition of a customer because the Company is delivering intellectual property and know-how rights for the zuranolone program in support of territories in which the parties are not jointly sharing the risks and rewards. In addition, the Company determined that the Shionogi collaboration met the requirements to be accounted for as a contract, including that it is probable that the Company will collect the consideration to which the Company is entitled in exchange for the goods or services that will be delivered to Shionogi.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which is shown as other collaboration revenue, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, $0.2 million of collaboration revenue was recognized related to the Company’s agreement with Shionogi. During the years ended December 31, 2022, and 2021, no collaboration revenue was recognized related to the Company’s agreement with Shionogi.

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

In connection with the effectiveness of the Biogen Collaboration Agreement and the closing of the sale of shares to BIMA in December 2020, the Company received $1.5 billion in consideration, comprised of an upfront payment of $875.0 million and the $650.0 million purchase price for 6,241,473 newly issued shares of the Company’s common stock (the “Biogen Shares”). As a result of the purchase of the Biogen Shares, Biogen is a related party of the Company.

The Company is eligible to receive additional payments of up to $1.6 billion from Biogen if certain regulatory and commercial milestones are achieved. The potential future milestone payments for SAGE-217 products include up to $475.0 million for the achievement of specified regulatory and commercial milestones, including a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. which was achieved in the fourth quarter of 2023 and, if approved, a milestone payment of $150.0 million for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S., and up to $300.0 million for the achievement of specified net sales milestones. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, and the challenges of launching and commercializing a product, if approved, the Company may never receive any additional milestone payments or any royalty payments under the Biogen Collaboration Agreement.

Development and commercialization activities in the U.S. are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that consists at all times of an equal number of representatives of each party. The Company and Biogen share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen is solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and SAGE-324 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above. Biogen is the principal and records sales of SAGE-217 products globally. If approved, the Company will be the principal and record sales of SAGE-324 products in the U.S. and Biogen will be the principal and record sales of SAGE-324 products in the Biogen Territory.

The Company is obligated to supply API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the agreement and will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

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

The Company determined the transaction price under Topic 606 at the inception of the Biogen Collaboration Agreement to be $1.1 billion, consisting of the upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the Biogen Stock Purchase Agreement, when measured at fair value, plus future variable consideration for manufacturing supply of clinical API and bulk drug product for the Biogen Territory. The amount of variable consideration related to the future manufacturing services was not material. At inception, the Company determined that any variable consideration related to clinical development and regulatory or commercial milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met. As such, the entirety of the $1.1 billion transaction price was allocated to the transfer of the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. and the exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory and was recognized as license revenue during the year ended December 31, 2020.

In the fourth quarter of 2023 the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

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

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as collaboration revenue - related party. Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenue and costs are accounted for as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expenses, or selling, general and administrative expenses, in the Consolidated Statement of Operations, depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement accounted for under Topic 808, including activities associated with the sale of ZURZUVAE in the U.S., as well as ongoing costs related to the development of SAGE-217 and SAGE-324, as reflected in our statement of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Collaboration revenue - related party	$824	$—	$—
Cost of revenues	504	—	—
Research and development expenses	94,325	86,028	84,221
Selling, general and administrative expenses	89,599	51,870	18,425

The revenue, cost and expense categories in the table above reflects the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Collaboration revenue - related party	$(824)	$—	$—
Cost of revenues	504	—	—
Research and development expenses	(76,208)	(73,227)	(79,848)
Selling, general and administrative expenses	16,496	(2,230)	(11,282)

As of December 31, 2023, the Company recorded a collaboration receivable – related party of $83.0 million, consisting of $8.0 million of net reimbursement for amounts due for the three months ended December 31, 2023 and the $75.0 million milestone achieved. During the year ended December 31, 2023, no payments were made to Biogen and the Company received $65.7 million from Biogen for the amounts due for the three months ended December 31, 2022 and the nine months ended September 30, 2023. During the year ended December 31, 2022, no payments were made to Biogen and the Company received $80.3 million from Biogen for the amounts due for the three months ended December 31, 2021 and the nine months ended September 30, 2022. During the year ended December 31, 2021, no payments were made to Biogen and the Company received $72.6 million from Biogen for the amounts due for the nine months ended September 30, 2021.

Accounting for the Biogen Stock Purchase Agreement

In connection with the execution of the Biogen Collaboration Agreement, the Company and BIMA entered into the Biogen Stock Purchase Agreement. Pursuant to the Biogen Stock Purchase Agreement, the Company sold the Biogen Shares to BIMA at a price of approximately $104.14 per share for aggregate consideration of $650.0 million. The sale of the shares to BIMA closed on December 31, 2020.

The Biogen Stock Purchase Agreement includes certain standstill provisions that terminate on the earliest of (i) a specified regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) the seventh anniversary of the Effective Date.

The Company determined the fair value of the common shares was determined to be $417.5 million, which was $232.5 million less than the proceeds received from BIMA for the issuance of the Company’s common stock under the Biogen Stock Purchase Agreement. As such, the $232.5 million in excess proceeds has been included in the $1.1 billion transaction price of the Biogen Collaboration Agreement determined above.

7.
Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2023 and 2022, the Company had no shares of preferred stock issued or outstanding and preferred stock is classified within stockholders’ equity.

8.
Common Stock

As of December 31, 2023 and 2022, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of December 31, 2023 and 2022, no dividends have been declared.

As of December 31, 2023, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at December 31, 2023 was $0.4 million.

Sales Agreement

On November 7, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC, as sales agent (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $250.0 million (the “Shares”), from time to time through Cowen (the “ATM Offering”).

Upon delivery of a placement notice, and subject to the terms and conditions of the Sales Agreement, Cowen may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any of the Shares in the ATM Offering.

The Company or Cowen may suspend or terminate the offering of Shares upon notice to the other parties and subject to other conditions. The Sales Agreement provides that Cowen will be entitled to a sales commission of up to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. The Company has also agreed to provide Cowen with customary indemnification and contribution rights.

During the year ended December 31, 2023, the Company did not sell any shares under the Sales Agreement.

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

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Stock options granted by the Company that are not performance-based are considered time-based because they vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% vesting at the one-year anniversary through December 31, 2023. Stock option awards generally expire 10 years after the date of grant.

As of December 31, 2023, the total number of shares underlying outstanding awards under all equity plans was 11,206,435 and the total number of shares available for future issuance under all equity plans was 7,407,863 shares.

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,415,481	$48.73
Granted	2,639,729	$30.38
Vested	(326,530)	$51.06
Forfeited	(640,286)	$41.63
Outstanding as of December 31, 2023	3,088,394	$34.27

Time-based restricted stock units

During the years ended December 31, 2023, 2022 and 2021 there were 51,851, 366,014, and 113,941 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the years ended December 31, 2023, 2022 and 2021 was $1.8 million, $12.4 million, and $8.8 million, respectively.

At December 31, 2023, 1,662,363 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $40.2 million, which is expected to be recognized over the remaining weighted average vesting period of 1.71 years.

Performance restricted stock units

During the year ended December 31, 2021, the Company granted 531,176 performance restricted stock units to employees of the Company. These performance restricted stock units are related to the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

During the year ended December 31, 2022, the Company granted 705,380 performance restricted stock units to its employees and consultants. The majority of these performance restricted stock units vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones.

During the year ended December 31, 2023, the Company granted 905,012 performance restricted stock units to its employees and consultants. The majority of these performance restricted stock units vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and commercial milestones. Certain performance restricted stock units vest upon the Company reaching specified measures of total stockholder return.

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

As of December 31, 2023, 2022 and 2021, for performance restricted stock units that were outstanding, and other than performance restricted stock units for which vesting is tied to total stockholder return, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company recorded $0.7 million of stock-based compensation expense related to performance restricted stock units for which vesting is tied to total stockholder return.

During the year ended December 31, 2021, two milestones for outstanding performance restricted stock units were achieved. The total fair value of the performance restricted stock units that vested upon achievement of these milestones was $9.5 million, and the Company recognized stock-based compensation expense related the vesting of these performance restricted stock units of $16.6 million.

No performance restricted stock units vested during the year ended December 31, 2022.

During the year ended December 31, 2023, three vesting milestones for outstanding performance restricted stock units were achieved. The total fair value of the performance restricted stock units that vested upon achievement of these milestones was $9.6 million, and the Company recognized stock-based compensation expense related to the vesting of these performance restricted stock units of $14.3 million.

At December 31, 2023, 1,426,031 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $65.8 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	7,788,350	$77.95	6.36	$7,275
Granted	964,253	$44.58
Exercised	(65,940)	$16.58
Forfeited	(568,622)	$56.00
Outstanding as of December 31, 2023	8,118,041	$76.02	5.66	$475
Vested and expected to vest as of December 31, 2023	7,389,812	$76.55	5.47	$455
Exercisable as of December 31, 2023	6,116,989	$81.94	4.84	$403

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $42.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.76 years.

The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $4.4 million and $9.0 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of December 31, 2023, 2022 and 2021, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2021, in connection with the hiring of its chief executive officer, the Company granted 650,000 stock options to its chief executive officer to purchase shares of common stock that contain performance-based vesting criteria, such that the shares underlying such stock options will vest upon the achievement of certain regulatory and commercial milestones. During the years ended December 31, 2023 and 2022, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the years ended December 31, 2022, and 2021, no milestones were achieved under performance-based stock options.

During the year ended December 31, 2023, one regulatory development milestone was achieved under performance-based stock options granted in connection with the hiring of its chief executive officer. Stock options with this milestone were granted during the year ended December 31, 2021. During the year ended December 31, 2023, the Company recognized stock-based compensation expense related to this milestone of $10.7 million.

As of December 31, 2023, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development	$24,813	$25,888	$49,746
Selling, general and administrative	47,716	35,714	54,883
Restructuring	838	—	—
	$73,367	$61,602	$104,629

The stock-based compensation expense of $0.8 million recorded for the restructuring in the year ended December 31, 2023 is the incremental amount related to modifying the exercise period for outstanding, vested stock option grants that had been granted to employees whose employment was terminated in the restructuring. The expense was recorded within the restructuring expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes stock-based compensation expense by award type recognized during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock options	$47,695	$54,971	$78,516
Restricted stock units	24,424	5,587	25,375
Employee stock purchase plan	1,248	1,044	738
	$73,367	$61,602	$104,629

For stock option awards, the fair value is estimated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which stock options are granted. For grants with service based vesting conditions, the fair value of the stock options is amortized on a straight-line basis for stock option awards to employees, non-employee directors and non-employee consultants over the requisite service period of the awards.

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the years ended December 31, 2023, 2022 and 2021 was $29.53, $25.96 and $51.87, respectively.

The fair value of each stock option granted under the Company’s equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	0%	0%	0%
Expected volatility	72%	73%	76%
Risk-free interest rate	3.85%	2.49%	0.63%
Expected term	6.01 years	6.03 years	5.92 years

Expected dividend yield: the Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Risk-free interest rate: the Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: the Company uses the historical volatility of its publicly traded common stock, as there is adequate historical data for the duration of the expected term.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical terminations. For the years ended December 31, 2023, 2022 and 2021, the weighted-average forfeiture rates were 16.6%, 19.2% and 16.7%, respectively.

2014 Employee Stock Purchase Plan

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board. The ESPP became effective upon the completion of the IPO. A total of 282,000 shares of common stock were authorized for issuance under the ESPP.

On June 16, 2022, the Company’s stockholders approved an amendment to the ESPP to add 300,000 shares of common stock to the ESPP.

On June 16, 2023, the Company’s stockholders approved an amendment to the ESPP to add 500,000 shares of common stock to the ESPP.

As of December 31, 2023, 445,920 shares have been issued and 636,080 shares are available for issuance under the ESPP. At December 31, 2023, accrued expenses includes $0.4 million of stock-based compensation expense related to an enrollment period for which the related shares had not been issued as of December 31, 2023.

10.
Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(541,489)	$(532,784)	$(457,892)
Denominator:
Weighted average common stock outstanding - basic and diluted	59,836,441	59,306,094	58,670,230
Net loss per share - basic and diluted	$(9.05)	$(8.98)	$(7.80)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Stock options	7,663,041	7,138,350	6,599,429
Restricted stock units	1,662,363	160,403	563,334
Employee stock purchase plan	61,402	76,105	23,625
	9,386,806	7,374,858	7,186,388

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of potential dilutive securities above.

11.
Income Taxes

Loss before income tax expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$(541,656)	$(532,539)	$(457,693)
Foreign	167	(245)	(199)
	$(541,489)	$(532,784)	$(457,892)

There is no current or deferred provision for income taxes because the Company has historically incurred and utilized operating losses prior to the year ended December 31, 2023. As of December 31, 2023, the Company continues to maintain a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax due at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	4.1	1.8	1.9
Stock-based compensation	(1.7)	(1.9)	(5.2)
Federal and state tax credits	2.4	2.1	3.5
Change in valuation allowance	(26.2)	(23.0)	(20.7)
Other	0.4	—	(0.5)
	0.0%	0.0%	0.0%

Significant components of the Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(in thousands)
Net operating losses	$428,785	$347,880
Tax credits	133,602	118,393
Capitalized research and development expenses	110,690	66,849
Stock-based compensation	53,860	49,916
Accrued expenses	7,018	8,750
Depreciation and amortization	1,456	1,386
Lease liability	1,207	2,803
Right of use asset	(1,042)	(2,433)
Other	(382)	(258)
Total net deferred tax asset before valuation allowance	735,194	593,286
Valuation allowance	(735,194)	(593,286)
	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets as of December 31, 2023.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $1.8 billion, of which $30.4 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2023, the Company had state net operating loss carryforwards of $991.2 million that begin to expire in 2033. As of December 31, 2023, the Company had federal and state research and development tax credits carryforwards of $81.4 million and $15.3 million, respectively, which begin to expire in 2031 and 2032, respectively. As of December 31, 2023, the Company had federal orphan drug tax credit carryforwards of $40.1 million, which begin to expire in 2034.

As of December 31, 2023, net deferred tax assets before the valuation allowance increased $141.9 million, primarily due to the capitalization of research and development expenses and the increase of federal and state net operating loss carryforwards due to the loss generated for the year ended December 31, 2023. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state net operating loss, capitalized research and development expenses and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $735.2 million and $593.3 million has been established at December 31, 2023 and 2022, respectively. The valuation allowance increased by $141.9 million and $122.7 million for the years ended December 31, 2023 and 2022, respectively, primarily due to the capitalization of research and development expenses and generation of net operating losses. The valuation allowance increased by $94.5 million for the year ended December 31, 2021, primarily due to generation of net operating losses.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Code, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent two ownership changes for Section 382 purposes which occurred on March 11, 2014 and December 31, 2015. As a result of the ownership changes, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to cause any of the impacted net operating loss and tax credit carryforwards to expire unused. Subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

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

The following table reconciles the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, if any, for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Balance as of January 1	$6,846	$6,084	$—
Increases related to current year tax positions	655	697	396
Increases related to prior year tax positions	242	65	5,688
Balance as of December 31	$7,743	$6,846	$6,084

For the years ended December 31, 2023, 2022 and 2021, the increases in unrecognized tax benefits related to current year and prior year tax positions with respect to the Company’s federal and state tax credits.

The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2020 to the present. Tax attributes such as net operating losses and tax credits generated prior to 2020 and utilized in open years may still be adjusted upon examination.

12.
Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”) for its employees. Each employee may elect to contribute a portion of his or her compensation to the 401(k) Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2023, 2022 and 2021, the Company matched 50% of eligible contributions to the 401(k) Plan up to 6% of employee contributions. For the years ended December 31, 2023, 2022 and 2021 the Company contributed $3.9 million, $3.0 million and $1.8 million, respectively, to the 401(k) Plan.

13. Restructuring

In August 2023, the Company implemented a strategic corporate reorganization and reprioritization of its pipeline. The reorganization included a reduction of the Company’s workforce by approximately 40%, designed to right-size the organization as the Company worked to achieve sustained growth and support the commercialization of ZURZUVAE to treat women with PPD. During the twelve months ended December 31, 2023, the Company recorded $33.4 million of expense for restructuring, representing all restructuring charges expected to be incurred, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued restructuring charges as of December 31, 2023 will be paid in cash by March 31, 2024.

The following table summarizes activity related to the restructuring accrual:

Restructuring accrual
(in thousands)
Balance as of January 1, 2023	$—
Restructuring expenses incurred	33,386
Cash paid	(19,163)
Non-cash activity	(3,634)
Balance as of December 31, 2023	$10,589

14. Subsequent Events

Office Space Lease

On January 22, 2024, the Company entered into a lease agreement (the “Lease”) for approximately 30,567 rentable square feet of office space in a multi-tenant building located in Cambridge, Massachusetts (the “Premises”). The Company will relocate its corporate headquarters to the Premises upon the expiration on August 31, 2024 of (i) the lease of 63,017 square feet of office space for the Company’s current headquarters at 215 First Street, Cambridge, Massachusetts, the first multi-tenant building; and (ii) the lease of 40,419 square feet of additional office space at 245 First Street, Cambridge, Massachusetts, the second multi-tenant building, each in accordance with its terms. The term of the Lease will commence on the later of (1) September 1, 2024, or (2) the date on which improvements to the premises are, or are deemed to be, substantially completed (the “Commencement Date”). The Company’s obligation for the payment of rent for the premises begins six months after the Commencement Date (the “Rent Commencement Date”). The Lease has an initial term of approximately sixty-six months, measured from the Commencement Date. The monthly base rent due under the Lease initially shall be $224,158 per month for the first year following the Rent Commencement Date and is scheduled to increase by approximately 3% per annum for each subsequent year. The Company has the option to extend the Lease one time for an additional five-year period, subject to the terms therein.

In connection with its entry into the Lease and as a security deposit, the Company has provided the landlord a letter of credit in the amount of approximately $1.4 million, which the Company and the landlord have agreed may be reduced to approximately $1.2 million following the third anniversary of the Rent Commencement Date, provided that no event of default by the Company has occurred. The landlord has the right to terminate the Lease upon customary events of default.

Option Exchange Program

On January 23, 2024, the Company initiated a tender offer related to a one-time stock option exchange program pursuant to which eligible non-executive officer employees are being given the opportunity to exchange certain outstanding stock options to purchase shares of the Company’s common stock for replacement options to purchase a lesser number of shares of common stock (the “Option Exchange”). Stock options eligible for exchange have an exercise price per share of $35.00 or greater, in addition to certain other requirements, and will be exchanged for replacement options with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant of the replacement options, which is currently expected to be February 21, 2024. Approximately 3.5 million outstanding stock options are eligible to be exchanged. All the replacement options will be granted in exchange for tendered options at ratios ranging from 1.50:1 to 5:00:1, depending on the current exercise price of the tendered option. Holders of eligible options may elect to tender their eligible options through the expiration of the offer period, which is currently expected to be February 20, 2024. The Company does not expect to incur significant additional stock-based compensation expense as a result of the Option Exchange. The consummation of the Option Exchange was subject to approval by the Company’s stockholders, which approval was received at the special meeting of stockholders held on January 31, 2024.

Exhibit Index

Exhibit No.	Description

3.1

Fifth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-36544) filed on July 25, 2014)

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on June 16, 2023)

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

10.10+

Non-Solicitation, Confidentiality and Assignment Agreement by and between the Registrant and Kimi Iguchi, dated March 8, 2013 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.11

Form of Indemnification Agreement to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.12

Form of Indemnification Agreement to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.13**

Supply Agreement by and between the Registrant and CyDex Pharmaceuticals, Inc., dated December 13, 2012, as amended August 21, 2013 and April 30, 2014 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.14+

Severance and Change In Control Agreement between the Registrant and Jeffrey M. Jonas, dated September 25, 2014 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on March 6, 2015)

10.15+

Severance and Change In Control Agreement between the Registrant and Kimi Iguchi, dated September 30, 2014, as amended (incorporated by reference to Exhibit 10.15 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.16+

Severance and Change In Control Agreement between the Registrant and Albert J. Robichaud, dated September 25, 2014, as amended (incorporated by reference to Exhibit 10.16 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.17**

Exclusive License Agreement by and between the Registrant and the Regents of the University of California, dated June 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-36544) filed on October 31, 2015)

10.18

Third Amendment to Lease, by and between Registrant and ARE-MA Region No. 38, LLC, dated September 9, 2015 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.19

Fourth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated October 27, 2015 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.20

Amendment No. 3 to Supply Agreement, by and between the Registrant and CyDex Pharmaceuticals, Inc., dated September 25, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2015)

10.21

Fifth Amendment to Lease, by and between the Registrant and ARE-MA Region No. 38, LLC, dated December 9, 2015 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 29, 2016)

10.22

Lease Agreement, by and between the Registrant and Jamestown Premier 245 First, LLC, dated May 24, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 9, 2016)

10.23+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

Exhibit No.	Description

10.24

Sixth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 3, 2017)

10.25

First Amendment to Lease by and between CLPF-Cambridge Science Center LLC and the Registrant dated April 4, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 5, 2018)

10.26+

Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018 (incorporated by reference to Exhibit 10.1 of the Registration’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.27

Seventh Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated October 23, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.28

Eighth Amendment to Lease by and between ARE-MA Region No. 38, LLC and the Registrant, dated March 29, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 6, 2019)

10.29+

Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 2, 2023)

10.30†

Biogen Collaboration and License Agreement by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated November 27, 2020 (incorporated by reference to Exhibit 10.30 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.31†

Stock Purchase Agreement by and between the Registrant and Biogen MA Inc., dated November 27, 2020 (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.32+

Offer Letter by and between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.33+

Severance and Change In Control Agreement between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.34+

Letter Agreement between the Registrant and Jeffrey Jonas, dated December 15, 2020 (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.35+

Offer Letter by and between the Registrant and Christopher Benecchi, dated September 13, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.36+

Severance and Change In Control Agreement between the Registrant and Christopher Benecchi, dated September 13, 2021, as amended (incorporated by reference to Exhibit 10.36 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.37

Side Letter to Biogen Collaboration and License Agreement, by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated October 21, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.38+

2014 Employee Stock Purchase Plan, as amended, dated June 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 7, 2023)

10.39+

Offer Letter by and between the Registrant and Laura Gault, dated October 18, 2022 (incorporated by reference to Exhibit 10.39 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.40+

Severance and Change in Control Agreement between the Registrant and Laura Gault, dated October 18, 2022, as amended (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 16, 2023)

Exhibit No.	Description

10.41+

CNS Innovation Advisory Board Consulting Agreement between the Registrant and Jeff Jonas, dated November 8, 2022 (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.42+

Amended and Restated Non-Employee Director Compensation Policy, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 2, 2023)

10.43+

Separation Agreement between the Registrant and Albert J. Robichaud, Ph.D., dated September 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrants Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 7, 2023)

10.44+

Master Consulting Agreement and Statement of Work between the Registrant and Albert J. Robichaud, Ph.D., dated September 15, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 7, 2023)

10.45

Sales Agreement, dated as of November 7, 2023, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on November 7, 2023)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Compensation Recovery Policy of the Registrant

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)

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

SAGE THERAPEUTICS, INC.

Date: February 14, 2024	By:	/s/ Barry E. Greene

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Barry E. Greene	Chief Executive Officer, President and Director (Principal Executive Officer)	February 14, 2024
Barry E. Greene

/s/ Kimi Iguchi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2024
Kimi Iguchi

/s/ Jeffrey M. Jonas	Director	February 14, 2024
Jeffrey M. Jonas, M.D.

/s/ Michael F. Cola	Director	February 14, 2024
Michael F. Cola

/s/ Steven Paul	Director	February 14, 2024
Steven Paul, M.D.

/s/ James Frates	Director	February 14, 2024
James Frates

/s/ Geno Germano	Director	February 14, 2024
Geno Germano

/s/ Elizabeth Barrett	Director	February 14, 2024
Elizabeth Barrett

/s/ George Golumbeski	Director	February 14, 2024
George Golumbeski, Ph.D.

/s/ Jessica Federer	Director	February 14, 2024
Jessica Federer