Form 10-Q
period 2024-03-31
Sage Therapeutics, Inc.
filed 2024-04-25
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 18, 2024, there were 60,182,031 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations and goals for commercialization of ZURZUVAE™ in the U.S. as a treatment for women with postpartum depression, or PPD, including our beliefs in the potential benefit and profile of ZURZUVAE for the treatment of women with PPD; our estimates as to the number of women with PPD and our belief in the market opportunity in this indication; the potential market for ZURZUVAE for the treatment of women with PPD; our market access, sales and marketing, customer support, and distribution strategies for ZURZUVAE and related expectations, goals, and assumptions; our market access goal of helping all women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible with minimal restrictions; and the potential future results of our commercialization efforts in the U.S.;
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
•
our plans for the development of our product candidates for the treatment of brain health diseases and disorders, and potentially for other indications, including our development plans for dalzanemdor; the potential for positive results from our ongoing studies of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease and Alzheimer’s disease, despite negative results from the Phase 2 PRECEDENT Study evaluating dalzanemdor for the treatment of cognitive impairment associated with Parkinson’s disease; our beliefs as to the potential profile and benefit of our product candidates; our plans with respect to other research and development activities; and expected timelines for our planned activities;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD. We and Biogen may not be successful in our commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve broad market acceptance from healthcare professionals, patients or payors for the treatment of this disease. For example, healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or to only prescribe ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. Women with PPD may decide that they do not want to be treated with ZURZUVAE including out of concerns about its safety and tolerability profile or use while breastfeeding. Payors may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity on measurements scales, requiring prior consultation with a psychiatrist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. Also, even if a healthcare professional writes a prescription for ZURZUVAE, it may not result in product being shipped to a patient and a patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process too slow or complicated. We may also encounter other limitations or issues related to the commercialization of ZURZUVAE, including as a result of its price. As a result, we may not generate revenues at the levels or on the timing we expect. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects.
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
•
We may not achieve positive results in the ongoing or planned clinical trials and non-clinical studies of our product candidates. Positive results from earlier non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same indications or other indications. The results of non-clinical studies or clinical trials of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.

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
•
Existing or future laws, regulations, executive orders or policies aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations. For example, the Inflation Reduction Act of 2022 and other existing, pending or future federal and state reforms aimed at reducing healthcare costs, including pricing and reimbursement of pharmaceutical products, may in the future result in reduced reimbursement and access for our products or cause us to curtail certain development plans due to concerns about commercial viability, any of which could adversely affect our ability to generate revenue and negatively impact our business, results of operations and financial condition.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$172,653	$70,992
Marketable securities	544,360	682,192
Prepaid expenses and other current assets	26,588	31,825
Collaboration receivable - related party	10,509	83,009
Restricted cash	1,332	1,332
Total current assets	755,442	869,350
Property and equipment, net	1,585	1,921
Restricted cash	1,500	—
Right-of-use operating asset	2,857	4,458
Other long-term assets	6,216	6,548
Total assets	$767,600	$882,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,479	$10,318
Accrued expenses	52,014	67,264
Operating lease liability, current portion	3,306	5,165
Total current liabilities	61,799	82,747
Total liabilities	61,799	82,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2024 and December 31, 2023; 60,185,064 and 60,046,676 shares issued at March 31, 2024 and December 31, 2023; 60,182,031 and 60,043,643 shares outstanding at March 31, 2024 and December 31, 2023	6	6
Treasury stock, at cost, 3,033 shares at March 31, 2024 and December 31, 2023	(400)	(400)
Additional paid-in capital	3,385,124	3,370,397
Accumulated deficit	(2,678,142)	(2,569,659)
Accumulated other comprehensive loss	(787)	(814)
Total stockholders’ equity	705,801	799,530
Total liabilities and stockholders’ equity	$767,600	$882,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product revenue, net	$1,690	$3,294
Collaboration revenue - related party	6,212	—
Total revenue	7,902	3,294
Operating costs and expenses:
Cost of revenues	1,269	230
Research and development	71,734	92,826
Selling, general and administrative	52,574	65,708
Total operating costs and expenses	125,577	158,764
Loss from operations	(117,675)	(155,470)
Interest income, net	9,204	8,830
Other expense, net	(12)	(188)
Net loss	$(108,483)	$(146,828)
Net loss per share—basic and diluted	$(1.80)	$(2.46)
Weighted average number of common shares outstanding—basic and diluted	60,136,198	59,674,127
Comprehensive loss:
Net loss	$(108,483)	$(146,828)
Other comprehensive items:
Unrealized gain on marketable securities	27	5,118
Total comprehensive loss	$(108,456)	$(141,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(108,483)	$(146,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,698	20,038
Premium on marketable securities	(23)	(29)
Amortization of discount on marketable securities	(1,554)	(3,179)
Depreciation expense	336	323
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,237	(8,024)
Collaboration receivable - related party	72,500	(1,342)
Other long-term assets	332	515
Right-of-use operating asset	1,601	1,470
Operating lease liabilities, current	(1,859)	41
Operating lease liabilities, non-current	—	(1,728)
Accounts payable	(3,839)	(6,550)
Accrued expenses and other liabilities	(15,778)	(8,389)
Net cash used in operating activities	(37,832)	(153,682)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	201,054	351,982
Purchases of marketable securities	(61,618)	(156,890)
Purchases of property and equipment	—	(225)
Net cash provided by investing activities	139,436	194,867
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	1,559	3,301
Payment of employee tax obligations related to vesting of restricted stock units	(2)	(629)
Net cash provided by financing activities	1,557	2,672
Net increase in cash, cash equivalents and restricted cash	103,161	43,857
Cash, cash equivalents and restricted cash at beginning of period	72,324	163,969
Cash, cash equivalents and restricted cash at end of period	$175,485	$207,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2022	59,509,125	$6	3,033	$(400)	$3,291,369	$(10,206)	$(2,028,170)	$1,252,599
Issuance of common stock from exercises of stock options	52,058	—	—	—	438	—	—	438
Issuance of common stock under the employee stock purchase plan	76,105	—	—	—	2,863	—	—	2,863
Stock-based compensation expense	—	—	—	—	19,568	—	—	19,568
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	5,118	—	5,118
Vesting of restricted stock units, net of employee tax obligations	124,713	—	—	—	(629)	—	—	(629)
Net loss	—	—	—	—	—	—	(146,828)	(146,828)
Balances at March 31, 2023	59,762,001	$6	3,033	$(400)	$3,313,609	$(5,088)	$(2,174,998)	$1,133,129

Balances at December 31, 2023	60,043,643	$6	3,033	$(400)	$3,370,397	$(814)	$(2,569,659)	$799,530
Issuance of common stock from exercises of stock options	7,142	—	—	—	52	—	—	52
Issuance of common stock under the employee stock purchase plan	61,402	—	—	—	1,507	—	—	1,507
Stock-based compensation expense	—	—	—	—	13,170	—	—	13,170
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	27	—	27
Vesting of restricted stock units, net of employee tax obligations	69,844	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	(108,483)	(108,483)
Balances at March 31, 2024	60,182,031	$6	3,033	$(400)	$3,385,124	$(787)	$(2,678,142)	$705,801

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

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of March 31, 2024, the Company had an accumulated deficit of $2.7 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, its results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, its cash flows for the three months ended March 31, 2024 and 2023, and its statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023. The consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the year ended December 31, 2023. Intercompany accounts and transactions have been eliminated.

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

Product Revenue, Net

The Company generates product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers. The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at March 31, 2024, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at March 31, 2024, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement, milestone payments and the Company’s share of ZURZUVAE revenues under the elements of the arrangement accounted for under ASC Topic 808. For additional information, see the Collaborative Arrangements section below and refer to Note 7, Collaboration Agreements.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above, and presents the arrangement as license and milestone revenue or other collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.

For collaboration arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship instead of a vendor-customer relationship are recorded as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expense, or selling, general and administrative expense, depending on the nature of the activity. For additional information relating to the accounting for the co-commercialization of ZURZUVAE in the U.S. with Biogen under Topic 808, refer to Note 7, Collaboration Agreements.

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

The Company’s cash equivalents and marketable securities at March 31, 2024 and December 31, 2023 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2024 and December 31, 2023, respectively.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2024 and December 31, 2023.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$159,464	$159,464	$—	$—
U.S. government securities	4,983	—	4,983	—
U.S. corporate bonds	1,993	—	1,993	—
International corporate bonds	4,962	—	4,962	—
Total cash equivalents	171,402	159,464	11,938	—
Marketable securities:
U.S. government securities	136,725	—	136,725	—
U.S. corporate bonds	181,949	—	181,949	—
International corporate bonds	83,861	—	83,861	—
U.S. commercial paper	30,357	—	30,357	—
International commercial paper	45,059	—	45,059	—
U.S. certificates of deposit	1,303	—	1,303	—
U.S. municipal securities	65,106	—	65,106	—
Total marketable securities	544,360	—	544,360	—
	$715,762	$159,464	$556,298	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$59,852	$59,852	$—	$—
U.S. government securities	8,695	—	8,695	—
Total cash equivalents	68,547	59,852	8,695	—
Marketable securities:
U.S. government securities	166,925	—	166,925	—
U.S. corporate bonds	210,198	—	210,198	—
International corporate bonds	97,675	—	97,675	—
U.S. commercial paper	23,370	—	23,370	—
International commercial paper	46,900	—	46,900	—
U.S. certificates of deposit	8,830	—	8,830	—
U.S. municipal securities	128,294	—	128,294	—
Total marketable securities	682,192	—	682,192	—
	$750,739	$59,852	$690,887	$—

During the three months ended March 31, 2024 and 2023, there were no transfers among the Level 1, Level 2 and Level 3 categories.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale securities by major security type including gross unrealized gains and losses and credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$136,948	$16	$(239)	$—	$136,725
U.S. corporate bonds	182,247	42	(340)	—	181,949
International corporate bonds	83,974	23	(136)	—	83,861
U.S. commercial paper	30,349	9	(1)	—	30,357
International commercial paper	45,064	2	(7)	—	45,059
U.S. certificates of deposit	1,303	—	—	—	1,303
U.S. municipal securities	65,262	—	(156)	—	65,106
	$545,147	$92	$(879)	$—	$544,360

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$167,165	$107	$(347)	$—	$166,925
U.S. corporate bonds	210,491	191	(484)	—	210,198
International corporate bonds	97,698	99	(122)	—	97,675
U.S. commercial paper	23,360	11	(1)	—	23,370
International commercial paper	46,935	3	(38)	—	46,900
U.S. certificates of deposit	8,830	—	—	—	8,830
U.S. municipal securities	128,527	26	(259)	—	128,294
	$683,006	$437	$(1,251)	$—	$682,192

As of March 31, 2024 and December 31, 2023, the Company had $3.6 million and $4.2 million, respectively, of accrued interest receivable relating to the Company’s available-for-sale securities which is included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

No accrued interest receivable was written off during the three months ended March 31, 2024 and 2023. Realized gains or losses were immaterial for the three months ended March 31, 2024 and 2023.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$100,615	$(141)	$21,462	$(98)	$122,077	$(239)
U.S. corporate bonds	115,218	(283)	15,430	(57)	130,648	(340)
International corporate bonds	42,335	(114)	5,718	(22)	48,053	(136)
U.S. commercial paper	4,914	(1)	—	—	4,914	(1)
International commercial paper	18,766	(7)	—	—	18,766	(7)
U.S. municipal securities	50,157	(104)	14,948	(52)	65,105	(156)
	$332,005	$(650)	$57,558	$(229)	$389,563	$(879)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$52,521	$(96)	$41,911	$(251)	$94,432	$(347)
U.S. corporate bonds	111,901	(246)	43,851	(238)	155,752	(484)
International corporate bonds	43,708	(87)	6,014	(35)	49,722	(122)
U.S. commercial paper	7,848	(1)	—	—	7,848	(1)
International commercial paper	37,300	(38)	—	—	37,300	(38)
U.S. municipal securities	90,095	(143)	31,345	(116)	121,440	(259)
	$343,373	$(611)	$123,121	$(640)	$466,494	$(1,251)

As of March 31, 2024 and December 31, 2023, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. As of March 31, 2024, the Company does not intend to sell those investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of March 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $46.3 million and maturities of one to two years.

As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and municipal securities with a fair value of $110.3 million and maturities of one to two years.

All marketable securities, including those with remaining contractual maturities of more than one year, are classified as current assets on the balance sheet because they are considered to be “available-for-sale” and the Company can convert them into cash to fund current operations.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024 and the year ended December 31, 2023.

5. Accrued Expenses

The following table summarizes accrued expenses as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accrued research and development costs	$30,627	$26,040
Restructuring	2,568	10,589
Employee-related	7,092	21,339
Professional services	11,178	8,589
Other	549	707
	$52,014	$67,264

6. Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s active leases have remaining lease terms of up to one year. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

The Company leases office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, the Company’s current headquarters at 215 First Street, Cambridge, Massachusetts, under an operating lease that will expire on August 31, 2024 (the “First Building Lease”) and 40,419 square feet in the second building, at 245 First Street, Cambridge, Massachusetts, under an operating lease that will expire on August 31, 2024 (the “Second Building Lease”); and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

In January 2024, the Company entered into a lease agreement (the “New Lease”) with 55 Cambridge Parkway, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 30,567 square feet of office space located at 55 Cambridge Parkway, Cambridge, Massachusetts (the “New Premises”). The Company intends to relocate its corporate headquarters to the New Premises upon the expiration on August 31, 2024 of the First Building Lease and the Second Building Lease, each in accordance with its terms. The term of the New Lease will commence on the later of (1) September 1, 2024, or (2) the date on which improvements to the New Premises are, or are deemed to be, substantially completed (the “Commencement Date”). The Company’s obligation for the payment of rent for the New Premises begins six months after the Commencement Date (the “Rent Commencement Date”). As of March 31, 2024, a lease commencement date in accordance with ASC 842, Leases, had not occurred, as such no right-of-use asset or lease liability has been recorded. The New Lease has an initial term of approximately sixty-six months, measured from the Commencement Date (the “New Lease Term”). The monthly base rent due under the New Lease shall initially be $224,158 per month for the first year following the Rent Commencement Date and is scheduled to increase by approximately 3% per annum for each subsequent year of the New Lease Term. The Company has the option to extend the New Lease one time for an additional five-year period, subject to the terms therein. The Lease also provides for a construction allowance (the “Allowance”) not to exceed approximately $3.4 million to be applied to the construction costs of the New Premises. The Allowance must be used on or before the one-year anniversary of the Commencement Date or will be deemed forfeited with no further obligation by the Landlord.

In connection with its entry into the New Lease, and as a security deposit, the Company has provided the Landlord a letter of credit in the amount of approximately $1.4 million during three months ended March 31, 2024, which the Company and the Landlord have agreed may be reduced to approximately $1.2 million following the third anniversary of the Rent Commencement Date, provided that no event of default by the Company has occurred. The Landlord has the right to terminate the New Lease upon customary events of default.

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to March 31, 2024, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to March 31, 2024, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three months ended March 31, 2024 and 2023, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to March 31, 2024, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three months ended March 31, 2024 and 2023, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

7. Collaboration Agreements

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023 the Company recognized no collaboration revenue from the Company’s agreement with Shionogi.

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

In the fourth quarter of 2023 the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the year ended December 31, 2023. Payment of the $75.0 million milestone was received during January 2024. During the three months ended March 31, 2024 and 2023, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

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

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as collaboration revenue - related party. Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenue and costs are accounted for as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expenses, or selling, general and administrative expenses, in the condensed consolidated statement of operations and comprehensive loss, depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement accounted for under Topic 808, including activities associated with the sale of ZURZUVAE in the U.S., as well as ongoing costs related to the development of SAGE-217 products and SAGE-324 products, as reflected in our condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Collaboration revenue - related party	$6,212	$—
Cost of revenues	1,201	—
Research and development expenses	7,031	22,171
Selling, general and administrative expenses	12,983	18,963

The revenue, cost and expense categories in the table above reflects the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Collaboration revenue - related party	$(6,212)	$—
Cost of revenues	(562)	—
Research and development expenses	(5,657)	(17,282)
Selling, general and administrative expenses	2,306	3,034

As of March 31, 2024, the Company recorded a collaboration receivable - related party of $10.5 million all related to net reimbursement for the amounts due for the three months ended March 31, 2024. As of December 31, 2023, the Company recorded a collaboration receivable – related party of $83.0 million, consisting of $8.0 million of net reimbursement for amounts due for the three months ended December 31, 2023 and the $75.0 million milestone achieved. During the three months ended March 31, 2024, no payments were made to Biogen and the Company received $82.6 million from Biogen for the amounts due for the three months ended December 31, 2023. During the three months ended March 31, 2023, no payments were made to Biogen and the Company received $12.9 million from Biogen for the amounts due for the three months ended December 31, 2022.

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

8. Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 120,000,000 authorized shares of common stock, par value $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors of the Company (the “Board”), if any. As of March 31, 2024 and December 31, 2023, no dividends have been declared.

As of March 31, 2024, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at March 31, 2024 was $0.4 million.

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

Upon delivery of a placement notice, and subject to the terms and conditions of the Sales Agreement, Cowen may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any of the Shares in the ATM Offering.

The Company or Cowen may suspend or terminate the ATM Offering upon notice to the other parties and subject to other conditions. Cowen will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations, and the rules of The Nasdaq Global Market.

The Company has agreed to pay Cowen commission for its service in acting as agent in the sale of the Shares in the amount of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement

During the three months ended March 31, 2024, the Company did not sell any shares under the Sales Agreement.

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

The 2014 Plan provides for an annual increase, to be added on the first day of each year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2024, 2,401,745 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2023, were added to the 2014 Plan.

On December 15, 2016, the Board approved the 2016 Inducement Equity Plan (as amended and restated, the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company. On September 20, 2018, the Board amended the 2016 Plan to increase the total number of shares reserved for issuance by 1,200,000 shares. On April 16, 2024, the Board amended the 2016 Plan to reduce the number of shares reserved for issuance thereunder to 428,074 shares and to provide that no further grants may be made under the 2016 Plan after April 16, 2024.

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Stock options granted by the Company that are not performance-based are considered time-based because they vest based on the continued service of the grantee with the

Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% vesting at the one-year anniversary and generally expire 10 years after the date of grant.

As of March 31, 2024, the total number of shares underlying outstanding awards under all equity plans was 11,170,620 and the total number of shares available for future issuance under all equity plans was 6,627,028 shares.

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

Option Exchange Program

On January 23, 2024, the Company initiated a tender offer related to a one-time stock option exchange program pursuant to which eligible non-executive officer employees were given the opportunity to exchange certain outstanding stock options (the “Eligible Options”) to purchase shares of the Company’s common stock for replacement options to purchase a lesser number of shares of common stock (the “Option Exchange”) upon the terms and subject to the conditions set forth in the Offer to Exchange Eligible Options for Replacement Options dated January 23, 2024 (the “Offer to Exchange”). Stock options eligible for exchange had an exercise price per share of $35.00 or greater, in addition to certain other requirements, and were exchanged for replacement options with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant of the replacement options, which was February 21, 2024. The consummation of the Option Exchange was subject to approval by the Company’s stockholders, which approval was received at the special meeting of stockholders held on January 31, 2024. The Company accepted for exchange Eligible Options to purchase a total of 3,079,608 shares of the Company’s common stock. All tendered Eligible Options were cancelled effective as of February 21, 2024, and promptly thereafter, in exchange thereof, the Company granted replacement options for a total of 1,483,113 shares of the Company’s common stock, pursuant to the terms of the Offer to Exchange and the 2014 Plan. The exercise price per share of the replacement options was $22.20 per share, which was the closing price per share of the Company’s common stock on the Nasdaq Global Market on February 21, 2024. The replacement options vest over 18 months from the date of grant and have a term of seven years.

The Company expects to incur a total of $1.7 million of additional stock-based compensation expense as a result of the Option Exchange, to be recognized over the 18-month vesting period of the replacement options.

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,088,394	$34.27
Granted	1,252,139	$23.67
Vested	(69,943)	$44.66
Forfeited	(75,604)	$35.69
Outstanding as of March 31, 2024	4,194,986	$30.91

Time-based restricted stock units

During the three months ended March 31, 2024 and 2023, the Company granted 857,084 and 330,617 time-based restricted stock units, respectively, to its employees and consultants.

During the three months ended March 31, 2024 and 2023 there were 69,943 and 14,494 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three months ended March 31, 2024 and 2023 was $1.6 million and $0.6 million, respectively.

As of March 31, 2024, 2,399,564 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $33.8 million.

Performance restricted stock units

During the three months ended March 31, 2024 and 2023, the Company granted 395,055 and 822,718 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones. Certain performance restricted stock units vest upon the Company reaching specified measures of total stockholder return.

Recognition of stock-based compensation expense associated with performance restricted stock units, except for those with milestones that are measures of total stockholder return, commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. Recognition of stock-based compensation expense associated with performance restricted stock units with milestones that are measures of total stockholder return commences on the grant date and is recorded independently of the vesting outcomes of the grants.

As of and for the three months ended March 31, 2024 and 2023, for performance restricted stock units that were outstanding, and other than performance restricted stock units for which the vesting is tied to total stockholder return, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards. During the three months ended March 31, 2024 and 2023, the Company recorded $0.3 million and $21,000 of stock-based compensation expense, respectively, related to performance restricted stock units for which vesting is tied to total stockholder return.

During the three months ended March 31, 2024, no outstanding performance restricted stock units vested.

During the three months ended March 31, 2023, one regulatory development milestone for outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $5.5 million and the Company recognized stock-based compensation expense related to this milestone of $8.5 million.

As of March 31, 2024, 1,795,422 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $70.7 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,118,041	$76.02	5.66	$475
Granted	2,030,551	$22.41
Exercised	(7,142)	$7.18
Forfeited	(3,165,816)	$86.34
Outstanding as of March 31, 2024	6,975,634	$55.81	5.93	$231
Exercisable as of March 31, 2024	3,931,681	$70.00	4.55	$231

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $45.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.66 years.

The intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $0.1 million and $1.7 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2024 and 2023, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2024 and 2023, no milestones were achieved under performance-based stock options.

As of March 31, 2024, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$4,965	$8,773
Selling, general and administrative	8,733	11,265
	$13,698	$20,038

The following table summarizes stock-based compensation expense by award type recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	$7,451	$10,015
Restricted stock units	5,719	9,553
Employee stock purchase plan	528	470
	$13,698	$20,038

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2024 and 2023 was $15.11 and $29.65, respectively.

10. Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(108,483)	$(146,828)
Denominator:
Weighted average common stock outstanding - basic and diluted	60,136,198	59,674,127
Net loss per share - basic and diluted	$(1.80)	$(2.46)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Stock options	6,520,634	7,733,310
Restricted stock units	2,399,564	470,891
Employee stock purchase plan	52,975	46,846
	8,973,173	8,251,047

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of potential dilutive securities above.

11. Restructuring

In August 2023, the Company implemented a strategic corporate reorganization and reprioritization of its pipeline. The reorganization included a reduction of the Company’s workforce by approximately 40%, designed to right-size the organization as the Company works to achieve sustained growth and support the commercialization of ZURZUVAE to treat women with PPD.

As of March 31, 2024, the Company has paid substantially all of the accrued restructuring charges. Total restructuring charges incurred to date are $32.8 million which is the total expected amount to be incurred.

The following table summarizes activity related to the restructuring accrual during the three months ended March 31, 2024:

Restructuring Accrual
(in thousands)
Balance as of December 31, 2023	$10,589
Restructuring expenses incurred	(597)
Cash paid	(7,424)
Non-cash activity	—
Balance as of March 31, 2024	$2,568

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K, for the year ended December 31, 2023, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part II, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

COMPOUND	TARGET INDICATIONS	PHASE 1	PHASE 2	PHASE 3	STATUS
Postpartum Depression Commercial Products					
ZURZUVAE™* (zuranolone) CIV	Postpartum Depression				MARKETED
ZULRESSO® (brexanolone) CIV injection	Postpartum Depression				MARKETED
Pipeline					
Zuranolone* (SAGE-217)	Major Depressive Disorder**			PHASE 3	
Dalzanemdor (SAGE-718)	Huntington's Disease Cognitive Impairment		IN PHASE 2		
	Alzheimer's Disease Mild Cognitive Impairment and Mild Dementia		IN PHASE 2		
SAGE-324*	Essential Tremor		IN PHASE 2		
Programs In Evaluation					

SAGE-689
Acute GABA Hypofunction

SAGE-421
NMDA Hypofunction

SAGE-319
GABA Hypofunction

**Collaboration Partners: Biogen Inc. and Shionogi for zuranolone and Biogen Inc. for SAGE-324*
***The FDA issued a CRL on August 4, 2023, related to the NDA for the treatment of adults with MDD stating that the application did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that an additional study or studies will be needed. No Phase 3 trials are currently ongoing.*

Please refer to the U.S. Prescribing Information for ZULRESSO and the U.S. Prescribing Information for ZURZUVAE
Safety and efficacy for investigational uses or compounds have not been established. There is no guarantee that the outcome of these studies will be positive or result in approval by a h

Our product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

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

We and Biogen are jointly developing zuranolone and another of our late-stage compounds, SAGE-324, in the U.S. pursuant to the Biogen Collaboration Agreement. We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, if our ongoing and any future development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of patients with major depressive disorder, or MDD, in Japan.

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

We also are developing a portfolio of other novel compounds that target GABAA receptors, including SAGE-324, which is a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing. We have completed enrollment of patients with essential tremor in a Phase 2b dose-ranging clinical trial of SAGE-324, known as the KINETIC 2 Study, and expect to announce topline results from the KINETIC 2 Study in mid-2024. In May 2022, we also initiated an open-label Phase 2 clinical trial designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor, with incidence of treatment-emergent adverse events as the primary endpoint. This is intended to be a multi-year clinical trial, and is currently open to rollover patients from other SAGE-324 clinical trials in patients with essential tremor, including the KINETIC 2 Study. We believe SAGE-324 may also have potential for the treatment of a number of other neurological conditions, including epilepsy and Parkinson’s disease. Additional development plans for SAGE-324 will be determined as part of our strategic collaboration with Biogen.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is dalzanemdor, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease and Alzheimer’s disease.

The FDA has granted dalzanemdor Fast Track designation as a potential treatment for patients with Huntington’s disease. In addition, in October 2023, the FDA granted Orphan Drug Designation to dalzanemdor for the potential treatment of Huntington’s disease. The European Medicines Agency previously granted Orphan Drug Designation to dalzanemdor for the potential treatment of Huntington’s disease in February 2023. Dalzanemdor has also been granted Innovative Licensing and Access Pathway, or ILAP, designation from the Medicines & Healthcare products Regulatory Agency, or MHRA, in the United Kingdom for the development of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease. Dalzanemdor is currently being studied in three ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with cognitive impairment associated with Huntington’s disease. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed dalzanemdor over three months. We expect to report topline data from the DIMENSION Study in late 2024.

•
SURVEYOR Study

In March 2022, we initiated the SURVEYOR Study, a placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with cognitive impairment associated with Huntington’s disease, with a healthy volunteer component. The SURVEYOR Study is designed to generate evidence linking changes in cognition to functioning, and is not designed or powered to demonstrate a statistically significant difference between dalzanemdor and placebo. We completed enrollment in the SURVEYOR Study in February 2024 and expect to report topline data from the SURVEYOR Study in mid-2024.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study to evaluate the long-term safety and tolerability of dalzanemdor in patients with cognitive impairment associated with Huntington’s disease.

In addition, we are evaluating dalzanemdor for the treatment of cognitive issues associated with Alzheimer’s disease. In December 2022, we initiated the LIGHTWAVE Study, a randomized placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease. The LIGHTWAVE Study is designed to evaluate the safety and efficacy of dalzanemdor dosed over an 84-day period, followed by a controlled follow-up period. We completed enrollment in the LIGHTWAVE Study in March 2024 and expect to report topline data from the LIGHTWAVE Study in late 2024.

In April 2024, we announced topline results from the PRECEDENT Study, a double-blind, placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with mild cognitive impairment due to Parkinson’s disease, which was designed to evaluate the safety and efficacy of dalzanemdor in this patient population over 42 days, followed by a controlled follow-up period. The PRECEDENT Study did not meet its primary endpoint of demonstrating statistically significant difference from baseline in participants treated with once-daily dalzanemdor versus placebo on the Wechsler Adult Intelligence Scale Fourth Edition-IV (WAIS-IV) Coding Test score at Day 42. A total of 86 participants were enrolled and randomized in the PRECEDENT Study. Dalzanemdor was generally well-tolerated, and there were no new safety signals observed. A total of 48 participants experienced treatment emergent adverse events, or TEAEs. The majority of TEAES were mild to moderate in severity. The analyses did not suggest any meaningful differences versus placebo in the other exploratory endpoints, such as the SCales for Outcomes in PArkinson’s disease-COGnition (SCOPA-COG). Based on these results, we do not plan any further development of dalzanemdor for the treatment of Parkinson’s disease.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.7 billion as of March 31, 2024. Our net loss was $108.5 million for the three months ended March 31, 2024. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and operating losses for the foreseeable future.

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. See “—Liquidity and Capital Resources”.

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
•
complete ongoing and planned clinical trials of dalzanemdor;
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

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO as a treatment for PPD in June 2019. In addition, in late 2023, we began to generate collaboration revenue - related party from our share of Biogen’s sales of ZURZUVAE in the U.S.

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

We and Biogen are utilizing a specialty pharmacy distribution model by which ZURZUVAE is shipped directly to women with PPD who are prescribed the treatment. We and Biogen have active field sales forces supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. We and Biogen are continuing to engage in discussions with national, regional and government payors to advocate for broad and equitable access to ZURZUVAE for women with PPD with minimal restrictions. Payor coverage is currently in place for a majority of commercially covered lives for ZURZUVAE in the treatment of women with PPD without step therapy or complex prior authorizations, including coverage from two national Pharmacy Benefit Managers. We expect formulary discussions to continue over the course of 2024.

In the first quarter ending March 31, 2024, over 700 prescriptions for ZURZUVAE were shipped and delivered. We have also launched a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance, such as the potential for copay assistance for women with PPD who have commercial insurance and the potential to be provided product at no cost for eligible patients.

Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect that the commercial availability of ZURZUVAE for women with PPD, our limited commercial efforts for ZULRESSO, and barriers to treatment with ZULRESSO will continue to substantially limit the revenue opportunity for ZULRESSO and the number of healthcare settings that are or become treatment sites for ZULRESSO. We expect that ZULRESSO revenues are likely to continue to decrease over time with availability of ZURZUVAE as an additional treatment for women with PPD. ZULRESSO is administered as a continuous infusion given over two and a half days.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. As a result of the purchase of common stock by BIMA, Biogen is a related party of ours. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S. and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen is the principal and records sales of ZURZUVAE in the U.S. and will be the principal and record sales of Licensed 217 Products globally. We will be the principal and record sales of Licensed 324 Products in the U.S. and Biogen will be the principal and record sales of Licensed 324 Products in the Biogen Territory. In the year ended December 31, 2020, we recorded license and milestone revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. We also achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million and recorded license and milestone revenue - related party in in the fourth quarter of 2023 for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, are recorded as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expense or selling, general and administrative expense, depending on the nature of the activity. For further discussion regarding the accounting for collaborative arrangements, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues from sales of any commercialized products, and other payments. We expect that our revenue will increase due to the commercial launch of ZURZUVAE for the treatment of women with PPD which commenced in December 2023. We achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

Cost of revenues includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to both ZULRESSO and ZURZUVAE for an extended period of time. We expect that overall, our cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. Following commercialization, payments to or reimbursements from Biogen related to commercial co-manufacturing activities are accounted for as an increase to or reduction of cost of revenues. During the three months ended March 31, 2024 and 2023, we recorded net reimbursement of $5.7 million and $17.3 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Even though we have post-approval obligations for ZURZUVAE, we expect that our research and development spending will decrease as a result of focusing our development efforts in the near term on our product candidates dalzanemdor and SAGE-324 and pausing certain earlier-stage programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including those personnel costs associated with the direct sales and marketing force and our patient support program for ZURZUVAE, including salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZURZUVAE and ZULRESSO; launch activities related to ZURZUVAE; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three months ended March 31, 2024 and 2023, we recorded net reimbursement from us to Biogen of $2.3 million and $3.0 million, respectively, that was added to our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
Product revenue, net	$1,690	$3,294	$(1,604)
Collaboration revenue - related party	6,212	—	6,212
Total revenue	7,902	3,294	4,608
Operating costs and expenses:
Cost of revenues	1,269	230	1,039
Research and development	71,734	92,826	(21,092)
Selling, general and administrative	52,574	65,708	(13,134)
Total operating costs and expenses	125,577	158,764	(33,187)
Loss from operations	(117,675)	(155,470)	37,795
Interest income, net	9,204	8,830	374
Other expense, net	(12)	(188)	176
Net loss	$(108,483)	$(146,828)	$38,345

Product Revenue, Net

During the three months ended March 31, 2024 and 2023, we recognized $1.7 million and $3.3 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Collaboration Revenue - Related Party

During the three months ended March 31, 2024, we recognized $6.2 million of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue is 50% of the net sales Biogen reports for ZURZUVAE.

During the three months ended March 31, 2023, we recognized no collaboration revenue - related party under the Biogen Collaboration Agreement.

We expect that further revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of our share of collaboration revenues resulting from Biogen’s sales of any commercialized products, license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

During the three months ended March 31, 2024 and 2023, cost of revenues was $1.3 million and $0.2 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore a portion of such costs are excluded from the cost of revenues for the three months ended March 31, 2024 and 2023. We estimate that our cost of revenues as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$1,053	$23,139	$(22,086)
SAGE-324	7,899	6,256	1,643
dalzanemdor (SAGE-718)	23,568	13,064	10,504
Other research and development programs	11,565	17,906	(6,341)
Unallocated expenses	28,341	40,970	(12,629)
Stock-based compensation	4,965	8,773	(3,808)
Net reimbursement from Biogen	(5,657)	(17,282)	11,625
	$71,734	$92,826	$(21,092)

Research and development expenses for the three months ended March 31, 2024 were $71.7 million, compared to $92.8 million for the three months ended March 31, 2023. The decrease of $21.1 million was primarily due to the following:

•
a decrease of $22.1 million in expenses for development of zuranolone, primarily due a decrease in manufacturing spend resulting from only receiving marketing approval for PPD and the completion of clinical trials in the fourth quarter of 2023;
•
an increase of $10.5 million in expenses for development of dalzanemdor, primarily due to increased activities directed towards the ongoing conduct of one Phase 3 clinical trial and three Phase 2 clinical trials which were initiated during 2022;
•
a decrease of $6.3 million in expenses for other research and development programs, primarily due to decreased work on early-stage research and clinical programs as a result of the restructuring even in the third quarter of 2023;

•
a decrease of $12.6 million in expenses for unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of our restructuring in the third quarter of 2023;
•
a decrease of $3.8 million in expenses for stock-based compensation, primarily due to the recognition of $4.2 million of expense related to the achievement of performance-based vesting criteria during the three months ended March 31, 2023. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2024; and
•
a decrease of $11.6 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended March 31, 2024, the amount of net reimbursement was $0.5 million for zuranolone, $4.0 million for SAGE-324 and $1.2 million for costs that are reimbursable and included in unallocated expenses. For the three months ended March 31, 2023, the amount of net reimbursement was $11.4 million for zuranolone, $3.1 million for SAGE-324 and $2.7 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in zuranolone expense for manufacturing for both us and Biogen resulting from PPD only approval and the completion of clinical trials in the fourth quarter of 2023.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
Personnel-related	$22,761	$28,887	$(6,126)
Stock-based compensation	8,733	11,265	(2,532)
Professional fees	11,173	11,561	(388)
Other	7,601	10,961	(3,360)
Net reimbursement to Biogen	2,306	3,034	(728)
	$52,574	$65,708	$(13,134)

Selling, general and administrative expenses for the three months ended March 31, 2024 were $52.6 million, compared to $65.7 million for the three months ended March 31, 2023. The decrease of $13.1 million was primarily due to the following:

•
a decrease of $6.1 million in personnel-related expenses, primarily due to the reduction of headcount as a result of our restructuring in the third quarter of 2023;
•
a decrease of $2.5 million in stock-based compensation expense, primarily due to the recognition of $4.3 million of expense related to the achievement of performance-based vesting criteria during the three months ended March 31, 2023. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended March 31, 2024. This amount was partially offset by an increase in expense related to new time-based restricted stock grants during the three months ended March 31, 2024;
•
a decrease of $3.4 million in other expense, primarily due to lower expenses related to overhead including consultants and technology as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $0.7 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended March 31, 2024, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $2.2 million for external costs. For the three months ended March 31, 2023, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $2.9 million for external costs. The primary reason for the decrease in net reimbursement was a decrease in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE to treat women with PPD. As a result of the reduction of our workforce, we expect to realize annualized cost savings of approximately $100.0 million. As of March 31, 2024 we have recorded a total of $32.8 million of expense related to the restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges have been incurred and paid in cash as of March 31, 2024.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended March 31, 2024 and 2023 were $9.2 million and $8.6 million, respectively. The primary reason for the increase was the increase in interest rates in the three months ended March 31, 2023 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our product ZULRESSO in June 2019 for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE in December of 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of March 31, 2024, we had an accumulated deficit of $2.7 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. Upon the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, we also became entitled to receive a $75.0 million milestone payment from Biogen, which we received in January 2024. From our inception through March 31, 2024, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

As of March 31, 2024, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $717.0 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,832)	$(153,682)
Investing activities	139,436	194,867
Financing activities	1,557	2,672
	$103,161	$43,857

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities primarily resulted from our net loss of $108.5 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, partially offset by changes in our operating assets and liabilities of $58.2 million, which includes receipt of a $75.0 million milestone payment from Biogen, and $12.5 million of non-cash items.

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

Investing Activities

During the three months ended March 31, 2024 and 2023, net cash provided by investing activities was $139.4 million and $194.9 million, respectively. During the three months ended March 31, 2024 and 2023, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $1.6 million and $2.7 million, respectively. The decrease was mainly due to a decrease of proceeds from the purchase of shares under the Employee Stock Purchase Plan.

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

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. As a result of the restructuring we implemented in August 2023, we expect that our operating expenses will decrease in 2024 as compared to 2023. While we expect an overall decrease in our operating expenses in 2024 as compared to 2023, we still expect to incur significant operating expenses, including in connection with our efforts to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These costs will include the expenses associated with ongoing co-commercialization activities; advancement of our planned and ongoing clinical trials for dalzanemdor and SAGE-324; continuing certain research activities; and pursuing our strategic plan.

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
•
the timing and amount of revenues from sales of ZULRESSO, which we expect will continue to decrease over time as a result of expected sales of ZURZUVAE and will also continue to be impacted by a number of other factors, including: the rate, degree and level of market acceptance for ZULRESSO for the treatment of PPD in the U.S., particularly given the commercial availability of ZURZUVAE; our decision to focus our efforts primarily on account management for active ZULRESSO treatment sites; the continued availability of healthcare settings in those geographies to administer ZULRESSO and the ability and willingness of such healthcare settings to make sufficient capacity available; the level of reimbursement for both ZULRESSO and the infusion in the healthcare setting both by commercial and government payors, and the nature of limitations on coverage and reimbursement; and the number of healthcare professionals willing to prescribe ZULRESSO and women with PPD who agree to be treated with ZULRESSO;
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
•
the ability of SAGE-324, dalzanemdor and our other clinical-stage product candidates to progress through clinical development successfully and on the timelines we expect; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;
•
the amounts we are entitled to receive, if any, from Biogen and Shionogi under our collaborations for profit-sharing, cost-sharing, development, regulatory, and sales milestones, and royalty payments;
•
the size of the markets for which our products are approved and in the indications we are pursuing or plan to study with our product candidates; the portion of the population in the approved indications for our products are actually prescribed; and the rate and degree of market acceptance, pricing, and availability and level of reimbursement for our products and product candidates, if successfully developed and approved;
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

Contractual Obligations and Commitments

As disclosed in Note 6, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report, in January 2024, we entered into a lease for new office space in a multi-tenant building at 55 Cambridge Parkway, Cambridge, Massachusetts consisting of 30,567 square feet, which will commence on the later of (1) September 1, 2024, or (2) the date on which improvements to the new premises are, or are deemed to be, substantially completed. The lease has an initial term of approximately sixty-six months. The monthly base rent due under the lease shall initially be $224,158 per month for the first year following the rent commencement date and is scheduled to increase by approximately 3% per annum for each subsequent year of the lease term. The monthly base rent does not include related common area maintenance costs or real estate taxes, because those costs are variable.

There have been no other material changes to our contractual obligations and commitments as included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $717.0 million as of March 31, 2024. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business currently depends heavily on our ability, along with our collaboration partner, Biogen, to successfully commercialize ZURZUVAE in the U.S. as a treatment for women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023. ZURZUVAE is the first oral treatment specifically indicated for PPD. We may never be able to successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. ZURZUVAE may not achieve broad market acceptance from healthcare professionals treating women with PPD. Healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or may only consider prescribing ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. ZURZUVAE may also not achieve broad market acceptance from women with PPD who may decide that they do not want to be treated with ZURZUVAE out of concerns about the safety and tolerability profile of ZURZUVAE or use while breastfeeding. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the once-daily 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions that may cause a woman with PPD not to consider ZURZUVAE as a treatment option. ZURZUVAE may also not achieve broad market acceptance for the treatment of women with PPD if payors are not willing to provide reimbursement for the treatment or impose significant restrictions on reimbursement. Payors may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity on measurements scales, requiring prior consultation with a psychiatrist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. In addition, even if a healthcare professional writes a prescription for ZURZUVAE for the treatment of a women with PPD, the prescription may not result in product being shipped to a patient and a patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process of obtaining a prescription through the specialty pharmacy too slow or complicated. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve success. ZURZUVAE may also not achieve the clinical benefit we expect in women with PPD. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter other market-related issues, including as a result of the price we charge, in the commercialization of ZURZUVAE for the treatment of women with PPD. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or we or Biogen may not be able or willing to scale our resources at the right time or at an effective level. Even if we are successful in commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from ZURZUVAE for the treatment of women with PPD will be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

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

For example, in April 2024, we announced that the PRECEDENT Study, a Phase 2 clinical trial evaluating dalzanemdor as a treatment for Parkinson’s disease, did not meet its primary endpoint and analyses did not suggest any meaningful differences versus placebo in the other exploratory endpoints. We are continuing to advance our clinical program for dalzanemdor with multiple ongoing placebo-controlled Phase 2 studies across multiple disease areas, including its potential lead indication, cognitive impairment associated with Huntington’s disease, as well as cognitive impairment in Alzheimer’s disease, and these trials may similarly be unsuccessful. Our views regarding possible distinctions among these other indications as a result of the underlying pathophysiology and symptomatology in Parkinson’s disease, may prove to be incorrect, and we may not achieve positive results from the ongoing studies of dalzanemdor in Huntington’s disease and Alzheimer’s disease.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we or our collaborators may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. We or our collaborators may find that our ongoing or future clinical trials of dalzanemdor, SAGE-324 or any of our other current or future product candidates may fail to meet their primary endpoints. For example, in April 2024, we announced that the PRECEDENT Study evaluating dalzanemdor for the treatment of cognitive impairment in Parkinson’s disease did not meet its primary endpoint, and our ongoing clinical trials of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease and Alzheimer’s disease may also fail to meet their primary endpoints. Similarly, interim results from non-clinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed.

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

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product. We have long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZURZUVAE and ZULRESSO drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or dalzanemdor. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by master service and quality agreements.

If our existing contract manufacturing organizations, or CMOs, for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory agencies, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of ZURZUVAE and ZULRESSO and of any future products that may be approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product, including ZURZUVAE and ZULRESSO, or successfully complete development of our current or future product candidates.

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

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage for any of our products, including ZURZUVAE, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet certain severity levels on measurements scales or other criteria more restrictive than the approved label for our product, or requiring other onerous and time-consuming forms of utilization management, such as prior authorization procedures, or they may limit the amount of reimbursement. These restrictions or limitations might impede appropriate use of our product for the approved indication. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is uncertainty related to third-party payor coverage and reimbursement of ZURZUVAE, given the early phase of its commercialization, or any of our product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

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

Market acceptance for any of our approved products and any product candidates that we successfully develop will depend on a number of factors, including, among others:

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
•
the willingness of the target patient population to try new therapies and of healthcare professionals to prescribe these therapies, and our ability to increase awareness of our approved products through marketing efforts;
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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. ZURZUVAE and ZULRESSO both compete with the current standard of care for PPD which commonly consists of psychotherapy; however, patients with moderate or severe symptoms of PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. We expect that the commercial availability of ZURZUVAE will further limit our commercial opportunity for ZULRESSO. In addition, ZULRESSO and ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences.

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

Dalzanemdor is an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in certain cognition-related disorders associated with NMDA receptor dysfunction, including cognitive impairment associated with diseases such as Huntington’s disease and Alzheimer’s disease. A number of other companies are working to develop products to treat Huntington’s disease. In addition, several companies have developed or are developing products for the treatment of Alzheimer’s disease.

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including regulatory, development, or commercialization strategy or appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected and we may be subject to delays, disputes, or litigation if we and any of our collaborators disagree significantly, if any of our collaborators fails to perform its obligations or terminates our collaboration in whole or in part, or if we are not able to establish future collaborations that we believe to be important to our business on commercially reasonable terms.

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
•
misappropriate our intellectual property;
•
form relationships with other entities, some of which may be our competitors; or
•
be impacted by changes to the macroeconomic and geopolitical environment or disruptions arising from pandemics or other global heath crises, and the downstream effects of these changes or disruptions.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. In addition, certain Chinese CROs that supply us with medicinal chemistry and drug metabolism research may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, including the recently proposed BIOSECURE Act, any of which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting our research activities. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZURZUVAE, ZULRESSO, or any of our product candidates that we may successfully develop.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2024, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi and achieved a milestone under the collaboration agreement with Biogen totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. As of March 31, 2024, our cash, cash equivalents and marketable securities were $717.0 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $108.5 million for the three months ended March 31, 2024, and our accumulated deficit was $2.7 billion as of March 31, 2024.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD and as we continue work to advance ongoing and future product candidates. These costs include the expenses associated with our sales and marketing activities; advancement of planned and ongoing clinical trials for dalzanemdor and SAGE-324; the cost of future clinical trials; outsourced manufacturing; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone for the treatment of MDD. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently commercializing ZURZUVAE and ZULRESSO for the treatment of women with PPD in the U.S., and are advancing our product candidates, including dalzanemdor and SAGE-324, through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our operating expenses will decrease in 2024 as compared to 2023. We expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. Our anticipated operating expenses include costs associated with sales and marketing activities; manufacturing; the costs of planned and ongoing clinical trials for dalzanemdor and SAGE-324; the cost of future clinical trials; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone for the treatment of MDD. We may seek additional capital in the future to fund operating needs. We may need to raise additional funds sooner than we currently expect if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of March 31, 2024, our cash, cash equivalents and marketable securities were $717.0 million. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our August 2023 reorganization at the levels we expect. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund future development efforts for, obtain regulatory approval for, and to commercialize our product candidates, if approved. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, such as the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, such as the announcement of negative results from the PRECEDENT Study in April 2024, our stock price is likely to decline, as it did after the issuance of the CRL for zuranolone for the treatment of MDD and the announcement of the PRECEDENT study results, which would make a future financing more difficult and potentially more dilutive to our existing stockholders. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions, including future banking crises, or pandemics and other health crises, may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description
10.1*	Office Lease Agreement between the Registrant and 55 Cambridge Parkway, LLC, dated January 22, 2024

10.2*	Offer letter by and between the Registrant and Anne Marie Cook, dated August 6, 2015

10.3*	Severance and Change in Control Agreement between the Registrant and Anne Marie Cook, dated September 15, 2015, as amended.

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

SAGE THERAPEUTICS, INC.

April 25, 2024	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

April 25, 2024	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)