Form 10-Q
period 2024-06-30
Sage Therapeutics, Inc.
filed 2024-07-31
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 24, 2024, there were 61,050,418 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
our plans for the development of our product candidates for the treatment of brain health diseases and disorders, and potentially for other indications, including our development plans for dalzanemdor; the potential for positive results from our ongoing studies of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease and Alzheimer’s disease, despite negative results from the Phase 2 PRECEDENT Study evaluating dalzanemdor for the treatment of cognitive impairment associated with Parkinson’s disease; the potential impact of our decision to adjust the primary endpoint in the ongoing DIMENSION Study, based on our review of data from the SURVEYOR Study and other relevant information; our plans to close the ongoing open label safety study of SAGE-324 in essential tremor, cease further clinical development of SAGE-324 for the treatment of essential tremor, and evaluate next steps for other potential indications, if any; our beliefs as to the potential profile and benefit of our product candidates; our plans with respect to other research and development activities; and expected timelines for our planned activities;
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
•
Our future business prospects also depend heavily on our ability to successfully develop and gain regulatory approval of our product candidates. We cannot be certain that the results of our development programs will be positive or sufficient to file for regulatory approval. We cannot be certain that we will meet our timelines, including with respect to trial completion, data readouts, and initiation of future clinical trials. Decisions or actions of the FDA or other regulatory authorities may adversely affect our plans, progress or results at any stage of development. We cannot be certain that we or our collaborators will be able to successfully file or obtain regulatory approval for, or successfully commercialize, if approved, any of our product candidates on the timelines we expect or at all. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence marketing of our products, if approved, may have a material adverse effect on our business and prospects.
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
•
We may not generate revenues from our existing products, or any of our product candidates if successfully developed, at the levels we expect. We may not achieve events tied to cash milestone payments or other payments from our collaboration partners on the timelines we expect or at all. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. Also, we may not achieve cost savings from our August 2023 corporate reorganization at the levels we expect. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove to be incorrect. We will need to raise additional funding in the future, which may not be available on acceptable terms, or at all.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$99,901	$70,992
Marketable securities	546,892	682,192
Prepaid expenses and other current assets	28,743	31,825
Collaboration receivable - related party	9,943	83,009
Restricted cash	1,332	1,332
Total current assets	686,811	869,350
Property and equipment, net	1,274	1,921
Right-of-use operating asset	1,220	4,458
Other long-term assets	7,800	6,548
Total assets	$697,105	$882,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,650	$10,318
Accrued expenses	58,982	67,264
Operating lease liability, current portion	1,411	5,165
Total current liabilities	69,043	82,747
Total liabilities	69,043	82,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2024 and December 31, 2023; 60,897,967 and 60,046,676 shares issued at June 30, 2024 and December 31, 2023; 60,894,934 and 60,043,643 shares outstanding at June 30, 2024 and December 31, 2023	6	6
Treasury stock, at cost, 3,033 shares at June 30, 2024 and December 31, 2023	(400)	(400)
Additional paid-in capital	3,410,143	3,370,397
Accumulated deficit	(2,780,996)	(2,569,659)
Accumulated other comprehensive loss	(691)	(814)
Total stockholders’ equity	628,062	799,530
Total liabilities and stockholders’ equity	$697,105	$882,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, net	$600	$2,460	$2,289	$5,754
Collaboration revenue - related party	7,420	—	13,633	—
Other collaboration revenue	634	14	634	14
Total revenues	8,654	2,474	16,556	5,768
Operating costs and expenses:
Cost of revenues	1,407	205	2,676	435
Research and development	62,564	97,161	134,297	189,987
Selling, general and administrative	55,983	75,565	108,556	141,273
Total operating costs and expenses	119,954	172,931	245,529	331,695
Loss from operations	(111,300)	(170,457)	(228,973)	(325,927)
Interest income, net	8,431	10,173	17,634	19,003
Other income (expense), net	15	(41)	2	(229)
Net loss	$(102,854)	$(160,325)	$(211,337)	$(307,153)
Net loss per share—basic and diluted	$(1.70)	$(2.68)	$(3.50)	$(5.14)
Weighted average number of common shares outstanding—basic and diluted	60,538,319	59,769,640	60,337,258	59,722,147
Comprehensive loss:
Net loss	$(102,854)	$(160,325)	$(211,337)	$(307,153)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	96	(556)	123	4,562
Total comprehensive loss	$(102,758)	$(160,881)	$(211,214)	$(302,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(211,337)	$(307,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,865	31,731
Premium on marketable securities	(135)	(71)
Amortization of discount on marketable securities	(3,491)	(7,570)
Depreciation expense	647	654
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,082	4,505
Collaboration receivable - related party	73,066	(1,430)
Other long-term assets	248	(2,119)
Right-of-use operating asset	3,238	2,972
Operating lease liabilities, current	(3,754)	82
Operating lease liabilities, non-current	—	(3,488)
Accounts payable	(1,668)	(9,566)
Accrued expenses and other liabilities	(9,030)	6,253
Net cash used in operating activities	(118,269)	(285,200)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	398,986	630,452
Purchases of marketable securities	(259,936)	(389,655)
Purchases of property and equipment	—	(337)
Net cash provided by investing activities	139,050	240,460
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	1,585	4,156
Payments of offering costs	(117)	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	8,163	—
Payment of employee tax obligations related to vesting of restricted stock units	(3)	(637)
Net cash provided by financing activities	9,628	3,519
Net increase (decrease) in cash, cash equivalents and restricted cash	30,409	(41,221)
Cash, cash equivalents and restricted cash at beginning of period	72,324	163,969
Cash, cash equivalents and restricted cash at end of period	$102,733	$122,748
Supplemental disclosure of non-cash operating activities
Purchases of property and equipment included in accounts payable	$—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2022	59,509,125	$6	3,033	$(400)	$3,291,369	$(10,206)	$(2,028,170)	$1,252,599
Issuance of common stock from exercises of stock options	52,058	—	—	—	438	—	—	438
Issuance of common stock under the employee stock purchase plan	76,105	—	—	—	2,863	—	—	2,863
Stock-based compensation expense	—	—	—	—	19,568	—	—	19,568
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	5,118	—	5,118
Vesting of restricted stock units, net of employee tax obligations	124,713	—	—	—	(629)	—	—	(629)
Net loss	—	—	—	—	—	—	(146,828)	(146,828)
Balances at March 31, 2023	59,762,001	6	3,033	(400)	3,313,609	(5,088)	(2,174,998)	1,133,129
Issuance of common stock from exercises of stock options	20,032	—	—	—	855	—	—	855
Stock-based compensation expense	—	—	—	—	11,281	—	—	11,281
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(556)	—	(556)
Vesting of restricted stock units, net of employee tax obligations	13,972	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	—	(160,325)	(160,325)
Balances at June 30, 2023	59,796,005	$6	3,033	$(400)	$3,325,737	$(5,644)	$(2,335,323)	$984,376

Balances at December 31, 2023	60,043,643	$6	3,033	$(400)	$3,370,397	$(814)	$(2,569,659)	$799,530
Issuance of common stock from exercises of stock options	7,142	—	—	—	52	—	—	52
Issuance of common stock under the employee stock purchase plan	61,402	—	—	—	1,507	—	—	1,507
Stock-based compensation expense	—	—	—	—	13,170	—	—	13,170
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	27	—	27
Vesting of restricted stock units, net of employee tax obligations	69,844	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	(108,483)	(108,483)
Balances at March 31, 2024	60,182,031	6	3,033	(400)	3,385,124	(787)	(2,678,142)	705,801
Issuance of common stock from exercises of stock options	2,920	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	16,947	—	—	16,947
Issuance of common stock upon public offering, net of issuance costs	700,000	—			8,047	—	—	8,047
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	96	—	96
Vesting of restricted stock units, net of employee tax obligations	9,983	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(102,854)	(102,854)
Balances at June 30, 2024	60,894,934	$6	3,033	$(400)	$3,410,143	$(691)	$(2,780,996)	$628,062

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

The product candidates developed by the Company require approvals from the FDA or foreign regulatory authorities prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive, or that the Company’s current products, ZULRESSO and ZURZUVAE, will maintain, the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed for any of its product candidates, such occurrences may have a material adverse impact on the Company’s business and its financial condition.

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, the risk of a recession and ongoing conflicts in other countries. In addition, if equity and credit markets deteriorate, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to its existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of June 30, 2024, the Company had an accumulated deficit of $2.8 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, its results of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, its cash flows for the six months ended June 30, 2024 and 2023, and its statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023. The consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

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

Product Revenue, Net

The Company generates product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers. The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2024, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at June 30, 2024, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement, milestone payments and the Company’s share of ZURZUVAE revenues under the elements of the arrangement accounted for under ASC Topic 808 Collaborative Arrangements (“Topic 808”). For additional information, see the Collaborative Arrangements section below and refer to Note 7, Collaboration Agreements.

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

The Company’s cash equivalents and marketable securities at June 30, 2024 and December 31, 2023 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect ASU 2023-07 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09 on the condensed consolidated financial statements and related disclosures.

3.
Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2024 and December 31, 2023.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$93,902	$93,902	$—	$—
U.S. commercial paper	4,972	—	4,972	—
Total cash equivalents	98,874	93,902	4,972	—
Marketable securities:
U.S. government securities	84,508	—	84,508	—
U.S. corporate bonds	205,394	—	205,394	—
International corporate bonds	109,490	—	109,490	—
U.S. commercial paper	67,154	—	67,154	—
International commercial paper	45,109	—	45,109	—
U.S. certificates of deposit	2,203	—	2,203	—
U.S. municipal securities	33,034	—	33,034	—
Total marketable securities	546,892	—	546,892	—
	$645,766	$93,902	$551,864	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$59,852	$59,852	$—	$—
U.S. government securities	8,695	—	8,695	—
Total cash equivalents	68,547	59,852	8,695	—
Marketable securities:
U.S. government securities	166,925	—	166,925	—
U.S. corporate bonds	210,198	—	210,198	—
International corporate bonds	97,675	—	97,675	—
U.S. commercial paper	23,370	—	23,370	—
International commercial paper	46,900	—	46,900	—
U.S. certificates of deposit	8,830	—	8,830	—
U.S. municipal securities	128,294	—	128,294	—
Total marketable securities	682,192	—	682,192	—
	$750,739	$59,852	$690,887	$—

During the six months ended June 30, 2024 and 2023, there were no transfers among the Level 1, Level 2 and Level 3 categories.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale securities by major security type including gross unrealized gains and losses and credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$84,623	$—	$(115)	$—	$84,508
U.S. corporate bonds	205,746	6	(358)	—	205,394
International corporate bonds	109,641	15	(166)	—	109,490
U.S. commercial paper	67,152	3	(1)	—	67,154
International commercial paper	45,109	1	(1)	—	45,109
U.S. certificates of deposit	2,203	—	—	—	2,203
U.S. municipal securities	33,109	—	(75)	—	33,034
	$547,583	$25	$(716)	$—	$546,892

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$167,165	$107	$(347)	$—	$166,925
U.S. corporate bonds	210,491	191	(484)	—	210,198
International corporate bonds	97,698	99	(122)	—	97,675
U.S. commercial paper	23,360	11	(1)	—	23,370
International commercial paper	46,935	3	(38)	—	46,900
U.S. certificates of deposit	8,830	—	—	—	8,830
U.S. municipal securities	128,527	26	(259)	—	128,294
	$683,006	$437	$(1,251)	$—	$682,192

As of June 30, 2024 and December 31, 2023, the Company had $3.8 million and $4.2 million, respectively, of accrued interest receivable relating to the Company’s available-for-sale securities which is included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

No accrued interest receivable was written off during the three and six months ended June 30, 2024 and 2023. Realized gains or losses were immaterial for the three and six months ended June 30, 2024 and 2023.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$46,179	$(44)	$33,425	$(71)	$79,604	$(115)
U.S. corporate bonds	165,291	(246)	30,021	(112)	195,312	(358)
International corporate bonds	79,172	(109)	19,985	(57)	99,157	(166)
U.S. commercial paper	12,887	(1)	—	—	12,887	(1)
International commercial paper	3,908	(1)	—	—	3,908	(1)
U.S. municipal securities	14,818	(31)	18,216	(44)	33,034	(75)
	$322,255	$(432)	$101,647	$(284)	$423,902	$(716)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$52,521	$(96)	$41,911	$(251)	$94,432	$(347)
U.S. corporate bonds	111,901	(246)	43,851	(238)	155,752	(484)
International corporate bonds	43,708	(87)	6,014	(35)	49,722	(122)
U.S. commercial paper	7,848	(1)	—	—	7,848	(1)
International commercial paper	37,300	(38)	—	—	37,300	(38)
U.S. municipal securities	90,095	(143)	31,345	(116)	121,440	(259)
	$343,373	$(611)	$123,121	$(640)	$466,494	$(1,251)

As of June 30, 2024 and December 31, 2023, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, international corporate bonds, and U.S. municipal securities were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. As of June 30, 2024, the Company does not intend to sell those investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. corporate bonds, international corporate bonds and U.S. municipal securities with a fair value of $43.4 million and maturities of one to two years.

As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities, U.S. corporate bonds, international corporate bonds and U.S. municipal securities with a fair value of $110.3 million and maturities of one to two years.

All marketable securities, including those with remaining contractual maturities of more than one year, are classified as current assets on the balance sheet because they are considered to be “available-for-sale” and the Company can convert them into cash to fund current operations.

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2024 and the year ended December 31, 2023.

5. Accrued Expenses

The following table summarizes accrued expenses as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(in thousands)
Accrued research and development costs	$33,753	$26,040
Restructuring	762	10,589
Employee-related	14,297	21,339
Professional services	9,726	8,589
Other	444	707
	$58,982	$67,264

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

In January 2024, the Company entered into a lease agreement (the “New Lease”) with 55 Cambridge Parkway, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 30,567 square feet of office space located at 55 Cambridge Parkway, Cambridge, Massachusetts (the “New Premises”). The Company intends to relocate its corporate headquarters to the New Premises upon the expiration on August 31, 2024 of the First Building Lease and the Second Building Lease, each in accordance with its terms. The term of the New Lease will commence on the later of (1) September 1, 2024, or (2) the date on which improvements to the New Premises are, or are deemed to be, substantially completed (the “Commencement Date”). The Company’s obligation for the payment of rent for the New Premises begins six months after the Commencement Date (the “Rent Commencement Date”). As of June 30, 2024, a lease commencement date in accordance with ASC 842, Leases, had not occurred, as such no right-of-use asset or lease liability has been recorded. The New Lease has an initial term of approximately sixty-six months, measured from the Commencement Date (the “New Lease Term”). The monthly base rent due under the New Lease shall initially be $224,158 per month for the first year following the Rent Commencement Date and is scheduled to increase by approximately 3% per annum for each subsequent year of the New Lease Term. The Company has the option to extend the New Lease one time for an additional five-year period, subject to the terms therein. The Lease also provides for a construction allowance (the “Allowance”) not to exceed approximately $3.4 million to be applied to the construction costs of the New Premises. The Allowance must be used on or before the one-year anniversary of the Commencement Date or will be deemed forfeited with no further obligation by the Landlord.

In connection with its entry into the New Lease, and as a security deposit, the Company has provided the Landlord a letter of credit in the amount of approximately $1.4 million, classified within other long-term assets on the condensed consolidated balance sheets, which the Company and the Landlord have agreed may be reduced to approximately $1.2 million following the third anniversary of the Rent Commencement Date, provided that no event of default by the Company has occurred. The Landlord has the right to terminate the New Lease upon customary events of default.

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to June 30, 2024, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to June 30, 2024, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three and six months ended June 30, 2024 and 2023, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

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

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to June 30, 2024, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three and six months ended June 30, 2024 and 2023, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi Territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi Territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2024 the Company recognized $0.6 million of collaboration revenue from the Company’s agreement with Shionogi. For the three and six months ended June 30, 2023 the Company recognized $14 thousand of collaboration revenue from the Company’s agreement with Shionogi.

The Company completed the evaluation of the SSP of each of the performance obligations and determined that the standalone selling price of the license performance obligation was $90.0 million. The Company recognized the transaction price allocated to the license performance obligation of $90.0 million as revenue during the quarter upon delivery of the license to Shionogi and resulting ability of Shionogi to use and benefit from the license, which was in the three months ended June 30, 2018. The remaining transaction price related to the performance obligation for the supply of certain clinical material is not significant. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Biogen

In November 2020, the Company entered into the Biogen Collaboration Agreement to jointly develop and commercialize SAGE-217 products and SAGE-324 products. Concurrently, the Company also entered into a stock purchase agreement with BIMA (the “Biogen Stock Purchase Agreement”) under which BIMA purchased shares of the Company’s common stock. The Biogen Collaboration Agreement became effective on December 28, 2020 (the “Effective Date”).

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

The Company was initially eligible to receive additional payments of up to $1.6 billion from Biogen if certain regulatory and commercial milestones were achieved. The potential future milestone payments for SAGE-217 products included up to $475.0 million for the achievement of specified regulatory and commercial milestones, including a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S., and up to $300.0 million for the achievement of specified net sales milestones. In the fourth quarter of 2023, the Company achieved the $75.0 million milestone for the first commercial sale of ZURZUVAE in PPD in the U.S. The potential future milestone payments for SAGE-324 products include up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. A total of $150.0 million of these milestone payments are related to the development of SAGE-324 for the treatment of essential tremor. In July 2024, the Company and Biogen announced that the companies do not plan to conduct further clinical development of SAGE-324 in essential tremor, and therefore the Company does not expect to receive those milestone payments. The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products and SAGE-324 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

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

In the fourth quarter of 2023 the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the fourth quarter of the year ended December 31, 2023. Payment of the $75.0 million milestone was received during January 2024. During the three and six months ended June 30, 2024 and 2023, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Collaboration revenue - related party	$7,420	$—	$13,633	$—
Cost of revenues	1,294	—	2,495	—
Research and development expenses	4,943	27,679	11,974	49,851
Selling, general and administrative expenses	13,072	28,755	26,055	47,718

The revenue, cost and expense categories in the table below reflect the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Collaboration revenue - related party	$(7,420)	$—	$(13,633)	$—
Cost of revenues	(566)	—	(1,128)	—
Research and development expenses	(3,325)	(22,418)	(8,982)	(39,700)
Selling, general and administrative expenses	1,019	7,476	3,325	10,510

As of June 30, 2024, the Company recorded a collaboration receivable - related party of $9.9 million in the condensed consolidated balance sheet all related to net reimbursement for the amounts due for the three months ended June 30, 2024. As of December 31, 2023, the Company recorded a collaboration receivable – related party of $83.0 million, consisting of $8.0 million of net reimbursement for amounts due for the three months ended December 31, 2023 and the $75.0 million milestone achieved. During the six months ended June 30, 2024, no payments were made to Biogen and the Company received $93.1 million from Biogen for the amounts due for the three months ended December 31, 2023 and the three months ended March 31, 2024. During the six months ended June 30, 2023, no payments were made to Biogen and the Company received $27.8 million from Biogen for the amounts due for the three months ended December 31, 2022 and the three months ended March 31, 2023.

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

8. Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 120,000,000 authorized shares of common stock, par value $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors of the Company (the “Board”), if any. As of June 30, 2024 and December 31, 2023, no dividends have been declared.

As of June 30, 2024, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at June 30, 2024 was $0.4 million.

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

The Company has agreed to pay Cowen commission for its service in acting as agent in the sale of the Shares in the amount of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.

During the three months ended June 30, 2024, the Company sold an aggregate of 700,000 shares under the Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million. As of June 30, 2024, $241.7 million of shares remained available for issuance and sale under the Sales Agreement.

9. Stock-Based Compensation

Equity Plans

On July 2, 2014, the stockholders of the Company approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”), which became effective immediately prior to the completion of the Company’s initial public offering. The 2014 Plan provided for the grant of restricted stock awards, restricted stock units, incentive stock options and non-statutory stock options. The 2014 Plan replaced the Company’s 2011 Stock Option and Grant Plan (the “2011 Plan”).

On June 10, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”), which had been previously approved by the Board. Upon stockholder approval, the 2024 Plan became effective immediately and replaced the 2014 Plan. The 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and cash awards. The total number of shares initially reserved for issuance under the 2024 Plan is equal to the sum of (i) 5,500,000 shares of the Company’s common stock and (ii) such additional number of shares of the Company’s common stock (up to 11,002,166 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Plan that were outstanding as of June 10, 2024, and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended, and any regulations thereunder).

The Company no longer grants stock options or other awards under its 2014 Plan or its 2011 Plan, and there are no stock options or other awards outstanding under the 2011 Plan. Any stock options and other awards outstanding under the 2014 Plan remain outstanding and effective in accordance with their terms.

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

As of June 30, 2024, the total number of shares underlying outstanding awards under the 2024 Plan, the 2014 Plan and the 2016 Plan was 11,119,248, and the total number of shares available for future issuance under the 2024 Plan was 5,480,598 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP. On June 15, 2023, the Company’s stockholders approved another amendment to the ESPP, which had been previously approved by the Board, to add an additional 500,000 shares of common stock to the ESPP. As amended, a total of 1,082,000 shares of common stock have been authorized for issuance under the ESPP. As of June 30, 2024, the total number of shares available for future issuance under the ESPP was 574,678 shares.

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

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,088,394	$34.27
Granted	1,277,080	$23.50
Vested	(80,039)	$44.21
Forfeited	(172,516)	$32.00
Outstanding as of June 30, 2024	4,112,919	$30.83

Time-based restricted stock units

During the three and six months ended June 30, 2024, the Company granted 24,941 and 882,025 time-based restricted stock units, respectively, to its employees and consultants.

During the six months ended June 30, 2023, the Company granted 330,617 time-based restricted stock units to its employees and consultants. During the three months ended June 30, 2023, the Company did not grant any time-based restricted stock units.

During the three and six months ended June 30, 2024, there were 10,096 and 80,039 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three and six months ended June 30, 2024 was $0.1 million and $1.7 million, respectively.

During the three and six months ended June 30, 2023, there were 14,144 and 28,577 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three and six months ended June 30, 2023 was $0.7 million and $1.3 million, respectively.

As of June 30, 2024, 2,343,027 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $28.8 million.

Performance restricted stock units

During the six months ended June 30, 2024, the Company granted 395,055 performance restricted stock units to its employees. During the three months ended June 30, 2024, the Company did not grant any performance restricted stock units. During the three and six months ended June 30, 2023, the Company granted 39,603 and 862,321 performance restricted stock units, respectively, to its employees and consultants. The majority of the performance restricted stock units vest upon the achievement of certain clinical and regulatory development milestones related to product candidates and certain commercial milestones. Certain performance restricted stock units vest upon the Company reaching specified measures of total stockholder return.

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

As of June 30, 2024, the achievement of one commercial milestone that is the criteria for vesting of performance restricted stock units was considered probable, but had not been met, and therefore $2.8 million of stock-based compensation expense was recognized related to these awards for the three months ended June 30, 2024.

As of June 30, 2023, for performance restricted stock units that were outstanding, and other than performance restricted stock units for which the vesting is tied to total stockholder return, the achievement of the milestones that had not been met was considered not probable, and therefore no expense was recognized related to these awards for the three months ended June 30, 2023.

During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $0.8 million of stock-based compensation expense, respectively, related to performance restricted stock units for which vesting is tied to total stockholder return. During the three and six months ended June 30, 2023, the Company recorded $21,000 and $0.3 million of stock-based compensation expense, respectively, related to performance restricted stock units for which vesting is tied to total stockholder return.

During the three and six months ended June 30, 2024, no outstanding performance restricted stock units vested.

During the three months ended March 31, 2023, one regulatory development milestone for outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $5.5 million and the Company recognized stock-based compensation expense related to this milestone of $8.5 million.

During the three months ended June 30, 2023, no outstanding performance restricted stock units vested.

As of June 30, 2024, 1,769,892 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $66.5 million. During the three months ended June 30, 2024, the achievement of one commercial milestone that is the criteria for vesting of performance restricted stock units was considered probable, but had not been met, and therefore $2.8 million of stock-based compensation expense was recognized related to these awards for the three months ended June 30, 2024.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,118,041	$76.02	5.66	$475
Granted	2,162,855	$21.79
Exercised	(10,062)	$7.69
Forfeited	(3,243,941)	$85.93
Expired	(20,564)	$8.92
Outstanding as of June 30, 2024	7,006,329	$54.99	5.78	$—
Exercisable as of June 30, 2024	4,278,083	$66.73	4.61	$—

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $40.3 million, which is expected to be recognized over the remaining weighted average vesting period of 2.66 years.

The intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $0.1 million and $1.9 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2024 and 2023, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the six months ended June 30, 2024 and 2023, no milestones were achieved under performance-based stock options.

As of June 30, 2024, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$6,118	$4,496	$11,084	$13,269
Selling, general and administrative	11,049	7,197	19,781	18,462
	$17,167	$11,693	$30,865	$31,731

The following table summarizes stock-based compensation expense by award type recognized during the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$7,724	$9,663	$15,175	$19,678
Restricted stock units	9,223	1,618	14,942	11,171
Employee stock purchase plan	220	412	748	882
	$17,167	$11,693	$30,865	$31,731

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2024 and 2023 was $14.69 and $30.41, respectively.

10. Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(102,854)	$(160,325)	$(211,337)	$(307,153)
Denominator:
Weighted average common stock outstanding - basic and diluted	60,538,319	59,769,640	60,337,258	59,722,147
Net loss per share - basic and diluted	$(1.70)	$(2.68)	$(3.50)	$(5.14)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	6,551,329	7,851,925	6,551,329	7,851,925
Restricted stock units	2,343,027	445,421	2,343,027	445,421
Employee stock purchase plan	155,484	87,938	155,484	87,938
	9,049,840	8,385,284	9,049,840	8,385,284

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

As of June 30, 2024, the Company has paid substantially all of the accrued restructuring charges. Total restructuring charges incurred to date are $32.8 million, which is the total expected amount to be incurred.

The following table summarizes activity related to the restructuring accrual during the six months ended June 30, 2024:

Restructuring Accrual
(in thousands)
Balance as of December 31, 2023	$10,589
Restructuring expenses incurred	(597)
Cash paid	(9,230)
Non-cash activity	—
Balance as of June 30, 2024	$762

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

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Alongside our postpartum depression commercial products, we are advancing a portfolio of internally discovered novel chemical entities with the potential to become differentiated products designed to improve brain health by targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is thought to be at the core of numerous neuropsychiatric disorders.

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

COMPOUND	TARGET INDICATIONS	PHASE 1	PHASE 2	PHASE 3	STATUS
Postpartum Depression Commercial Products					
ZURZUVAE®* (zuranolone) CIV	Postpartum Depression				MARKETED
ZULRESSO® (brexanolone) CIV injection	Postpartum Depression				MARKETED
Pipeline					
Zuranolone* (SAGE-217)	Major Depressive Disorder**			PHASE 3	
Dalzanemdor (SAGE-718)	Huntington's Disease Cognitive Impairment		IN PHASE 2		
	Alzheimer's Disease Mild Cognitive Impairment and Mild Dementia		IN PHASE 2		

Programs In Evaluation

- SAGE-324*** *Acute GABA Hypofunction*
- SAGE-689 *Acute GABA Hypofunction*
- SAGE-421 *NMDA Hypofunction*
- SAGE-319 *GABA Hypofunction*

**Collaboration Partners: Biogen Inc. and Shionogi for zuranolone*
***The FDA issued a CRL on August 4, 2023, related to the NDA for the treatment of adults with MDD stating that the application did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that an additional study or studies will be needed. No Phase 3 trials are currently ongoing.*
****On July 24, 2024, Sage and Biogen announced discontinuation of clinical development of SAGE-324 in ET. The companies are evaluating next steps, if any, for other potential indications.*

Please refer to the U.S. Prescribing Information for ZULRESSO and the U.S. Prescribing Information for ZURZUVAE
Safety and efficacy for investigational uses or compounds have not been established. There is no guarantee that the outcome of these studies will be positive or result in approval by a health authority

Our product ZURZUVAE™ (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

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

We and Biogen are jointly developing zuranolone and another of our compounds, SAGE-324, in the U.S. pursuant to the Biogen Collaboration Agreement. We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, and products containing SAGE-324, which we refer to as Licensed 324 Products, if our ongoing and any future development efforts are successful. We refer to the Licensed 217 Products and Licensed 324 Products collectively as the Licensed Products. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the Biogen Territory. We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of patients with major depressive disorder, or MDD, in Japan.

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

In July 2024, we and Biogen announced topline results from the KINETIC 2 Study, a Phase 2b dose-ranging clinical trial evaluating SAGE-324, a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing, in the treatment of patients with essential tremor. The KINETIC 2 Study did not demonstrate a statistically significant dose-response relationship in change from baseline to Day 91 based on the primary endpoint, The Essential Tremor Rating Assessment Scale, or TETRAS, Performance Subscale, or PS, Item 4 (upper limb) total score, in participants with essential tremor. In addition, there were no statistically significant differences demonstrated for any dose of SAGE-324 versus placebo in the change from baseline to Day 91 on the TETRAS PS Item 4 or the TETRAS Activities of Daily Living Composite Score. In the study, 147 participants (129 monotherapy and 18 adjunct therapy who were on a stable dose of propranolol prior to and during the study) were randomized in approximately equal proportions to placebo and each of the three formulations of SAGE-324—15 mg, 30 mg, and 60 mg (with uptitration)—for a three-month treatment period. Overall, there was a dose-relationship observed in the incidence of CNS depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs leading to study drug discontinuation. The most common TEAEs reported in any treatment group were somnolence, dizziness, fatigue, feeling abnormal, headache, and balance disorder. The majority of reported TEAEs were mild or moderate in intensity. Given these results, we and Biogen decided to close the separate ongoing open-label Phase 2 clinical trial of SAGE-324 designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor and do not plan to conduct further clinical development of SAGE-324 in essential tremor. Additional development plans for SAGE-324 in other indications, if any, will be determined as part of our strategic collaboration with Biogen.

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

The FDA has granted dalzanemdor Fast Track designation and Orphan Drug Designation as a potential treatment for patients with Huntington’s disease. In addition, the European Medicines Agency has granted Orphan Drug Designation to dalzanemdor for the potential treatment of Huntington’s disease. Dalzanemdor has also been granted Innovative Licensing and Access Pathway designation from the Medicines & Healthcare products Regulatory Agency in the United Kingdom for the development of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease. Dalzanemdor is currently being studied in two ongoing clinical trials in patients with Huntington’s disease cognitive impairment:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with cognitive impairment associated with Huntington’s disease. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed dalzanemdor over three months. Based on our review of data from the SURVEYOR Study and other relevant information, in July 2024, we announced that we have decided to adjust the primary endpoint in the ongoing DIMENSION Study from the HD-Cognitive Assessment Battery, or HD-CAB, a composite battery comprised of six individual tests to assess various domains of cognition relevant to Huntington’s disease, to the Symbol Digit Modalities Test, one of the cognitive tests included in the composite. We completed enrollment in the DIMENSION Study in June 2024 and expect to report topline data from the DIMENSION Study in late 2024.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study designed to evaluate the long-term safety and tolerability of dalzanemdor in patients with Huntington’s disease.

In June 2024, we announced topline results from the SURVEYOR Study, a placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with cognitive impairment associated with Huntington’s disease, with a healthy volunteer component. The SURVEYOR Study was a small study with three objectives: (i) to determine the magnitude of cognitive impairment in Huntington’s disease compared to healthy participants; (ii) to evaluate the safety of dalzanemdor in participants with Huntington’s disease; and (iii) to better understand the relationship between changes in cognition and changes in function. A total of 40 participants with Huntington’s disease and 29 healthy participants were enrolled. The HD-CAB was used to evaluate cognition in all study participants. The SURVEYOR Study met its primary endpoint demonstrating a statistically significant difference as measured by the HD-CAB composite score at baseline between healthy participants and participants with Huntington’s disease prior to any treatment with dalzanemdor or placebo. The baseline composite score for participants with Huntington’s disease was markedly lower (p < 0.0001) compared to healthy participants.

In the second part of the SURVEYOR Study, participants with Huntington’s disease were randomly assigned to receive dalzanemdor or placebo for a 28-day treatment period. The study was not designed or powered to demonstrate a statistically significant difference between dalzanemdor and placebo. In this part of the study, the safety and tolerability of dalzanemdor was evaluated as a secondary objective, and exploratory analyses included measures of cognition and function. Dalzanemdor was generally well-tolerated and no new safety signals were observed. A total of 11 participants with Huntington’s disease, all of whom received dalzanemdor, experienced TEAEs, the vast majority of which were mild to moderate in severity. There were no discontinuations in the study related to TEAEs. There was a small numerical difference observed between dalzanemdor and placebo on the HD-CAB composite score at day 28. Other prespecified analyses suggested the potential for directionally positive signals in a number of individual component tests of the HD-CAB and in some functional assessments.

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

In April 2024, we announced topline results from the PRECEDENT Study, a double-blind, placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with mild cognitive impairment due to Parkinson’s disease, which was designed to evaluate the safety and efficacy of dalzanemdor in this patient population over 42 days, followed by a controlled follow-up period. The PRECEDENT Study did not meet its primary endpoint of demonstrating statistically significant difference from baseline in participants treated with once-daily dalzanemdor versus placebo on the Wechsler Adult Intelligence Scale Fourth Edition-IV (WAIS-IV) Coding Test score at Day 42. A total of 86 participants were enrolled and randomized in the PRECEDENT Study. Dalzanemdor was generally well-tolerated, and there were no new safety signals observed. A total of 48 participants experienced TEAEs. The majority of TEAEs were mild to moderate in severity. The analyses did not suggest any meaningful differences versus placebo in the other exploratory endpoints, such as the SCales for Outcomes in PArkinson’s disease-COGnition (SCOPA-COG). Based on these results, we do not plan any further development of dalzanemdor for the treatment of Parkinson’s disease.

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

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.8 billion as of June 30, 2024. Our net loss was $211.3 million for the six months ended June 30, 2024. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial build. We expect to incur significant expenses and operating losses for the foreseeable future.

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. See “—Liquidity and Capital Resources”.

Although we expect that our operating expenses will decrease in 2024 as compared to 2023 as a result of a strategic corporate reorganization and reprioritization of our pipeline implemented in August 2023, we expect to continue to incur significant costs in connection with our ongoing activities, including if and as we:

•
commercialize ZURZUVAE for the treatment of women with PPD in the U.S. and potentially advance the development of zuranolone in additional indications as part of our strategic collaboration with Biogen;
•
complete ongoing and planned clinical trials of dalzanemdor;
•
support our collaborations with Biogen and Shionogi;
•
provide support for existing, active ZULRESSO treatment sites;
•
advance certain of our earlier-stage compounds; make decisions with respect to the development of zuranolone for the treatment of MDD; evaluate other indications, if any, for SAGE-324; continue our research and development efforts to evaluate the potential for our other existing product candidates for the treatment of additional indications; identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;
•
prepare and file NDAs with the FDA and conduct permitted pre-launch activities with respect to any of our product candidates that we believe have been successfully developed;
•
commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;

•
evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone in the European Union and other jurisdictions outside the U.S., and determine how best to move forward where and when it may make business and strategic sense;
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

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO as a treatment for PPD. In addition, in late 2023, we began to generate collaboration revenue - related party from our share of Biogen’s sales of ZURZUVAE in the U.S.

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

In the second quarter ending June 30, 2024, over 1,400 prescriptions for ZURZUVAE were shipped and delivered. We have also launched a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance for women with PPD, such as the potential for copay assistance for those with commercial insurance and the potential to be provided product at no cost for other eligible patients.

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

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Shionogi Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and drug product manufacturing of zuranolone for the treatment of MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a clinical supply agreement with Shionogi under which we supply Shionogi with zuranolone material for clinical and development purposes. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million in the year ended December 31, 2018, and for the supply of materials under the clinical supply agreement.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed Products in the U.S. and Biogen solely will develop and commercialize the Licensed Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen is the principal and records sales of ZURZUVAE in the U.S. and will be the principal and record sales of Licensed 217 Products globally. We will be the principal and record sales of Licensed 324 Products in the U.S. and Biogen will be the principal and record sales of Licensed 324 Products in the Biogen Territory. In the year ended December 31, 2020, we recorded license and milestone revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. We also achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million and recorded license and milestone revenue - related party in the fourth quarter of 2023 for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues from sales of any commercialized products, and other payments. We expect that our collaboration revenue will increase due to the commercial launch of ZURZUVAE for the treatment of women with PPD which commenced in December 2023. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

Cost of revenues includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to both ZULRESSO and ZURZUVAE for an extended period of time. We expect that our overall cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs in the U.S. under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. Following commercialization in the U.S., payments to or reimbursements from Biogen related to commercial co-manufacturing activities in the U.S. are accounted for as an increase to or reduction of cost of revenues. During the three and six months ended June 30, 2024, we recorded net reimbursement of $3.3 million and $9.0 million, respectively, and during the three and six months ended June 30, 2023, we recorded net reimbursement of $22.4 million and $39.7 million, respectively, from Biogen to us that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Even though we have post-approval obligations for ZURZUVAE, we expect that our research and development spending will decrease as a result of focusing our development efforts in the near term on our product candidate dalzanemdor and pausing certain earlier-stage programs.

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

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline to support goals for long-term business growth. As a result, we expect that our selling, general and administrative expenses will decrease in 2024 as compared to 2023. However, we expect to continue to incur significant selling, general and administrative expenses as we and our collaboration partner commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses include the personnel costs associated with the direct sales and marketing force for ZURZUVAE, and our patient support program for ZURZUVAE. For example, we plan to strategically expand our sales force early in the fourth quarter of 2024, where we believe additional resources will help accelerate demand for ZURZUVAE in the treatment of PPD. Additionally, we will incur significant expenses from the progression of our development efforts for our current or future product candidates and commercialization of those products, if successfully developed and approved. We expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and six months ended June 30, 2024, we recorded net reimbursement from us to Biogen of $1.0 million and $3.3 million, respectively, and during the three and six months ended June 30, 2023 we recorded net reimbursement from us to Biogen of $7.5 million and $10.5 million, respectively, that was added to our selling, general and administrative expenses because Biogen incurred a greater amount of these expenses than us.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Product revenue, net	$600	$2,460	$(1,860)
Collaboration revenue - related party	7,420	—	7,420
Other collaboration revenue	634	14	620
Total revenues	8,654	2,474	6,180
Operating costs and expenses:
Cost of revenues	1,407	205	1,202
Research and development	62,564	97,161	(34,597)
Selling, general and administrative	55,983	75,565	(19,582)
Total operating costs and expenses	119,954	172,931	(52,977)
Loss from operations	(111,300)	(170,457)	59,157
Interest income, net	8,431	10,173	(1,742)
Other income (expense), net	15	(41)	56
Net loss	$(102,854)	$(160,325)	$57,471

Product Revenue, Net

During the three months ended June 30, 2024 and 2023, we recognized $0.6 million and $2.5 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Collaboration Revenue - Related Party

During the three months ended June 30, 2024, we recognized $7.4 million of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen reports for ZURZUVAE.

During the three months ended June 30, 2023, we recognized no collaboration revenue - related party under the Biogen Collaboration Agreement.

Other Collaboration Revenue

During the three months ended June 30, 2024 and 2023, we recognized $0.6 million and $14 thousand, respectively, of other collaboration revenue related to the supply of zuranolone active pharmaceutical ingredient, or API, under our agreement with Shionogi.

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

Cost of Revenues

During the three months ended June 30, 2024 and 2023, cost of revenues was $1.4 million and $0.2 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore a portion of such costs are excluded from the cost of revenues for the three months ended June 30, 2024 and 2023. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$(535)	$30,502	$(31,037)
SAGE-324	4,982	10,356	(5,374)
dalzanemdor (SAGE-718)	14,805	13,132	1,673
Other research and development programs	12,119	21,691	(9,572)
Unallocated expenses	28,400	39,402	(11,002)
Stock-based compensation	6,118	4,496	1,622
Net reimbursement from Biogen	(3,325)	(22,418)	19,093
	$62,564	$97,161	$(34,597)

Research and development expenses for the three months ended June 30, 2024 were $62.6 million, compared to $97.2 million for the three months ended June 30, 2023. The decrease of $34.6 million was primarily due to the following:

•
a decrease of $31.0 million in expenses for development of zuranolone, primarily due to a decrease in manufacturing spend resulting from only receiving marketing approval for PPD and the completion of clinical trials in the fourth quarter of 2023. Expenses for the three months ended June 30, 2024 included the impact of clinical trial close out reconciliations;
•
a decrease of $5.4 million in expenses for SAGE-324, primarily due to the completion of two clinical trials which were ongoing during the three months ended June 30, 2023;
•
a decrease of $9.6 million in expenses for other research and development programs, primarily due to decreased work on early-stage research and clinical programs as a result of our restructuring in the third quarter of 2023;
•
a decrease of $11.0 million in expenses for unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $19.1 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended June 30, 2024, the amount of net reimbursement was $(0.3) million for zuranolone, $2.5 million for SAGE-324 and $1.1 million for costs that are reimbursable and included in unallocated expenses. For the three months ended June 30, 2023, the amount of net reimbursement was $15.4 million for zuranolone, $4.9 million for SAGE-324 and $2.1 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in zuranolone expense for manufacturing for both us and Biogen resulting from our receipt of approval only for the PPD indication and the completion of clinical trials in the fourth quarter of 2023.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Personnel-related	$23,198	$33,393	$(10,195)
Stock-based compensation	11,049	7,197	3,852
Professional fees	10,933	12,929	(1,996)
Other	9,784	14,570	(4,786)
Net reimbursement to Biogen	1,019	7,476	(6,457)
	$55,983	$75,565	$(19,582)

Selling, general and administrative expenses for the three months ended June 30, 2024 were $56.0 million, compared to $75.6 million for the three months ended June 30, 2023. The decrease of $19.6 million was primarily due to the following:

•
a decrease of $10.2 million in personnel-related expenses, primarily due to the reduction of headcount as a result of our restructuring in the third quarter of 2023;
•
an increase of $3.9 million in stock-based compensation expense, primarily due to the recognition of $2.2 million of expense related to the probable achievement of performance-based vesting criteria and a $1.6 million increase in expense related to new time-based restricted stock grants during the three months ended June 30, 2024. No expense was recognized related to the achievement of performance-based vesting criteria during the three months ended June 30, 2023;
•
a decrease of $4.8 million in other expense, primarily due to lower expenses related to overhead including consultants and technology as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $6.5 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended June 30, 2024, the amount of net reimbursement from us to Biogen was $(0.1) million for personnel-related costs and $1.1 million for external costs. For the three months ended June 30, 2023, the amount of net reimbursement from us to Biogen was $0.4 million for personnel-related costs and $7.0 million for external costs. The primary reason for the decrease in net reimbursement was a decrease in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE to treat women with PPD. As a result of the reduction of our workforce, we expect to realize annualized cost savings of approximately $100.0 million. As of June 30, 2024, we have recorded a total of $32.8 million of expense related to the restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges have been incurred and paid in cash as of June 30, 2024.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended June 30, 2024 and 2023 were $8.4 million and $10.1 million, respectively. The primary reason for the decrease was the smaller investment balance in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Product revenue, net	$2,289	$5,754	$(3,465)
Collaboration revenue - related party	13,633	—	13,633
Other collaboration revenue	634	14	620
Total revenues	16,556	5,768	10,788
Operating costs and expenses:
Cost of revenues	2,676	435	2,241
Research and development	134,297	189,987	(55,690)
Selling, general and administrative	108,556	141,273	(32,717)
Total operating costs and expenses	245,529	331,695	(86,166)
Loss from operations	(228,973)	(325,927)	96,954
Interest income, net	17,634	19,003	(1,369)
Other income (expense), net	2	(229)	231
Net loss	$(211,337)	$(307,153)	$95,816

Product Revenue, Net

During the six months ended June 30, 2024 and 2023, we recognized $2.3 million and $5.8 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period.

Collaboration Revenue - Related Party

During the six months ended June 30, 2024, we recognized $13.6 million of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen reports for ZURZUVAE.

During the six months ended June 30, 2023, we recognized no collaboration revenue - related party under the Biogen Collaboration Agreement.

Other Collaboration Revenue

During the six months ended June 30, 2024 and 2023, we recognized $0.6 million and $14 thousand, respectively, of other collaboration revenue related to the supply of zuranolone API under our agreement with Shionogi.

We expect that further revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of our share of collaboration revenues resulting from Biogen’s sales of any commercialized products, license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies, and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

During the six months ended June 30, 2024 and 2023, cost of revenues was $2.7 million and $0.4 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore a portion of such costs are excluded from the cost of revenues for the six months ended June 30, 2024 and 2023. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the foreseeable future. We expect to utilize zero-cost inventory with respect to ZULRESSO for an extended period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$518	$53,641	$(53,123)
SAGE-324	12,880	16,612	(3,732)
dalzanemdor (SAGE-718)	38,373	26,196	12,177
Other research and development programs	23,685	39,597	(15,912)
Unallocated expenses	56,739	80,372	(23,633)
Stock-based compensation	11,084	13,269	(2,185)
Net reimbursement from Biogen	(8,982)	(39,700)	30,718
	$134,297	$189,987	$(55,690)

Research and development expenses for the six months ended June 30, 2024 were $134.3 million, compared to $190.0 million for the six months ended June 30, 2023. The decrease of $55.7 million was primarily due to the following:

•
a decrease of $53.1 million in expenses for development of zuranolone, primarily due to a decrease in manufacturing spend resulting from only receiving marketing approval for PPD and the completion of clinical trials in the fourth quarter of 2023;
•
a decrease of $3.7 million in expenses for development of SAGE-324, primarily due to the completion of two clinical trials which were ongoing during the six months ended June 30, 2023;
•
an increase of $12.2 million in expenses for development of dalzanemdor, primarily due to increased activities directed towards the ongoing conduct of one open-label Phase 3 safety clinical trial and three Phase 2 clinical trials which were initiated during 2022;
•
a decrease of $15.9 million in expenses for other research and development programs, primarily due to decreased work on early-stage research and clinical programs as a result of our restructuring in the third quarter of 2023;
•
a decrease of $23.6 million in expenses for unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of our restructuring in the third quarter of 2023; and

•
a decrease of $30.7 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the six months ended June 30, 2024, the amount of net reimbursement was $0.2 million for zuranolone, $6.4 million for SAGE-324 and $2.3 million for costs that are reimbursable and included in unallocated expenses. For the six months ended June 30, 2023, the amount of net reimbursement was $26.8 million for zuranolone, $8.0 million for SAGE-324 and $4.8 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in zuranolone expense for manufacturing for both us and Biogen resulting from our receipt of approval only for the PPD indication and the completion of clinical trials in the fourth quarter of 2023.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Personnel-related	$46,556	$62,280	$(15,724)
Stock-based compensation	19,781	18,462	1,319
Professional fees	22,106	24,490	(2,384)
Other	16,788	25,531	(8,743)
Net reimbursement to Biogen	3,325	10,510	(7,185)
	$108,556	$141,273	$(32,717)

Selling, general and administrative expenses for the six months ended June 30, 2024 were $108.6 million, compared to $141.3 million for the six months ended June 30, 2023. The decrease of $32.7 million was primarily due to the following:

•
a decrease of $15.7 million in personnel-related expenses, primarily due to the reduction of headcount as a result of our restructuring in the third quarter of 2023;
•
a decrease of $8.7 million in other expense, primarily due to lower expenses related to overhead including consultants and technology as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $7.2 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the six months ended June 30, 2024, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $3.3 million for external costs. For the six months ended June 30, 2023, the amount of net reimbursement from us to Biogen was $0.6 million for personnel-related costs and $9.9 million for external costs. The primary reason for the decrease in net reimbursement was a decrease in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE to treat women with PPD. As a result of the reduction of our workforce, we expect to realize annualized cost savings of approximately $100.0 million. As of June 30, 2024, we have recorded a total of $32.8 million of expense related to the restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges have been incurred and paid in cash as of June 30, 2024.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the six months ended June 30, 2024 and 2023 were $17.6 million and $18.8 million, respectively. The primary reason for the decrease was the smaller investment balance in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our product ZULRESSO in June 2019 for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE in December 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of June 30, 2024, we had an accumulated deficit of $2.8 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. Upon the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, we also became entitled to receive a $75.0 million milestone payment from Biogen, which we received in January 2024. From our inception through June 30, 2024, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

In November 2023, we entered into a Sales Agreement, or the ATM Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million from time to time through Cowen. During the three months ended June 30, 2024, we sold an aggregate of 700,000 shares under the ATM Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million. As of June 30, 2024, $241.7 million of shares remained available for issuance and sale under the ATM Sales Agreement.

As of June 30, 2024, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $646.8 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(118,269)	$(285,200)
Investing activities	139,050	240,460
Financing activities	9,628	3,519
	$30,409	$(41,221)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities primarily resulted from our net loss of $211.3 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, partially offset by changes in our operating assets and liabilities of $65.2 million, which includes receipt of a $75.0 million milestone payment from Biogen, and $27.9 million of non-cash items.

During the six months ended June 30, 2023, net cash used in operating activities primarily resulted from our net loss of $307.2 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $2.8 million, partially offset by $24.7 million of non-cash items.

Investing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by investing activities was $139.1 million and $240.5 million, respectively. During the six months ended June 30, 2024 and 2023, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $9.6 million and $3.5 million, respectively. The increase was primarily due to the gross proceeds of $8.3 million from the sale of our common stock under the ATM Sales Agreement during the three months ended June 30, 2024.

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

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. Although we expect an overall decrease in our operating expenses in 2024 as compared to 2023 as a result of the restructuring we implemented in August 2023, we still expect to incur significant operating expenses, including in connection with our efforts to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These costs will include the expenses associated with ongoing co-commercialization activities; advancement of our planned and ongoing clinical trials for dalzanemdor, continuing certain research activities, and pursuing our strategic plan.

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
•
the ability of dalzanemdor and our other product candidates to progress through development successfully and on the timelines we expect; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;
•
the impact of current and future products developed by third parties that may compete with our current or future marketed products;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $646.8 million as of June 30, 2024. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For example, in July 2024, we announced that the KINETIC 2 Study, a Phase 2b dose-ranging clinical trial evaluating SAGE-324 for the treatment of patients with essential tremor, did not meet its primary or secondary endpoints. As a result, we and Biogen plan to close our ongoing open label safety study of SAGE-324 in essential tremor and do not plan to conduct further clinical development of SAGE-324 in essential tremor. While we are evaluating next steps, if any, for other potential indications for SAGE-324 as part of our strategic collaboration with Biogen, these efforts may be unsuccessful. We or Biogen, jointly or individually, may choose not to further develop SAGE-324, or if we do study SAGE-324 in additional indications, such efforts may result in significant expenditure of time and expense, and we may never achieve positive results from the SAGE-324 program.

In addition, in April 2024, we announced that the PRECEDENT Study, a Phase 2 clinical trial evaluating dalzanemdor as a treatment for Parkinson’s disease, did not meet its primary endpoint and analyses did not suggest any meaningful differences versus placebo in the other exploratory endpoints. We are continuing to advance our clinical program for dalzanemdor with multiple ongoing placebo-controlled Phase 2 studies across multiple disease areas, including its potential lead indication, cognitive impairment associated with Huntington’s disease, as well as cognitive impairment in Alzheimer’s disease, but these trials may similarly be unsuccessful. Our views regarding possible distinctions among these other indications as a result of the underlying pathophysiology and symptomatology in Parkinson’s disease, may prove to be incorrect, and we may not achieve positive results from the ongoing studies of dalzanemdor in Huntington’s disease and Alzheimer’s disease. Furthermore, any potential directionally positive signals in certain measures of the treatment phase of the SURVEYOR Study of patients with Huntington’s disease announced in June 2024 may not lead to future positive results or otherwise be meaningful to the dalzanemdor development program. In addition, although we recently announced that we have decided to adjust the primary endpoint for the DIMENSION Study, adjusting the primary endpoint does not change the probability of success for this study.

We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in the KINETIC 2 Study, we evaluated multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. SAGE-324 did not demonstrate a statistically significant dose-response relationship on the primary endpoint in participants with essential tremor. Further, a dose-relationship was observed in the incidence of CNS depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs leading to study drug discontinuation in the KINETIC 2 Study. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses, or could lead to different results than achieved with the earlier formulation or processes.

The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. The FDA or other regulatory authorities may not agree with our interpretation of the results of clinical trials or non-clinical studies. Other decisions or actions of the FDA or other regulatory authorities may affect our plans, progress, results, timing or next steps. For example, we received a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of MDD. The FDA has taken the position that one or more additional clinical trials of zuranolone are required to support approval in MDD. We may never conduct additional trials or obtain regulatory approval of zuranolone for the treatment of MDD. Even if we conduct additional trials in MDD, there is no guarantee that the design and results of any additional clinical trials we conduct will be sufficient to obtain such regulatory approval. Even if we receive regulatory approval of zuranolone for the treatment of MDD, our commercialization efforts with respect to zuranolone for the treatment of MDD may not be successful.

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

The drug development process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S. Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of any of our product candidates in the indications we study, or do not support the safety or efficacy or our intended profile for the product, as was the case with the CRL that the FDA issued related to the NDA for zuranolone for the treatment of MDD.

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

Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect that the commercial availability of ZURZUVAE for women with PPD, our limited commercial efforts for ZULRESSO, and barriers to treatment with ZULRESSO will continue to substantially limit the revenue opportunity for ZULRESSO and the number of healthcare settings that are or become treatment sites for ZULRESSO. We may also find that certain healthcare settings that have in the past been active treatment sites may not be willing to remain infusion-ready as a result of the complex requirements related to administration of ZULRESSO and compliance with the REMS, related limitations and restrictions, or because of actual or perceived difficulties obtaining satisfactory reimbursement or limitations on coverage and reimbursement or for other reasons, including staffing shortages, or as a result of the commercial availability of ZURZUVAE as an oral 14-day treatment option for women with PPD. For example, we have seen some sites make the decision to un-enroll from the REMS or let their enrollment lapse due to a variety of these factors.

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
•
In light of the commercial availability of ZURZUVAE as an oral treatment option for women with PPD, healthcare settings are less likely to complete the complex and time-consuming actions required to become infusion-ready, and those healthcare settings that have in the past been active treatment sites are not as willing to remain infusion-ready.
•
Given the mode of administration, the nature of the REMS and the current limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, use of ZULRESSO in the U.S. has been focused primarily on women with more severe symptoms of PPD, and we expect that to continue.
•
We may be unable to fully comply with our obligations under the ZULRESSO REMS or to comply with such obligations in a manner which is economical for us, which include auditing of healthcare settings, collection and analysis of required data, and other requirements, to the satisfaction of the FDA, or the FDA may require modifications to or additional restrictions under the ZULRESSO REMS.

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
•
the FDA may require a REMS as a condition of approval or post-approval for our product candidates, as was the case with ZULRESSO, or may modify an existing REMS or may impose other limitations or restrictions, like a boxed warning, as was the case with ZURZUVAE;
•
the FDA or applicable foreign regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including cGMPs; or
•
the FDA or applicable foreign regulatory authorities may change their approval policies or adopt new regulations.

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

We may seek priority review of future NDA submissions with the FDA, if our development efforts with respect to any of our product candidates are successful, but the FDA may not grant such priority review. Even if the FDA grants priority review for an NDA, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other authorities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, the U.S. government has shut down several times in recent history and certain regulatory authorities, including the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Fast Track and Breakthrough Therapy designations from the FDA, PRIority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, Innovative Licensing and Access Pathway designation from the Medicines & Healthcare products Regulatory Agency in the United Kingdom, or similar designations in other countries or regions do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD after previously granting both Fast Track and Breakthrough Therapy designations to zuranolone for MDD. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs. For example, in November 2023, the FDA rescinded Breakthrough Therapy Designation for zuranolone for the treatment of MDD.

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

We or our collaborators may find that our ongoing or future clinical trials of dalzanemdor or any of our other current or future product candidates may fail to meet their primary endpoints. For example, in April 2024, we announced that the PRECEDENT Study evaluating dalzanemdor for the treatment of cognitive impairment in Parkinson’s disease did not meet its primary endpoint. Our ongoing clinical trials of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease and Alzheimer’s disease may also fail to meet their primary endpoints. In addition, in July 2024, we announced that the KINETIC 2 Study evaluating SAGE-324 for the treatment of essential tremor did not meet its primary endpoint, and that we were discontinuing development of SAGE-324 in essential tremor. We and Biogen are evaluating next steps, if any, for other potential indications of SAGE-324. We or Biogen, jointly or individually, may choose not to further develop SAGE-324 in any indication.

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing or in frequency or duration of dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, in the KINETIC 2 Study, for which we reported negative results in July 2024, we observed a dose-relationship observed in the incidence of CNS depressant TEAEs and in the frequency of TEAEs leading to study drug discontinuation in the study. Any of our studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

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

We expect our contract manufacturers to comply with current Good Manufacturing Practices, or cGMPs, in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory authorities to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. Contract manufacturers are subject to inspections by the FDA. If the FDA were to identify deficiencies in connection with the inspections of our contract manufacturers for our products or any of our product candidates, the FDA could issue a Form 483 documenting these deficiencies and require that we provide and comply with a corrective action plan, which could impact our ability to supply product or any of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory authorities, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products.

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

If our existing contract manufacturing organizations, or CMOs, for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory authorities, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of ZURZUVAE and ZULRESSO and of any future products that may be approved. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product, including ZURZUVAE and ZULRESSO, or successfully complete development of our current or future product candidates.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. ZURZUVAE and ZULRESSO both compete with the current standard of care for PPD which commonly consists of psychotherapy; however, patients with moderate or severe symptoms of PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. We expect that the commercial availability of ZURZUVAE will further limit our commercial opportunity for ZULRESSO. In addition, ZULRESSO and ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences.

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

We and our collaboration partner Biogen achieved regulatory approval in the U.S. of ZURZUVAE for the treatment of adults with PPD, and have launched ZURZUVAE for that indication. Our collaboration with Biogen may not lead to successful commercialization of ZURZUVAE in the U.S. or successful development of zuranolone in Biogen’s ex-U.S. territory. Our existing and future collaborations, if any, may also not lead to the successful development and commercialization of ZURZUVAE in other indications or territories or of any other products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. The efforts under our existing collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Although we may become eligible to earn certain milestone payments in connection with our collaborations, we may never meet such milestones or actually receive such milestone payments. We may also not be successful in our efforts to develop additional compounds under the Biogen collaboration. For example, in July 2024, we and Biogen announced that we do not plan to conduct further clinical development of SAGE-324 in essential tremor and that we are evaluating next steps, if any, for other potential indications of SAGE-324. We or Biogen, jointly or individually, may choose not to further develop SAGE-324 in any indication.

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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory authorities and the courts. If we become obligated to restate or recalculate the amounts we report under these programs, our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and our price discounts and rebates could be increased. Additionally, we could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and other federal or state drug pricing programs, including retroactive rebates and program refunds, and if we are found to have knowingly submitted false average manufacturer price or best price information to the government, civil monetary penalties per item of false information. Certain failures to submit required data could result in a civil monetary penalty for each day the information is late beyond the due date and be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program, or, if we fail to comply with 340B program requirements, the Health Resources and Services Administration, or HRSA, could decide to terminate our 340B program participation agreement. In the event that CMS terminates our rebate agreement or HRSA terminates our 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. We are also subject to civil monetary and other penalties applicable to the drug pricing negotiation program and Part B and Part D inflation rebate programs, as discussed further below under the risk factor entitled “Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.”

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

We are also subject to the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA also has been amended through a recent referendum in California that creates additional obligations that went into effect on January 1, 2023. In November 2020, California voters approved the California Privacy Rights Act, or CPRA, ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or the CPPA. New implementing regulations will be issued under the CPRA that may lead to new or additional obligations for us. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action. Connecticut and Nevada have also passed similar laws regulating consumer health data and other states likely will consider similar legislation in 2024 and beyond.

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

The FDA and other regulatory and enforcement authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement authorities strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of unapproved, or “off-label” uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of

ZURZUVAE, ZULRESSO, or any of our other products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, which could have a materially adverse effect on our business.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology and pharmaceuticals. For example, a 2024 report from the Office of the U.S. Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights in such jurisdictions. Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we sell or may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone and zuranolone and plan to seek NCE exclusivity for our current and future product candidates. The NCE exclusivity for brexanolone expired in June 2024, five years following approval of ZULRESSO. Lipocine, Inc. is currently developing LPCN 1154, an oral formulation of brexanolone, under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA. There is no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient for our business. The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, and despite the implementation of security measures, our internal computer systems and those of our collaborators, our third-party CROs and our other contractors, consultants and service providers are vulnerable to cyber security threats, including damage from unauthorized access, theft, natural disasters, terrorism, war, telecommunication and electrical failures, and system malfunction, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering schemes and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). In addition, cyber-attacks against us or against third parties we do business with could also utilize phishing attempts, email fraud, or attempts to cause payments, confidential or sensitive information, or other data to be transmitted to an unintended recipient, and could include the use of artificial intelligence, or AI, and machine learning to launch more automated, targeted and coordinated attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs or cause us to have liability for disclosure of personal information of our customers. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption, disaster or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed or prevented.

Moreover, as AI and machine learning technologies evolve and their use increases, we will need to invest in resources to ensure appropriate development and use of any generative AI, or similar technologies, and to develop internal compliance policies and procedures addressing this use, including in response to laws and regulations that may be adopted or interpreted to address these technologies. Our potential future use and/or development of AI, if applicable, could potentially place us under increased regulatory oversight, exacerbate our risks related to litigation and intellectual property, and augment our existing obligations regarding information security.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks or cloud platforms. We also could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act, or the FTC Act. The Federal Trade Commission, or the FTC, expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The guidance of the FTC for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule, which establishes national standards for covered entities to protect individuals’ electronic personal health information. The HIPAA Security Rule requires covered entities to have appropriate administrative, physical and technical safeguards to help ensure the confidentiality, integrity, and security of electronic protected health information. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information. Any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC is also actively expanding its authority under the “unfairness” prong of Section 5 of the FTC Act through its recent enforcement actions and is especially focused on health data. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2024, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi and achieved a milestone under the collaboration agreement with Biogen totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. As of June 30, 2024, our cash, cash equivalents and marketable securities were $646.8 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $211.3 million for the six months ended June 30, 2024, and our accumulated deficit was $2.8 billion as of June 30, 2024.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Although we expect that our operating expenses will decrease in 2024 as compared to 2023 as a result of the restructuring we implemented in August 2023, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD and as we continue work to advance ongoing and future product candidates. These costs include the expenses associated with our sales and marketing activities; advancement of planned and ongoing clinical trials for dalzanemdor; the cost of future clinical trials; outsourced manufacturing; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone for the treatment of MDD. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our product ZULRESSO, which commenced in June 2019. We expect that our revenue opportunity for ZULRESSO will continue to be limited, particularly in light of the commercial availability of ZURZUVAE. In addition, we began to generate revenue from sales of ZURZUVAE in December 2023. Our ability to generate significant product and collaboration revenues from our current products and any future approved product depends on a number of factors, including, but not limited to:

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

We are currently commercializing ZURZUVAE and ZULRESSO for the treatment of women with PPD in the U.S., and are advancing our product candidates, including dalzanemdor, through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. Although we expect that our operating expenses will decrease in 2024 as compared to 2023 as a result of the restructuring we implemented in August 2023, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. Our anticipated operating expenses include costs associated with sales and marketing activities; manufacturing; the costs of planned and ongoing clinical trials for dalzanemdor; the cost of future clinical trials; and the impact of future decisions and activities, including decisions made with respect to development of zuranolone for the treatment of MDD. We may seek additional capital in the future to fund operating needs. Our cash needs will increase further if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of June 30, 2024, our cash, cash equivalents and marketable securities were $646.8 million. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2024, anticipated funding from our ongoing collaborations and estimated revenues, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our August 2023 reorganization at the levels we expect. In addition, our operating plan may change. We may choose to seek additional funds through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund our operations. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, such as the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, such as the announcement of negative results from the PRECEDENT Study in April 2024 and the announcement of negative results from the KINETIC 2 Study in July 2024, our stock price is likely to decline, as it did in those instances, which would make a future financing more difficult and potentially more dilutive to our existing stockholders. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions, including future banking crises, or pandemics and other health crises, may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations.

We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company will be diluted. For example, on November 7, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, or Cowen, with respect to an “at the market offering” program pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million, from time to time through Cowen. Any significant sales of shares of our common stock pursuant to this sales agreement would result in dilution to our current stockholders.

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
•
positive or negative key data from our studies or clinical trials, plans for, progress of, timing of, changes to, delays in or results from clinical trials or non-clinical studies of any of our product candidates, serious adverse events arising in the course of development, or any delays or major announcements related to such studies or trials;
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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description
10.1*	2024 Equity Incentive Plan

10.2*	Form of Option Agreement under the 2024 Equity Incentive Plan

10.3*	Form of Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan

10.4*	Form of Non-Employee Director Option Agreement under the 2024 Equity Incentive Plan

10.5*	Non-Employee Director Compensation Program, adopted June 10, 2024

10.6*	Amendment to Amended and Restated 2016 Inducement Equity Plan

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

SAGE THERAPEUTICS, INC.

July 31, 2024	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

July 31, 2024	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)