Form 10-Q
period 2024-09-30
Sage Therapeutics, Inc.
filed 2024-10-29
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-36544

Sage Therapeutics, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	27-4486580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Cambridge Parkway

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

As of October 22, 2024, there were 61,173,263 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations and goals for commercialization of ZURZUVAE® in the U.S. as a treatment for women with postpartum depression, or PPD, including our beliefs in the potential benefit and profile of ZURZUVAE for the treatment of women with PPD; our estimates as to the number of women with PPD and our belief in the market opportunity in this indication; the potential market for ZURZUVAE for the treatment of women with PPD; our market access, sales and marketing, customer support, and distribution strategies for ZURZUVAE and related expectations, goals, and assumptions; our market access goal of helping all women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible with minimal restrictions; and the potential future results of our commercialization efforts in the U.S.;
•
our expectations and estimates regarding: the level of expenses we may incur in connection with our activities, including as a result of our October 2024 reorganization; use of cash, cash runway and projected cash balance at any given time; timing of future cash needs; capital requirements; funding from potential revenue; anticipated funding from ongoing collaborations; sources of future financing; and our ability to obtain additional financing when needed to fund future operations;
•
our plans for the development of our product candidates for the treatment of brain health diseases and disorders, and potentially for other indications, including our development plans for dalzanemdor; the potential for positive results from our ongoing Phase 2 placebo-controlled DIMENSION Study of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease, despite negative results from both the Phase 2 PRECEDENT Study evaluating dalzanemdor for the treatment of cognitive impairment associated with Parkinson’s disease and the Phase 2 LIGHTWAVE Study evaluating dalzanemdor for the treatment of mild cognitive impairment and mild dementia due to Alzheimer’s disease; the potential impact of our decision to adjust the primary endpoint in the ongoing DIMENSION Study, based on our review of data from the SURVEYOR Study and other relevant information; our plans to close the ongoing open label safety study of SAGE-324 in essential tremor, cease further clinical development of SAGE-324 for the treatment of essential tremor, and evaluate next steps for other potential indications, if any; our beliefs as to the potential profile and benefit of our product candidates; our plans with respect to other research and development activities; and expected timelines for our planned activities;
•
our plans to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024;
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

•
our expectations with respect to the availability of supplies of ZURZUVAE and our product candidates, and the expected performance of our third-party manufacturers, including conformity with applicable regulatory requirements;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD. We and Biogen may not be successful in our commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve and maintain broad market acceptance from healthcare professionals, patients or payors for the treatment of this disease. For example, healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or to only prescribe ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. Women with PPD may decide that they do not want to be treated with ZURZUVAE, including out of concerns about its safety and tolerability profile or use while breastfeeding. Payors that currently have favorable coverage for ZURZUVAE in PPD may change their policies and may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity on measurement scales, requiring prior consultation with a psychiatrist or other specialist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. Also, even if a healthcare professional writes a prescription for ZURZUVAE, it may not result in product being shipped to a patient and a patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process too slow or complicated. We may also encounter other limitations or issues related to the commercialization of ZURZUVAE, including as a result of its price or competition in the market. As a result, we may not generate revenues at the levels or on the timing we expect. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects.
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
•
We may not generate revenues from our existing products, or any of our product candidates if successfully developed, at the levels we expect. We may not achieve events tied to cash milestone payments or other payments from our collaboration partners on the timelines we expect or at all. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. Also, we may not achieve anticipated cost savings from our October 2024 reorganization at the levels we expect. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove to be incorrect. We will need to raise additional funding, which may not be available on acceptable terms, or at all.
•
Any impairment of the ability of our third-party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.
•
Competing therapies may exist or could be approved that adversely affect the amount of revenue we are able to generate from the sale of ZURZUVAE or any of our other current or future product candidates, if successfully developed and approved.
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
•
If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents sufficient to protect our products or product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$99,627	$70,992
Marketable securities	469,527	682,192
Prepaid expenses and other current assets	19,630	31,825
Collaboration receivable - related party	14,871	83,009
Restricted cash	1,332	1,332
Total current assets	604,987	869,350
Property and equipment, net	1,019	1,921
Right-of-use operating asset	11,251	4,458
Other long-term assets	5,175	6,548
Total assets	$622,432	$882,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,126	$10,318
Accrued expenses	53,197	67,264
Operating lease liability, current portion	83	5,165
Total current liabilities	60,406	82,747
Operating lease liability, net of current portion	10,191	—
Total liabilities	70,597	82,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at September 30, 2024 and December 31, 2023; 61,176,296 and 60,046,676 shares issued at September 30, 2024 and December 31, 2023; 61,173,263 and 60,043,643 shares outstanding at September 30, 2024 and December 31, 2023	6	6
Treasury stock, at cost, 3,033 shares at September 30, 2024 and December 31, 2023	(400)	(400)
Additional paid-in capital	3,425,875	3,370,397
Accumulated deficit	(2,874,547)	(2,569,659)
Accumulated other comprehensive gain (loss)	901	(814)
Total stockholders’ equity	551,835	799,530
Total liabilities and stockholders’ equity	$622,432	$882,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$843	$2,716	$3,132	$8,469
Collaboration revenue - related party	11,028	—	24,661	—
Other collaboration revenue	—	—	634	14
Total revenues	11,871	2,716	28,427	8,483
Operating costs and expenses:
Cost of revenues	5,278	905	7,955	1,339
Research and development	54,576	101,919	188,873	291,905
Selling, general and administrative	53,219	78,142	161,775	219,415
Restructuring	—	33,599	—	33,599
Total operating costs and expenses	113,073	214,565	358,603	546,258
Loss from operations	(101,202)	(211,849)	(330,176)	(537,775)
Interest income, net	7,642	10,274	25,277	29,276
Other income (expense), net	9	(55)	11	(284)
Net loss	$(93,551)	$(201,630)	$(304,888)	$(508,783)
Net loss per share—basic and diluted	$(1.53)	$(3.37)	$(5.03)	$(8.51)
Weighted average number of common shares outstanding—basic and diluted	61,116,524	59,912,378	60,598,909	59,786,254
Comprehensive loss:
Net loss	$(93,551)	$(201,630)	$(304,888)	$(508,783)
Other comprehensive items:
Unrealized gain on marketable securities	1,592	1,909	1,715	6,471
Total comprehensive loss	$(91,959)	$(199,721)	$(303,173)	$(502,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(304,888)	$(508,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,072	60,422
Premium on marketable securities	(186)	(71)
Amortization of discount on marketable securities	(5,538)	(12,521)
Depreciation expense	902	984
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,195	16,121
Collaboration receivable - related party	68,138	(8,853)
Other long-term assets	2,873	(1,823)
Right-of-use operating asset	4,679	4,506
Operating lease liabilities, current	(5,082)	(676)
Operating lease liabilities, non-current	149	(4,491)
Accounts payable	(3,192)	(7,677)
Accrued expenses and other liabilities	(15,756)	41,796
Net cash used in operating activities	(200,634)	(421,066)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	582,357	861,231
Purchases of marketable securities	(362,253)	(459,714)
Purchases of property and equipment	—	(665)
Net cash provided by investing activities	220,104	400,852
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,020	6,930
Payments of offering costs	(117)	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	8,164	—
Payment of employee tax obligations related to vesting of restricted stock units	(402)	(641)
Net cash provided by financing activities	10,665	6,289
Net increase (decrease) in cash, cash equivalents and restricted cash	30,135	(13,925)
Cash, cash equivalents and restricted cash at beginning of period	72,324	163,969
Cash, cash equivalents and restricted cash at end of period	$102,459	$150,044
Supplemental disclosure of non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease liabilities	11,472	—

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

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2023	60,043,643	$6	3,033	$(400)	$3,370,397	$(814)	$(2,569,659)	$799,530
Issuance of common stock from exercises of stock options	7,142	—	—	—	52	—	—	52
Issuance of common stock under the employee stock purchase plan	61,402	—	—	—	1,507	—	—	1,507
Stock-based compensation expense	—	—	—	—	13,170	—	—	13,170
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	27	—	27
Vesting of restricted stock units, net of employee tax obligations	69,844	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	(108,483)	(108,483)
Balances at March 31, 2024	60,182,031	6	3,033	(400)	3,385,124	(787)	(2,678,142)	705,801
Issuance of common stock from exercises of stock options	2,920	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	16,947	—	—	16,947
Issuance of common stock upon public offering, net of issuance costs	700,000	—			8,047	—	—	8,047
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	96	—	96
Vesting of restricted stock units, net of employee tax obligations	9,983	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(102,854)	(102,854)
Balances at June 30, 2024	60,894,934	$6	3,033	$(400)	$3,410,143	$(691)	$(2,780,996)	$628,062
Issuance of common stock under the employee stock purchase plan	155,484	—	—	—	2,182	—	—	2,182
Stock-based compensation expense	—	—	—	—	13,949	—	—	13,949
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	1,592	—	1,592
Vesting of restricted stock units, net of employee tax obligations	122,845	—	—	—	(399)	—	—	(399)
Net loss	—	—	—	—	—	—	(93,551)	(93,551)
Balances at September 30, 2024	61,173,263	$6	3,033	$(400)	$3,425,875	$901	$(2,874,547)	$551,835

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

The Company’s product ZURZUVAE® (zuranolone) was approved by the U.S. Food and Drug Administration (the “FDA”) on August 4, 2023 for the treatment of postpartum depression (“PPD”) in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available for women with PPD in December 2023.

Additionally, on August 4, 2023, the FDA issued a complete response letter (“CRL”) related to the Company’s new drug application (“NDA”) for zuranolone for the treatment of major depressive disorder (“MDD”). The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials would be needed. The Company and Biogen MA Inc. (“BIMA”) and Biogen International GmbH (collectively with BIMA, “Biogen”) have agreed not to pursue further development of zuranolone for the treatment of MDD in the U.S. The Company and Biogen plan to continue to collaborate on the commercialization of ZURZUVAE in PPD.

The Company’s product ZULRESSO® (brexanolone) CIV injection is currently approved in the U.S. for the treatment of PPD in individuals 15 years old and older and was launched commercially in the U.S. in June 2019. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. Brexanolone is chemically identical to allopregnanolone, a naturally occurring neuroactive steroid that, like zuranolone, acts as a positive allosteric modulator of GABAA receptors.

The Company plans to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024. The Company plans to support scheduled ZULRESSO infusions until the end of 2024. As a result of the decision to discontinue ZULRESSO commercial availability, during the three months ended September 30, 2024, the Company incurred $3.6 million of incremental cost related to impairment of intangible assets and excess inventory write-off.

The Company has a portfolio of product candidates with a current focus on modulating two critical central nervous system (“CNS”) receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is implicated in a broad range of CNS disorders. The Company is targeting diseases and disorders of the brain across its pipeline.

In October 2024, the Company committed to a plan to reorganize its business operations, including a reduction of the Company’s workforce by approximately 33%. See Note 12, Subsequent Event, for further details.

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

The product candidates developed by the Company require approvals from the FDA or foreign regulatory authorities prior to commercial sales. There can be no assurance that the current and future product candidates of the Company will receive, or that ZURZUVAE will maintain, the necessary approvals. If the Company fails to successfully complete clinical development and generate results sufficient to file for regulatory approval or is denied approval or approval is delayed for any of its product candidates, such occurrences may have a material adverse impact on the Company’s business and its financial condition.

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

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of September 30, 2024, the Company had an accumulated deficit of $2.9 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, its results of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, its cash flows for the nine months ended September 30, 2024 and 2023, and its statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023. The consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

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

Product Revenue, Net

The Company generates product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers in the U.S. The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO is to deliver the product to the location specified by the customer’s order. The Company plans to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at September 30, 2024, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at September 30, 2024, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

The Company records reserves, based on contractual terms, for the following components of variable consideration related to ZULRESSO sold by the Company during the reporting period, as well as its estimate of product that remains in the distribution channel inventory of its customers at the end of the reporting period. On a quarterly basis, the Company updates its estimates, if necessary, and records any material adjustments in the period they are identified.

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

Financial Assistance: The Company provides voluntary financial assistance programs for ZULRESSO to patients with commercial insurance that have coverage and reside in states that allow financial assistance. The Company estimates the financial assistance amounts for ZULRESSO and records any such amounts within accrued expenses on its condensed consolidated balance sheets. The calculation of the accrual for financial assistance is based on an estimate of claims and the cost per claim that the Company expects to receive using demographics for patients who have registered and been approved for assistance. Any adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the condensed consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offers product return rights with respect to ZULRESSO to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reserve within accrued expenses on the condensed consolidated balance sheets. Product returns have not been significant to date and are not expected to be significant in the future.

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

The Company’s cash equivalents and marketable securities at September 30, 2024 and December 31, 2023 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2024 and December 31, 2023, respectively.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2024 and December 31, 2023.

The following tables summarize the Company’s cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$98,306	$98,306	$—	$—
Total cash equivalents	98,306	98,306	—	—
Marketable securities:
U.S. government securities	41,964	—	41,964	—
U.S. corporate bonds	231,555	—	231,555	—
International corporate bonds	88,884	—	88,884	—
U.S. commercial paper	54,363	—	54,363	—
International commercial paper	31,570	—	31,570	—
U.S. certificates of deposit	2,203	—	2,203	—
U.S. municipal securities	18,988	—	18,988	—
Total marketable securities	469,527	—	469,527	—
	$567,833	$98,306	$469,527	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$59,852	$59,852	$—	$—
U.S. government securities	8,695	—	8,695	—
Total cash equivalents	68,547	59,852	8,695	—
Marketable securities:
U.S. government securities	166,925	—	166,925	—
U.S. corporate bonds	210,198	—	210,198	—
International corporate bonds	97,675	—	97,675	—
U.S. commercial paper	23,370	—	23,370	—
International commercial paper	46,900	—	46,900	—
U.S. certificates of deposit	8,830	—	8,830	—
U.S. municipal securities	128,294	—	128,294	—
Total marketable securities	682,192	—	682,192	—
	$750,739	$59,852	$690,887	$—

During the nine months ended September 30, 2024 and 2023, there were no transfers among the Level 1, Level 2 and Level 3 categories.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale securities by major security type including gross unrealized gains and losses and credit losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$41,933	$39	$(8)	$—	$41,964
U.S. corporate bonds	230,869	715	(29)	—	231,555
International corporate bonds	88,715	180	(11)	—	88,884
U.S. commercial paper	54,362	1	—	—	54,363
International commercial paper	31,571	—	(1)	—	31,570
U.S. certificates of deposit	2,203	—	—	—	2,203
U.S. municipal securities	18,973	21	(6)	—	18,988
	$468,626	$956	$(55)	$—	$469,527

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$167,165	$107	$(347)	$—	$166,925
U.S. corporate bonds	210,491	191	(484)	—	210,198
International corporate bonds	97,698	99	(122)	—	97,675
U.S. commercial paper	23,360	11	(1)	—	23,370
International commercial paper	46,935	3	(38)	—	46,900
U.S. certificates of deposit	8,830	—	—	—	8,830
U.S. municipal securities	128,527	26	(259)	—	128,294
	$683,006	$437	$(1,251)	$—	$682,192

As of September 30, 2024 and December 31, 2023, the Company had $3.2 million and $4.2 million, respectively, of accrued interest receivable relating to the Company’s available-for-sale securities which is included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

No accrued interest receivable was written off during the three and nine months ended September 30, 2024 and 2023. Realized gains or losses were immaterial for the three and nine months ended September 30, 2024 and 2023.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$7,883	$(3)	$9,429	$(5)	$17,312	$(8)
U.S. corporate bonds	13,502	(16)	14,844	(13)	28,346	(29)
International corporate bonds	15,736	(8)	7,323	(3)	23,059	(11)
International commercial paper	3,958	(1)	—	—	3,958	(1)
U.S. municipal securities	6,471	(6)	2,500	—	8,971	(6)
	$47,550	$(34)	$34,096	$(21)	$81,646	$(55)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$52,521	$(96)	$41,911	$(251)	$94,432	$(347)
U.S. corporate bonds	111,901	(246)	43,851	(238)	155,752	(484)
International corporate bonds	43,708	(87)	6,014	(35)	49,722	(122)
U.S. commercial paper	7,848	(1)	—	—	7,848	(1)
International commercial paper	37,300	(38)	—	—	37,300	(38)
U.S. municipal securities	90,095	(143)	31,345	(116)	121,440	(259)
	$343,373	$(611)	$123,121	$(640)	$466,494	$(1,251)

As of September 30, 2024 and December 31, 2023, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, international corporate bonds, and U.S. municipal securities were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. As of September 30, 2024, the Company does not intend to sell those investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. corporate bonds, international corporate bonds and U.S. municipal securities with a fair value of $24.5 million and maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2024 and the year ended December 31, 2023.

5. Accrued Expenses

The following table summarizes accrued expenses as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(in thousands)
Accrued research and development costs	$26,754	$26,040
Restructuring	152	10,589
Employee-related	17,002	21,339
Professional services	8,918	8,589
Other	371	707
	$53,197	$67,264

6. Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the condensed consolidated balance sheets are operating leases. The Company’s active leases have remaining lease terms of up to five and a half years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

The Company leased office space in two multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, the Company’s former headquarters at 215 First Street, Cambridge, Massachusetts, under an operating lease that expired on August 31, 2024 (the “First Building Lease”) and 40,419 square feet in the second building, at 245 First Street, Cambridge, Massachusetts, under an operating lease that expired on August 31, 2024 (the “Second Building Lease”). The Company currently leases office space in a multi-tenant building in Cambridge, Massachusetts, consisting of 30,567 square feet, at the Company’s new headquarters at 55 Cambridge Parkway (the “New Premises”) under an operating lease that will expire on February 28, 2030. In addition, the Company leases office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024.

In January 2024, the Company entered into the lease agreement (the “New Lease”) for the New Premises. The accounting lease commencement in accordance with ASC 842, Leases, occurred on August 2, 2024, at which time the Company recorded the associated right-of-use asset of $11.5 million and the corresponding lease liability of $10.0 million. This includes a reclassification of $1.4 million from prepaid expenses and other current assets to right-of-use asset related to build out costs which were determined to be owned by the lessor. The contractual term of the New Lease commenced on September 1, 2024 (the “Term Commencement Date”), which is the date the Company relocated its headquarters to the New Premises. The Company’s obligation for the payment of rent for the New Premises begins six months after the Term Commencement Date (the “Rent Commencement Date”). The New Lease has an initial term of approximately sixty-six months, measured from the Term Commencement Date (the “New Lease Term”). The Company has the option to extend the New Lease one time for an additional five-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the New Lease Term in February 2030.

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

Future minimum lease payments due under the noncancelable leases as of September 30, 2024 was as follows:

Years Ending December 31,	(In thousands)
Remaining 2024	$(1,292)
2025	2,461
2026	2,976
2027	3,059
2028	3,144
Thereafter	3,773
Total lease payments	14,121
Less imputed interest	(3,847)
Present value of operating lease liabilities	$10,274

Legal Proceedings

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against the Company and individuals, Barry E. Greene and Kimi Iguchi, or the “Securities Class Action.” The complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased Sage stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs.

The Company denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

On October 16, 2024, the Company received a subpoena from the Enforcement Division of the SEC requesting documents and information related to the Company’s NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information. The Company is cooperating with the SEC and intends to provide information responsive to the SEC’s requests.

At this time, the Company is unable to predict the outcome of the Securities Class Action or the SEC investigation or reasonably estimate a range of possible losses.

License Agreements

CyDex License Agreement

In September 2015, the Company amended and restated its existing commercial license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”), a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated. Under the terms of the commercial license agreement as amended and restated, CyDex has granted to the Company an exclusive license to CyDex’s Captisol drug formulation technology and related intellectual property for the manufacture of pharmaceutical products incorporating brexanolone and the Company’s compound known as SAGE-689, and the development and commercialization of the resulting products for the treatment, prevention or diagnosis of any disease or symptom in humans or animals other than (i) the ocular treatment of any disease or condition with a formulation, including a hormone; (ii) topical ocular treatment of inflammatory conditions; (iii) treatment and prophylaxis of fungal infections in humans; and (iv) any ocular treatment for retinal degeneration. The Company is required to pay a royalty to CyDex on sales of brexanolone and will be required to pay a royalty on any sales of SAGE-689, if such product candidate is successfully developed in the future. Royalty rates are in the low single digits based on levels of net sales. From the effective date of the agreement to September 30, 2024, the Company has paid to CyDex $1.0 million for licensing fees, which was recorded as research and development expense.

Under the amended and restated license agreement with CyDex, the Company agreed to make milestone payments on the achievement of clinical development and regulatory milestones in the amount of up to $0.8 million in clinical milestones and up to $3.8 million in regulatory milestones for each of the first two fields with respect to brexanolone; up to $1.3 million in clinical milestones and up to $8.5 million in regulatory milestones for each of the third and fourth fields with respect to brexanolone; and up to $0.8 million in clinical milestones and up to $1.8 million in regulatory milestones for one field with respect to SAGE-689. From the effective date of the agreement to September 30, 2024, the Company has recorded research and development expense and made cash payments of $3.6 million related to these clinical development and regulatory milestones and has recorded an intangible asset and made a cash payment of $3.0 million related to these regulatory milestones.

For the three and nine months ended September 30, 2024 and 2023, the Company did not record any expense or intangible asset, or make any milestone payments related to clinical development or regulatory milestones for the brexanolone program or SAGE-689 under the license agreement with CyDex.

University of California License Agreements

In October 2013, the Company entered into a non-exclusive license agreement with the Regents of the University of California (“the Regents”) under which the Company was granted a non-exclusive license to certain clinical data and clinical material related to brexanolone for use in the development and commercialization of biopharmaceutical products in the licensed field, including status epilepticus and postpartum depression. In May 2014, the license agreement was amended to add the treatment of essential tremor to the licensed field of use, materials and milestone fee provisions of the agreement. The Company paid to the Regents clinical development milestones of $0.1 million, prior to December 31, 2015; no other milestones are outstanding under this non-exclusive license agreement. The Company is required to pay royalties of less than 1% on net sales for a period of fifteen years following the sale of the first product developed using the data and materials, and the Company began to pay these royalties in 2019. Unless terminated by operation of law or by acts of the parties, the license will terminate on the earlier to occur of (i) 27 years after the effective date or (ii) 15 years after the last-derived product is first commercially sold.

In June 2015, the Company entered into an exclusive license agreement with the Regents whereby the Company was granted an exclusive license to certain patent rights related to the use of allopregnanolone to treat various diseases. In exchange for such license, the Company paid an upfront payment of $50,000 and was required to make payments of $15,000 for annual maintenance fees until the calendar year following the first sale of ZULRESSO. The Company is obligated to make milestone payments following the achievement of specified regulatory and sales milestones of up to $0.7 million and $2.0 million in the aggregate, respectively. The Company pays royalties at a low single digit percentage of net sales of ZULRESSO, subject to specified minimum annual royalty amounts. Unless terminated by operation of law or by acts of the parties under the terms of the agreement, the license agreement will terminate when the last-to-expire patents or last-to-be abandoned patent applications expire, whichever is later. From the effective date of the agreement to September 30, 2024, the Company has recorded research and development expense and made cash payments of $0.3 million related to these regulatory and sales milestones; and has recorded an intangible asset and made a cash payment of $0.5 million related to these regulatory and sales milestones.

For the three and nine months ended September 30, 2024 and 2023, the Company did not record any expense or make any milestone payments under the license agreements with the Regents.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi Territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi Territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024 and 2023 the Company did not recognize any collaboration revenue from the Company’s agreement with Shionogi. For the nine months ended September 30, 2024 and 2023 the Company recognized $0.6 million and $14 thousand, respectively, of collaboration revenue from the Company’s agreement with Shionogi.

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

In September 2024, Biogen notified the Company of its termination of the Biogen Collaboration Agreement solely with respect to products containing the Company’s SAGE-324 products on a worldwide basis, effective February 17, 2025 (the “SAGE-324 Termination”), in accordance with the required notice period. As a result of the SAGE-324 Termination, as of February 17, 2025 (the “SAGE-324 Termination effective date”), all licenses granted by the Company to Biogen or by Biogen to the Company regarding the SAGE-324 products shall expire with respect to the SAGE-324 products on a worldwide basis. Biogen shall grant to the Company an irrevocable, perpetual license for any Biogen background technology, Biogen collaboration technology or joint collaboration technology that exists as of February 17, 2025 with respect to the SAGE-324 products, in each case in accordance with the terms of the Biogen Collaboration Agreement.

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

The Company was initially eligible to receive additional payments of up to $1.6 billion from Biogen if certain regulatory and commercial milestones were achieved. The potential future milestone payments for SAGE-217 products included up to $475.0 million for the achievement of specified regulatory and commercial milestones, including a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S., and up to $300.0 million for the achievement of specified net sales milestones. In the fourth quarter of 2023, the Company achieved the $75.0 million milestone for the first commercial sale of ZURZUVAE in PPD in the U.S. Because the Company and Biogen have agreed not to pursue further development of zuranolone for the treatment of MDD in the U.S., the Company will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S.

The potential future milestone payments for SAGE-324 products initially included up to $520.0 million for the achievement of specified regulatory and commercial milestones and up to $300.0 million for the achievement of specified net sales milestones. As a result of the SAGE-324 Termination, the Company will not receive any milestone payments for SAGE-324 products under the Biogen Collaboration Agreement.

The Company is also eligible to receive tiered royalties on net sales of SAGE-217 products in the Biogen Territory at percentage rates ranging from the high teens to low twenties.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, and the challenges of launching and commercializing a product, if approved, the Company may never receive any additional milestone payments or any royalty payments under the Biogen Collaboration Agreement.

Development and commercialization activities in the U.S. under the Biogen Collaboration Agreement are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that consists of an equal number of representatives of each party. The Company and Biogen share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen is solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products and, prior to the SAGE-324 Termination, SAGE-324 products, for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above. Biogen is the principal and records sales of SAGE-217 products globally.

The Company is obligated to supply API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the agreement, and the agreement further provides that Biogen will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

Unless terminated earlier, the Biogen Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the date on which (a) in any country in the Biogen Territory, the royalty term has expired for all Licensed Products in a Product Class in such country, and (b) for the U.S., the parties agree to permanently cease to commercialize all Licensed Products in a Product Class. Biogen also has the right to terminate the Biogen Collaboration Agreement for convenience in its entirety, on a Product Class-by-Product Class basis (such as the SAGE-324 Termination) or as to a particular region, upon advance written notice. The Company has an opt-out right to convert the co-exclusive licenses in the U.S. to an exclusive license to Biogen on a Product Class-by-Product Class basis. Following the exercise of the opt-out right, the Company would no longer share equally in the profits and losses in the U.S. and would be entitled to receive certain royalty payments at percentage rates ranging from the high teens to low twenties and additional sales milestones.

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

The Company assessed the above promises at contract inception and determined that the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for SAGE-217 products and SAGE-324 products in the U.S. are considered functional intellectual property and distinct from other promises under the contract. The exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory are considered functional licenses that are distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the licenses on its own or together with other readily available resources. As the co-exclusive licenses in the U.S. and the exclusive licenses in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The clinical manufacturing supply of API and bulk drug product for SAGE-217 products and SAGE-324 products for the Biogen Territory are considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

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

In the fourth quarter of 2023, the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the fourth quarter of the year ended December 31, 2023. Payment of the $75.0 million milestone was received during January 2024. During the three and nine months ended September 30, 2024 and 2023, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and, through the SAGE-324 Termination effective date, SAGE-324 products in the U.S. to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement.

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

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement accounted for under Topic 808, including activities associated with the sale of ZURZUVAE in the U.S., as well as costs during the periods related to the development of SAGE-217 products and SAGE-324 products, as reflected in our condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Collaboration revenue - related party	$11,028	$—	$24,661	$—
Cost of revenues	1,553	—	4,048	—
Research and development expenses	6,493	34,855	18,467	84,705
Selling, general and administrative expenses	14,792	25,908	40,847	73,626

The revenue, cost and expense categories in the table below reflect the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Collaboration revenue - related party	$(11,028)	$—	$(24,661)	$—
Cost of revenues	(905)	—	(2,033)	—
Research and development expenses	(5,423)	(28,204)	(14,405)	(67,903)
Selling, general and administrative expenses	2,419	5,835	5,744	16,345

As of September 30, 2024, the Company recorded a collaboration receivable - related party of $14.9 million in the condensed consolidated balance sheet, all of which is related to net reimbursement for the amounts due for the three months ended September 30, 2024. As of December 31, 2023, the Company recorded a collaboration receivable – related party of $83.0 million, consisting of $8.0 million of net reimbursement for amounts due for the three months ended December 31, 2023 and the $75.0 million milestone achieved. During the nine months ended September 30, 2024, no payments were made to Biogen and the Company received $103.1 million from Biogen for the amounts due for the three months ended December 31, 2023 and the six months ended June 30, 2024. During the nine months ended September 30, 2023, no payments were made to Biogen and the Company received $42.7 million from Biogen for the amounts due for the three months ended December 31, 2022 and the six months ended June 30, 2023.

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

The Company determined the fair value of the common shares was $417.5 million, which was $232.5 million less than the proceeds received from BIMA for the issuance of the Company’s common stock under the Biogen Stock Purchase Agreement. As such, the $232.5 million in excess proceeds was included in the $1.1 billion transaction price of the Biogen Collaboration Agreement determined above.

8. Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 120,000,000 authorized shares of common stock, par value $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors of the Company (the “Board”), if any. As of September 30, 2024 and December 31, 2023, no dividends have been declared.

As of September 30, 2024, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at September 30, 2024 was $0.4 million.

Sales Agreement

On September 16, 2024, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC, as sales agent (“TD Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $250.0 million (the “Shares”), from time to time through TD Cowen (the “ATM Offering”). Upon the Company’s entry into the ATM Sales Agreement, the prior sales agreement with Cowen and Company, LLC, an affiliate of TD Cowen, dated November 7, 2023 (the “Original Sales Agreement”) was terminated. At the time of such termination, $241.7 million out of an aggregate of $250.0 million of shares remained unsold under the Original Sales Agreement.

Upon delivery of a placement notice, and subject to the terms and conditions of the Sales Agreement, TD Cowen may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any of the Shares in the ATM Offering.

The Company or TD Cowen may suspend or terminate the ATM Offering upon notice to the other parties and subject to other conditions. TD Cowen will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations, and the rules of The Nasdaq Global Market.

The Company has agreed to pay TD Cowen commission for its service in acting as agent in the sale of the Shares in the amount of up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the ATM Sales Agreement.

During the three months ended September 30, 2024, the Company did not sell any shares under the Sales Agreement. As of September 30, 2024, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

During the nine months ended September 30, 2024 the Company sold an aggregate of 700,000 shares under the Original Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million.

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

The Company no longer grants stock options or other awards under either its 2014 Plan or its 2011 Plan, and there are no stock options or other awards outstanding under the 2011 Plan. Any stock options and other awards outstanding under the 2014 Plan remain outstanding and effective in accordance with their terms.

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

As of September 30, 2024, the total number of shares underlying outstanding awards under the 2024 Plan, the 2014 Plan and the 2016 Plan was 10,124,258, and the total number of shares available for future issuance under the 2024 Plan was 6,308,117 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP. On June 15, 2023, the Company’s stockholders approved another amendment to the ESPP, which had been previously approved by the Board, to add an additional 500,000 shares of common stock to the ESPP. As amended, a total of 1,082,000 shares of common stock have been authorized for issuance under the ESPP. As of September 30, 2024, the total number of shares available for future issuance under the ESPP was 419,194 shares.

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

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,088,394	$34.27
Granted	1,302,160	$23.23
Vested	(247,510)	$30.45
Forfeited	(332,108)	$33.13
Outstanding as of September 30, 2024	3,810,936	$30.84

Time-based restricted stock units

During the three and nine months ended September 30, 2024, the Company granted 19,680 and 901,705 time-based restricted stock units, respectively, to its employees.

During the three and nine months ended September 30, 2023, the Company granted 1,382,300 and 1,712,917 time-based restricted stock units, respectively, to its employees and consultants.

During the three and nine months ended September 30, 2024, there were 9,611 and 89,650 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three and nine months ended September 30, 2024 was $0.1 million and $1.8 million, respectively.

During the three and nine months ended September 30, 2023, there were 12,385 and 40,962 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three and nine months ended September 30, 2023 was $0.2 million and $1.6 million, respectively.

As of September 30, 2024, 2,263,534 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $23.1 million.

Performance restricted stock units

During the three and nine months ended September 30, 2024, the Company granted 5,400 and 400,455 performance restricted stock units, respectively, to its employees.

During the three and nine months ended September 30, 2023, the Company granted 19,248 and 881,569 performance restricted stock units, respectively, to its employees and consultants.

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

As of September 30, 2024, for performance restricted stock units that were outstanding, the achievement of the milestones that had not been achieved was considered not probable, and therefore no expense has been recognized related to these awards as of the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the criteria for one commercial milestone for the vesting of outstanding performance restricted stock units was achieved. The fair value of the performance restricted stock units that vested upon achievement was $1.4 million and the Company recognized $2.8 million of stock-based compensation expense related to these awards during the three months ended June 30, 2024 and $0.8 million of stock-based compensation expense related to these awards during the three months ended September 30, 2024.

As of September 30, 2023, the criteria for the achievement of one commercial milestone that is the criteria for vesting of performance restricted stock units was considered probable, but had not been met, and therefore $2.7 million of stock-based compensation expense was recognized related to these awards for the three months ended September 30, 2023.

During the nine months ended September 30, 2023, the criteria for two regulatory development milestones for outstanding performance restricted stock units were achieved. The total fair value of the two performance restricted stock units that vested upon achievement of the milestones was $8.1 million and the Company recognized stock-based compensation expense related to these milestones of $11.4 million during the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, the Company recorded $0.3 million and $1.1 million of stock-based compensation expense, respectively, related to performance restricted stock units for which vesting is tied to total stockholder return. During the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.5 million of stock-based compensation expense, respectively, related to performance restricted stock units for which vesting is tied to total stockholder return.

As of September 30, 2024, 1,547,402 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $62.2 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,118,041	$76.02	5.66	$475
Granted	2,202,215	$21.58
Exercised	(10,062)	$7.69
Forfeited	(3,955,475)	$85.83
Expired	(41,397)	$19.43
Outstanding as of September 30, 2024	6,313,322	$51.37	5.64	$—
Exercisable as of September 30, 2024	3,924,279	$60.18	4.50	$—

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $33.8 million, which is expected to be recognized over the remaining weighted average vesting period of 2.74 years.

The intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $0.1 million and $1.9 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of September 30, 2024 and 2023, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the nine months ended September 30, 2024 and 2023, respectively.

During the three and nine months ended September 30, 2024 and 2023, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the three and nine months ended September 30, 2024, no milestones were achieved under performance-based stock options.

During the three and nine months ended September 30, 2023, one regulatory development milestone was achieved pursuant to performance-based stock options granted in connection with the hiring of the Company’s chief executive officer. During the three months ended September 30, 2023, the Company recognized stock-based compensation expense related to this milestone of $10.7 million.

As of September 30, 2024, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$5,483	$6,874	$16,566	$20,143
Selling, general and administrative	8,724	20,979	28,506	39,441
Restructuring	—	838	—	838
	$14,207	$28,691	$45,072	$60,422

The following table summarizes stock-based compensation expense by award type recognized during the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$6,860	$20,251	$22,034	$39,929
Restricted stock units	7,089	8,101	22,032	19,272
Employee stock purchase plan	258	339	1,006	1,221
	$14,207	$28,691	$45,072	$60,422

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the nine months ended September 30, 2024 and 2023 was $14.55 and $30.27, respectively.

10. Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(93,551)	$(201,630)	$(304,888)	$(508,783)
Denominator:
Weighted average common stock outstanding - basic and diluted	61,116,524	59,912,378	60,598,909	59,786,254
Net loss per share - basic and diluted	$(1.53)	$(3.37)	$(5.03)	$(8.51)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	5,858,322	7,676,962	5,858,322	7,676,962
Restricted stock units	2,263,534	1,721,304	2,263,534	1,721,304
Employee stock purchase plan	74,059	25,649	74,059	25,649
	8,195,915	9,423,915	8,195,915	9,423,915

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

As of September 30, 2024, the Company has paid substantially all of the accrued restructuring charges. Total restructuring charges incurred to date are $32.8 million, which is the total expected amount to be incurred.

The following table summarizes activity related to the restructuring accrual during the nine months ended September 30, 2024:

Restructuring Accrual
(in thousands)
Balance as of December 31, 2023	$10,589
Restructuring expenses incurred	(597)
Cash paid	(9,840)
Non-cash activity	—
Balance as of September 30, 2024	$152

12. Subsequent Event

In October 2024, the Company committed to a plan to reorganize its business operations, including to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and its pipeline development efforts. As part of the reorganization, the Company plans to implement a reduction of its workforce by approximately 33%.

The Company expects a non-recurring charge for severance and related employee costs associated with the workforce reduction of approximately $26 million to $28 million, primarily incurred in the fourth quarter of 2024. The Company expects that the workforce reduction will be substantially completed by the end of the fourth quarter of 2024.

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

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Alongside our commercial products for the treatment of postpartum depression, we are advancing a portfolio of internally discovered novel chemical entities with the potential to become differentiated products designed to improve brain health by targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is thought to be at the core of numerous neuropsychiatric disorders.

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

COMPOUND	TARGET INDICATIONS	PHASE 1	PHASE 2	PHASE 3	STATUS
Postpartum Depression Commercial Products					
ZURZUVAE®* (zuranolone) CIV	Postpartum Depression				MARKETED
ZULRESSO® (brexanolone) CIV injection	Postpartum Depression				MARKETED**
Pipeline					
Dalzanemdor (SAGE-718)	Huntington's Disease Cognitive Impairment		IN PHASE 2		

Programs In Evaluation

- SAGE-324*** *GABA Hypofunction*
- SAGE-689 *Acute GABA Hypofunction*
- SAGE-421 *NMDA Hypofunction*
- SAGE-319 *GABA Hypofunction*

**Collaboration Partners: Biogen Inc. and Shionogi for zuranolone.*
***Sage plans to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024.*
****In July 2024, we announced discontinuation of clinical development of SAGE-324 in essential tremor. Sage is evaluating next steps, if any, for other potential indications.*

Please refer to the U.S. Prescribing Information for ZULRESSO and the U.S. Prescribing Information for ZURZUVAE
Safety and efficacy for investigational uses or compounds have not been established. There is no guarantee that the outcome of these studies will be positive or result in approval by a health authority.

Our product ZURZUVAE® (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023 for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

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

We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, if our ongoing and any future development efforts are successful. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed 217 Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the Licensed 217 Products as the Biogen Territory.

On August 4, 2023, the FDA issued a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of major depressive disorder, or MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials would be needed. We and Biogen have agreed not to pursue further development of zuranolone for the treatment of MDD in the U.S. This decision was based on the significant new investment and time we expect would be needed to conduct additional studies to support approval. We and Biogen plan to continue to collaborate on the commercialization of ZURZUVAE in PPD.

We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of patients with MDD in Japan. In the third quarter of 2024, Shionogi reported that it submitted an NDA in Japan for zuranolone for the treatment of MDD.

We also currently commercialize ZULRESSO® (brexanolone) CIV injection for the treatment of PPD. ZULRESSO is approved in the U.S. for the treatment of PPD in individuals 15 years old and older. ZULRESSO is administered as a continuous infusion of two and a half days and may only be administered in qualified medically-supervised healthcare settings. Given the complexities and challenges associated with administration of ZULRESSO, use of the product has been limited and further reduced as a result of the availability of ZURZUVAE for the treatment of women with PPD. For that reason, we plan to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024. This change will allow us to further focus on commercialization of ZURZUVAE for the treatment of women with PPD. We plan to support scheduled infusions of ZULRESSO until the end of 2024.

Under the Biogen Collaboration Agreement, we and Biogen also previously agreed to jointly develop and commercialize products containing SAGE-324, which we refer to as the Licensed 324 Products. In July 2024, we and Biogen announced topline results from the KINETIC 2 Study, a Phase 2b dose-ranging clinical trial evaluating SAGE-324, a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing, in the treatment of patients with essential tremor. The KINETIC 2 Study did not demonstrate a statistically significant dose-response relationship in change from baseline to Day 91 based on the primary endpoint, The Essential Tremor Rating Assessment Scale, or TETRAS, Performance Subscale, or PS, Item 4 (upper limb) total score, in participants with essential tremor. In addition, there were no statistically significant differences demonstrated for any dose of SAGE-324 versus placebo in the change from baseline to Day 91 on the TETRAS PS Item 4 or the TETRAS Activities of Daily Living Composite Score. In the study, 147 participants (129 monotherapy and 18 adjunct therapy who were on a stable dose of propranolol prior to and during the study) were randomized in approximately equal proportions to placebo and each of the three formulations of SAGE-324—15 mg, 30 mg, and 60 mg (with up-titration)—for a three-month treatment period. Overall, there was a dose-relationship observed in the incidence of CNS depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs leading to study drug discontinuation. The most common TEAEs reported in any treatment group were somnolence, dizziness, fatigue, feeling abnormal, headache, and balance disorder. The majority of reported TEAEs were mild or moderate in intensity. Given these results, we and Biogen decided to close the separate ongoing open-label Phase 2 clinical trial of SAGE-324 designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor and we do not plan to conduct further clinical development of SAGE-324 in essential tremor.

In September 2024, Biogen notified us of its termination of the Biogen Collaboration Agreement solely with respect to the Licensed 324 Products on a worldwide basis, effective February 17, 2025, or the SAGE-324 Termination. As a result of the SAGE-324 Termination, as of February 17, 2025, all licenses granted by us to Biogen or by Biogen to us regarding the Licensed 324 Products shall expire with respect to the Licensed 324 Products on a worldwide basis. Biogen shall grant to us an irrevocable, perpetual license for any Biogen background technology, Biogen collaboration technology or joint collaboration technology that exists as of February 17, 2025 with respect to the Licensed 324 Products on a worldwide basis, in each case in accordance with the terms of the Biogen Collaboration Agreement. We and Biogen continue to be responsible for our respective share of costs for ongoing activities related to the Licensed 324 Products in accordance with the terms of the Biogen Collaboration Agreement until February 17, 2025. We plan to continue to evaluate other potential indications, if any, for SAGE-324.

Our second area of focus for development is novel compounds that target the NMDA receptor. Our lead product candidate selected in this area is dalzanemdor, an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are currently exploring in cognitive impairment associated with Huntington’s disease.

The FDA has granted dalzanemdor Fast Track designation and Orphan Drug Designation as a potential treatment for patients with Huntington’s disease. In addition, the European Medicines Agency has granted Orphan Drug Designation to dalzanemdor for the potential treatment of Huntington’s disease. Dalzanemdor has also been granted Innovative Licensing and Access Pathway designation from the Medicines & Healthcare products Regulatory Agency in the United Kingdom for the development of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease. Dalzanemdor is currently being studied in two ongoing clinical trials in patients with cognitive impairment associated with Huntington’s disease:

•
DIMENSION Study

In February 2022, dosing commenced in the DIMENSION Study, a double-blind placebo-controlled Phase 2 clinical trial of dalzanemdor in patients with cognitive impairment associated with Huntington’s disease. The DIMENSION Study is designed to evaluate the efficacy of once-daily dosed dalzanemdor over three months. Based on our review of data from the SURVEYOR Study announced in June 2024 and other relevant information, in July 2024, we announced that we decided to adjust the primary endpoint in the ongoing DIMENSION Study from the HD-Cognitive Assessment Battery, or HD-CAB, a composite battery comprised of six individual tests to assess various domains of cognition relevant to Huntington’s disease, to the Symbol Digit Modalities Test, one of the cognitive tests included in the composite. We completed enrollment in the DIMENSION Study in June 2024 and expect to report topline data from the DIMENSION Study in late 2024.

•
PURVIEW Study

In December 2022, we initiated the PURVIEW Study, a Phase 3 open-label study designed to evaluate the long-term safety and tolerability of dalzanemdor in patients with Huntington’s disease.

We previously evaluated dalzanemdor in certain other cognitive disorders associated with NMDA receptor dysfunction. In October 2024, we announced topline results from the LIGHTWAVE Study, a 12-week, randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating dalzanemdor for the treatment of patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease. The LIGHTWAVE Study did not demonstrate a statistically significant difference from baseline in participants treated with dalzanemdor versus placebo on the Wechsler Adult Intelligence Scale Fourth Edition (WAIS-IV) Coding Test score at Day 84, the primary outcome measure of the study. A total of 174 participants were enrolled and randomized in the LIGHTWAVE Study. Dalzanemdor was generally well-tolerated and no new safety signals were observed. A total of 92 participants experienced TEAEs and the majority of TEAEs were mild to moderate in severity. The analyses also did not demonstrate any meaningful differences in the dalzanemdor-treated participant group versus placebo participant group in exploratory endpoints such as the Repeatable Battery for the Assessment of Neuropsychological Status (RBANS) total score or the Montreal Cognitive Assessment (MoCA) total score. Based on these results, we do not plan any further development of dalzanemdor for the treatment of Alzheimer’s disease. In addition, in April 2024, we announced that the PRECEDENT Study, a Phase 2 clinical trial evaluating dalzanemdor as a treatment for Parkinson’s disease, did not meet its primary endpoint and that we do not plan any further development of dalzanemdor for the treatment of Parkinson’s disease.

We have other programs at earlier stages of development with a focus on both acute and chronic brain health disorders. Our earlier stage product candidates include SAGE-689, a balanced GABAA receptor positive allosteric modulator in Phase 1 clinical development intended for intramuscular administration, and SAGE-319, an extrasynaptic GABAA receptor-preferring positive allosteric modulator in Phase 1 clinical development for its potential use as an oral therapy in treating neurodevelopmental and motor disorders. We also have earlier stage compounds focused on NMDA receptor modulation, including SAGE-421, an NMDA receptor positive allosteric modulator that we plan to study for its potential use as an oral therapy in treating cognitive impairment. We expect to continue our work on allosteric modulation of the GABAA and NMDA receptor systems in the brain while exploring new targets and pharmacologies. The GABAA and NMDA receptor systems are broadly accepted as impacting many psychiatric and neurological disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future, and also believe that we may have the opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen. In addition, we record as collaboration revenue - related party our share of Biogen’s sales of ZURZUVAE, which became commercially available in late 2023. We also achieved and recognized a milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $2.9 billion as of September 30, 2024. Our net loss was $304.9 million for the nine months ended September 30, 2024. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial activities. We expect to incur significant expenses and operating losses for the foreseeable future.

In October 2024, we committed to a plan to reorganize our business operations intended to strengthen our balance sheet and focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and our pipeline development efforts. As part of the reorganization, we plan to implement a reduction of our workforce by approximately 33%. We anticipate that the implementation of the reorganization will result in a reduction of our operating expenses. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2024, anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential savings resulting from our October 2024 reorganization, will support our operations into 2026. See “—Liquidity and Capital Resources”.

Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our October 2024 reorganization, we expect to continue to incur significant costs in connection with our ongoing activities, including if and as we:

•
continue to commercialize ZURZUVAE for the treatment of women with PPD in the U.S.;
•
complete ongoing clinical trials of dalzanemdor and potential further development, if the DIMENSION Study is successful;
•
support our collaborations with Biogen and Shionogi;
•
advance certain of our earlier-stage compounds; evaluate other indications, if any, for SAGE-324; identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of assets with differentiated features;
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
•
continue to explore opportunities to establish licenses, collaborations or other agreements or alliances with other biotechnology and pharmaceutical companies, at the appropriate time, where we believe a collaboration will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives; and
•
evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone in the European Union and other jurisdictions outside the U.S., and determine how best to move forward where and when it may make business and strategic sense.

Until such time that we can generate significant revenue on a sustained basis from product sales and/or from collaborations, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources of financing, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our commercialization of ZURZUVAE or any other product and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations, licenses, or similar arrangements may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We and Biogen are utilizing a specialty pharmacy distribution model by which ZURZUVAE is shipped directly to women with PPD who are prescribed the treatment. We and Biogen have active field sales forces supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. We and Biogen are continuing to engage in discussions with national, regional and government payors to advocate for broad and equitable access to ZURZUVAE for women with PPD with minimal restrictions. Payor coverage for ZURZUVAE for the treatment of women with PPD is currently in place for a majority of commercially covered lives for ZURZUVAE in the treatment of women with PPD without step therapy or complex prior authorizations, including coverage from all three national Pharmacy Benefit Managers. We expect formulary discussions to continue over the course of 2024.

In the third quarter ending September 30, 2024, approximately 2,000 prescriptions for ZURZUVAE were shipped and delivered, an increase of over 40% from the prior quarter. We also maintain a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance for women with PPD, such as the potential for copay assistance for those with commercial insurance and the potential to be provided product at no cost for other eligible patients.

Given the complexities and challenges associated with administration of ZULRESSO, use of the product has been limited and further reduced as a result of the availability of ZURZUVAE for the treatment of women with PPD. For that reason, we plan to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024. This change will allow us to further focus on commercialization of ZURZUVAE for the treatment of women with PPD. We plan to support scheduled ZULRESSO infusions until the end of 2024.

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

In June 2018, we entered into a strategic collaboration with Shionogi for the clinical development and commercialization of zuranolone for the treatment of MDD and other potential indications in the Shionogi Territory. Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and drug product manufacturing of zuranolone for the treatment of MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a clinical supply agreement with Shionogi under which we supply Shionogi with zuranolone material for clinical and development purposes. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million in the year ended December 31, 2018, and from the supply of materials under the clinical supply agreement. In the third quarter of 2024, Shionogi announced that it had submitted an NDA in Japan for zuranolone for the treatment of MDD.

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed 217 Products and the Licensed 324 Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. Under the terms of the Biogen Collaboration Agreement, and as a result of the SAGE-324 Termination, we will jointly develop and, if successful, jointly commercialize the Licensed 217 Products in the U.S. and Biogen solely will develop and commercialize the Licensed 217 Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed 217 Products, under the Biogen Collaboration Agreement solely for the U.S. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. Biogen is the principal and records sales of ZURZUVAE in the U.S. and will be the principal and record sales of Licensed 217 Products globally.

In the year ended December 31, 2020, we recorded license and milestone revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. We also achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million and recorded license and milestone revenue - related party in the fourth quarter of 2023 for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. As a result of the SAGE-324 Termination, we will not receive any milestone payments for Licensed 324 Products under the Biogen Collaboration Agreement. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues from sales of any commercialized products, and other payments. We expect that our collaboration revenue will increase due to the commercial launch of ZURZUVAE for the treatment of women with PPD that commenced in December 2023. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

Cost of revenues includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We expect to utilize zero-cost inventory with respect to ZULRESSO for the duration of its commercial availability and for ZURZUVAE for an extended period of time. We expect that our overall cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs in the U.S. under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and, through the SAGE-324 Termination effective date, Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. Following commercialization in the U.S., payments to or reimbursements from Biogen related to commercial co-manufacturing activities in the U.S. are accounted for as an increase to or reduction of cost of revenues. During the three and nine months ended September 30, 2024, we recorded net reimbursement of $5.4 million and $14.4 million, respectively, and during the three and nine months ended September 30, 2023, we recorded net reimbursement of $28.2 million and $67.9 million, respectively, from Biogen to us that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

In addition, healthcare and vendor staffing shortages and disruption to the U.S. healthcare system, and/or the impact of other macroeconomic and geopolitical conditions, may also negatively impact our ongoing and planned development activities and increase our research and development costs. Concerns, precautions and restrictions related to future pandemics or other events, staffing shortages, or other changes to the macroeconomic environment may substantially slow clinical site identification and activation and enrollment in our clinical trials, may impair or delay the conduct, auditing, monitoring, or completion of our trials, may impair or impede the timeliness and completion of our data collection and analysis efforts or the integrity of our data, or may cause us to pause trials, in each case which may significantly impact our ability to meet our expected timelines or cause us to change our plans and may significantly increase our research and development costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including those personnel costs associated with the direct sales and marketing force and our patient support program for ZURZUVAE, as well as salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZURZUVAE and ZULRESSO; ongoing launch activities related to ZURZUVAE; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We have an active field sales force supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning, and management dedicated to commercialization of ZURZUVAE. Our current commercial operations for ZULRESSO are limited to account management focused on geographies that have existing, active ZULRESSO treatment sites. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support ongoing commercial activities associated with ZURZUVAE and support of existing ZULRESSO treatment sites through the end of 2024, when we plan to discontinue commercial availability of ZULRESSO in the U.S.

As a result of our October 2024 reorganization, we expect that our selling, general and administrative expenses will decrease in 2025 as compared to 2024. However, we expect to continue to incur significant selling, general and administrative expenses as we and our collaboration partner commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses include the personnel costs associated with the direct sales and marketing force for ZURZUVAE and our patient support program for ZURZUVAE. For example, we recently completed a strategic expansion of our sales force, where we believe additional resources will help accelerate demand for ZURZUVAE in the treatment of PPD. Additionally, we expect to incur significant expenses from the progression of our development efforts for our current or future product candidates and commercialization of those products, if successfully developed and approved. We also expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of Licensed 217 Products and, through the SAGE-324 Termination effective date, Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and nine months ended September 30, 2024, we recorded net reimbursement from us to Biogen of $2.4 million and $5.7 million, respectively, and during the three and nine months ended September 30, 2023 we recorded net reimbursement from us to Biogen of $5.8 million and $16.3 million, respectively, that was added to our selling, general and administrative expenses because Biogen incurred a greater amount of these expenses than us.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Product revenue, net	$843	$2,716	$(1,873)
Collaboration revenue - related party	11,028	—	11,028
Total revenues	11,871	2,716	9,155
Operating costs and expenses:
Cost of revenues	5,278	905	4,373
Research and development	54,576	101,919	(47,343)
Selling, general and administrative	53,219	78,142	(24,923)
Restructuring	—	33,599	(33,599)
Total operating costs and expenses	113,073	214,565	(101,492)
Loss from operations	(101,202)	(211,849)	110,647
Interest income, net	7,642	10,274	(2,632)
Other income (expense), net	9	(55)	64
Net loss	$(93,551)	$(201,630)	$108,079

Product Revenue, Net

During the three months ended September 30, 2024 and 2023, we recognized $0.8 million and $2.7 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period. We plan to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

Collaboration Revenue - Related Party

During the three months ended September 30, 2024, we recognized $11.0 million of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen reports for ZURZUVAE.

During the three months ended September 30, 2023, we recognized no collaboration revenue - related party under the Biogen Collaboration Agreement.

Other Collaboration Revenue

During the three months ended September 30, 2024 and 2023, we did not recognize any other collaboration revenue related to the supply of zuranolone active pharmaceutical ingredient, or API, under our agreement with Shionogi.

We expect that further revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of our share of collaboration revenues resulting from Biogen’s sales of ZURZUVAE, license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2,

Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

During the three months ended September 30, 2024 and 2023, cost of revenues was $5.3 million and $0.9 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. During the three months ended September 30, 2024, we incurred $3.6 million of one-time charges related to the write-off of excess inventory and impairment of intangible assets related to ZULRESSO as a result of the decision to discontinue commercial availability in the U.S. as of December 31, 2024. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and therefore a portion of such costs are excluded from the cost of revenues for the three months ended September 30, 2024 and 2023. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We expect to utilize zero-cost inventory with respect to ZULRESSO during this period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$1,118	$47,013	$(45,895)
SAGE-324	7,497	8,240	(743)
dalzanemdor (SAGE-718)	10,851	14,714	(3,863)
Other research and development programs	10,861	21,428	(10,567)
Unallocated expenses	24,189	31,854	(7,665)
Stock-based compensation	5,483	6,874	(1,391)
Net reimbursement from Biogen	(5,423)	(28,204)	22,781
	$54,576	$101,919	$(47,343)

Research and development expenses for the three months ended September 30, 2024 were $54.6 million, compared to $101.9 million for the three months ended September 30, 2023. The decrease of $47.3 million was primarily due to the following:

•
a decrease of $45.9 million in expenses for development of zuranolone, primarily due to a decrease in manufacturing spend resulting from receiving marketing approval only for PPD and the completion of clinical trials in the fourth quarter of 2023;
•
a decrease of $3.9 million in expenses for development of dalzanemdor, primarily due to the completion of two phase 2 clinical trials in the second quarter of 2024;

•
a decrease of $10.6 million in expenses for other research and development programs, primarily due to decreased work on early-stage research and clinical programs as a result of our restructuring in the third quarter of 2023;
•
a decrease of $7.7 million in unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $22.8 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended September 30, 2024, the amount of net reimbursement was $0.5 million for zuranolone, $3.8 million for SAGE-324 and $1.2 million for costs that are reimbursable and included in unallocated expenses. For the three months ended September 30, 2023, the amount of net reimbursement was $22.2 million for zuranolone, $4.1 million for SAGE-324 and $1.9 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in zuranolone expense for manufacturing for both us and Biogen resulting from our receipt of marketing approval only for PPD and the completion of clinical trials in the fourth quarter of 2023.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Personnel-related	$22,589	$24,368	$(1,779)
Stock-based compensation	8,724	20,979	(12,255)
Professional fees	12,020	14,180	(2,160)
Other	7,467	12,780	(5,313)
Net reimbursement to Biogen	2,419	5,835	(3,416)
	$53,219	$78,142	$(24,923)

Selling, general and administrative expenses for the three months ended September 30, 2024 were $53.2 million, compared to $78.1 million for the three months ended September 30, 2023. The decrease of $24.9 million was primarily due to the following:

•
a decrease of $1.8 million in personnel-related expense, primarily due to the reduction of headcount as a result of our restructuring in the third quarter of 2023;
•
a decrease of $12.3 million in stock-based compensation expense, primarily due to the recognition of $13.6 million of expense related to the achievement and probable achievement of performance-based vesting criteria during the three months ended September 30, 2023 as compared to $0.6 million of expense for the achievement of performance-based vesting criteria during the three months ended September 30, 2024;
•
a decrease of $5.3 million in other expense, primarily due to lower expenses related to overhead including consultants and technology as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $3.4 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended September 30, 2024, the amount of net reimbursement from Biogen to us was $0.2 million for personnel-related costs and from us to Biogen was $2.6 million for external costs. For the three months ended September 30, 2023, the amount of net reimbursement from us to Biogen was $0.6 million for personnel-related costs and $5.2 million for external costs. The primary reason for the decrease in net reimbursement was a decrease in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

2023 Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE for the treatment of women with PPD. As of September 30, 2024, we have recorded a total of $32.8 million of expense related to the restructuring in 2023, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges with respect to the 2023 restructuring have been incurred and paid in cash as of September 30, 2024.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended September 30, 2024 and 2023 were $7.7 million and $10.2 million, respectively. The primary reason for the decrease was the smaller investment balance in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Product revenue, net	$3,132	$8,469	$(5,337)
Collaboration revenue - related party	24,661	—	24,661
Other collaboration revenue	634	14	620
Total revenues	28,427	8,483	19,944
Operating costs and expenses:
Cost of revenues	7,955	1,339	6,616
Research and development	188,873	291,905	(103,032)
Selling, general and administrative	161,775	219,415	(57,640)
Restructuring	—	33,599	(33,599)
Total operating costs and expenses	358,603	546,258	(187,655)
Loss from operations	(330,176)	(537,775)	207,599
Interest income, net	25,277	29,276	(3,999)
Other income (expense), net	11	(284)	295
Net loss	$(304,888)	$(508,783)	$203,895

Product Revenue, Net

During the nine months ended September 30, 2024 and 2023, we recognized $3.1 million and $8.5 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during either period. We plan to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

Collaboration Revenue - Related Party

During the nine months ended September 30, 2024, we recognized $24.7 million of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen reports for ZURZUVAE.

During the nine months ended September 30, 2023, we recognized no collaboration revenue - related party under the Biogen Collaboration Agreement.

Other Collaboration Revenue

During the nine months ended September 30, 2024 and 2023, we recognized $0.6 million and $14 thousand, respectively, of other collaboration revenue related to the supply of zuranolone API under our agreement with Shionogi.

We expect that further revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of our share of collaboration revenues resulting from Biogen’s sales of ZURZUVAE, license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies, and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report.

Cost of Revenues

During the nine months ended September 30, 2024 and 2023, cost of revenues was $8.0 million and $1.3 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. During the three months ended September 30, 2024 we incurred $3.6 million of one-time charges related to the write-off of excess inventory and impairment of intangible assets related to ZULRESSO as a result of the decision to discontinue commercial availability in the U.S. as of December 31, 2024. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and therefore a portion of such costs are excluded from the cost of revenues for the nine months ended September 30, 2024 and 2023. We estimate that our cost of revenues for ZULRESSO as a percentage of net product revenue will remain in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We expect to utilize zero-cost inventory with respect to ZULRESSO during this period.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$1,637	$100,654	$(99,017)
SAGE-324	20,377	24,852	(4,475)
dalzanemdor (SAGE-718)	49,224	40,910	8,314
Other research and development programs	34,546	61,024	(26,478)
Unallocated expenses	80,928	112,225	(31,297)
Stock-based compensation	16,566	20,143	(3,577)
Net reimbursement from Biogen	(14,405)	(67,903)	53,498
	$188,873	$291,905	$(103,032)

Research and development expenses for the nine months ended September 30, 2024 were $188.9 million, compared to $291.9 million for the nine months ended September 30, 2023. The decrease of $103.0 million was primarily due to the following:

•
a decrease of $99.0 million in expenses for development of zuranolone, primarily due to a decrease in manufacturing spend resulting from receiving marketing approval only for PPD and the completion of clinical trials in the fourth quarter of 2023;
•
a decrease of $4.5 million in expenses for development of SAGE-324, primarily due to the completion of two clinical trials which were ongoing during the nine months ended September 30, 2023;
•
an increase of $8.3 million in expenses for development of dalzanemdor, primarily due to increased activities directed towards the conduct of one open-label Phase 3 safety clinical trial and three Phase 2 clinical trials;
•
a decrease of $26.5 million in expenses for other research and development programs, primarily due to decreased work on early-stage research and clinical programs as a result of our restructuring in the third quarter of 2023;
•
a decrease of $3.6 million in stock-based compensation expense, primarily due to the recognition of $6.8 million of expense related to the achievement and probable achievement of performance-based vesting criteria during the nine months ended September 30, 2023 as compared to $0.7 million of expense for the achievement of performance-based vesting criteria during the nine months ended September 30, 2024, partially offset by a $2.5 million increase in time-based stock grant expense that included retention grants made during the third quarter of 2023;
•
a decrease of $31.3 million in unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $53.5 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the nine months ended September 30, 2024, the amount of net reimbursement was $0.7 million for zuranolone, $10.2 million for SAGE-324 and $3.5 million for costs that are reimbursable and included in unallocated expenses. For the nine months ended September 30, 2023, the amount of net reimbursement was $49.0 million for zuranolone, $12.2 million for SAGE-324 and $6.7 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in zuranolone expense for manufacturing for both us and Biogen resulting from our receipt of marketing approval only for PPD and the completion of clinical trials in the fourth quarter of 2023.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Personnel-related	$69,145	$86,648	$(17,503)
Stock-based compensation	28,506	39,441	(10,935)
Professional fees	34,127	38,670	(4,543)
Other	24,253	38,311	(14,058)
Net reimbursement to Biogen	5,744	16,345	(10,601)
	$161,775	$219,415	$(57,640)

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $161.8 million, compared to $219.4 million for the nine months ended September 30, 2023. The decrease of $57.6 million was primarily due to the following:

•
a decrease of $17.5 million in personnel-related expense, primarily due to the reduction of headcount as a result of our restructuring in the third quarter of 2023;
•
a decrease of $10.9 million in stock-based compensation expense, primarily due to recognition of $17.9 million of expense related to the achievement and probable achievement of performance-based vesting criteria during the nine months ended September 30, 2023 as compared to $2.9 million of expense for the achievement of performance-based vesting criteria during the nine months ended September 30, 2024, partially offset by a $4.1 million increase in time-based stock grant expense that included retention grants made during the third quarter of 2023;
•
a decrease of $4.5 million in professional fees expense, primarily due to lower expenses related to overhead, including consultants and commercialization efforts as a result of only receiving marketing approval of ZURZUVAE for the treatment of PPD and our restructuring in the third quarter of 2023;
•
a decrease of $14.1 million in other expense, primarily due to lower expenses related to overhead including consultants and technology as a result of our restructuring in the third quarter of 2023; and
•
a decrease of $10.6 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the nine months ended September 30, 2024, the amount of net reimbursement from Biogen to us was $0.1 million for personnel-related costs and from us to Biogen was $5.9 million for external costs. For the nine months ended September 30, 2023, the amount of net reimbursement from us to Biogen was $1.2 million for personnel-related costs and $15.1 million for external costs. The primary reason for the decrease in net reimbursement was a decrease in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

2023 Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we work to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE to treat women with PPD. As of September 30, 2024, we have recorded a total of $32.8 million of expense related to the restructuring in 2023, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges in connection with the 2023 restructuring have been incurred and paid in cash as of September 30, 2024.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the nine months ended September 30, 2024 and 2023 were $25.3 million and $29.0 million, respectively. The primary reason for the decrease was the smaller investment balance in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our product ZULRESSO for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE for the treatment of women with PPD in the U.S. in December 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of September 30, 2024, we had an accumulated deficit of $2.9 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. Upon the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, we also became entitled to receive a $75.0 million milestone payment from Biogen, which we received in January 2024. From our inception through September 30, 2024, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

In September 2024, we entered into a Sales Agreement, or the ATM Sales Agreement, with TD Securities (USA) LLC, as sales agent, or TD Cowen, with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million, from time to time through TD Cowen. Upon our entry into the ATM Sales Agreement, we terminated our prior sales agreement with Cowen and Company, LLC, an affiliate of TD Cowen, dated November 7, 2023, or the Original Sales Agreement. At the time of such termination, $241.7 million out of an aggregate of $250.0 million of shares remained unsold under the Original Sales Agreement. During the three months ended September 30, 2024, we did not sell any shares under the ATM Sales Agreement or the Original Sales Agreement. As of September 30, 2024, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

As of September 30, 2024, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $569.2 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(200,634)	$(421,066)
Investing activities	220,104	400,852
Financing activities	10,665	6,289
	$30,135	$(13,925)

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities primarily resulted from our net loss of $304.9 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, partially offset by changes in our operating assets and liabilities of $64.0 million, which includes receipt of a $75.0 million milestone payment from Biogen, and $40.3 million of non-cash items.

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

Investing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by investing activities was $220.1 million and $400.9 million, respectively. During the nine months ended September 30, 2024 and 2023, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $10.7 million and $6.3 million, respectively. The increase was primarily due to the gross proceeds of $8.3 million from the sale of our common stock under the Original Sales Agreement during the nine months ended September 30, 2024.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future as we commercialize ZURZUVAE, along with our collaboration partner Biogen, for the treatment of women with PPD in the U.S.; continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential commercialization of product candidates beyond ZULRESSO and ZURZUVAE that are successfully developed and approved, including engaging in pre-launch and launch-readiness activities; begin to commercialize any such products, if approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZURZUVAE and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2024, anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential savings resulting from our October 2024 reorganization, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. Although we expect an overall decrease in our operating expenses in 2025 as compared to 2024 as a result of the October 2024 reorganization, we still expect to incur significant operating expenses, including in connection with our efforts to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. We expect these costs will include the expenses associated with: ongoing co-commercialization activities; advancing our ongoing clinical trials for dalzanemdor and potential further development of dalzanemdor, if the DIMENSION Study is successful; conducting clinical trials of our other current and future product candidates; continuing certain research activities; pursuing potential business development activities; and pursuing our strategic plan.

Our current operating plan does not contemplate other activities that we may pursue or that all of our currently planned activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, and we may use our available capital resources sooner than we currently expect. We may also choose to change or increase our development, commercialization or other efforts or incur significant unanticipated expenses. Because of the numerous risks and uncertainties associated with the development and commercialization of any product or product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete development of our current or future product candidates or to commercialize any approved product.

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
•
the impact of our October 2024 reorganization;
•
the impact of our plans to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024;
•
the initiation, progress, completion, timing, costs, and results of ongoing, planned and future non-clinical studies and clinical trials for our existing and future product candidates; the number and length of clinical trials required by regulatory authorities to support regulatory approval; and the costs of preparing, submitting and supporting regulatory filings for our product candidates, if our development efforts are successful;
•
general macroeconomic and geopolitical conditions, including any capacity and resource constraints at our vendors and clinical trial sites on initiation and conduct of our clinical trials or on our supply chain;
•
the ability of dalzanemdor and our other product candidates to progress through development successfully and on the timelines we expect; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates, including the number and length of clinical trials required to support regulatory approval; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;
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

Until such time, if ever, as we can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, we will need additional financing. We expect to finance our additional cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing or royalty arrangements and other sources of funding. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of other strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our stockholders. If we raise additional funds through collaborations, strategic alliances, licensing or royalty arrangements or other agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Raising funds may present challenges. Markets may experience volatility or become disrupted in the future for any number of reasons, including as a result of macroeconomic or geopolitical conditions, result in an economic recession, a decrease in corporate and consumer expenditures, prolonged unemployment, or other circumstances that could negatively impact general economic conditions. If we are unable to raise additional funds through equity or debt financings or other means when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

As disclosed in Note 6, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report, in January 2024, we entered into a lease for new office space in a multi-tenant building at 55 Cambridge Parkway, Cambridge, Massachusetts consisting of 30,567 square feet, for which the lease term commenced on September 1, 2024. The lease has an initial term of approximately sixty-six months. The monthly base rent due under the lease shall initially be $224,158 per month for the first year following the rent commencement date and is scheduled to increase by approximately 3% per annum for each subsequent year of the lease term. The monthly base rent does not include related common area maintenance costs or real estate taxes, because those costs are variable.

The following table summarizes our contractual obligations at September 30, 2024, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$14,123	$442	$5,995	$6,333	$1,353
Total(1)(2)(3)	$14,123	$442	$5,995	$6,333	$1,353

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

(1) We lease office space in one multi-tenant building in Cambridge, Massachusetts, consisting, as of September 30, 2024, of 30,567 square feet under an operating lease, that will expire on February 28, 2030. We lease office space in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that will expire on November 30, 2024. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable.

(2) We have acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. We are obligated to make future remaining milestone payments under these agreements of up to an aggregate of $23.8 million upon achieving certain milestones related to clinical development, regulatory approvals and sales. During the nine months ended September 30, 2024, we recorded no expense for milestones under these license agreements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $569.2 million as of September 30, 2024. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against us and individuals, Barry E. Greene and Kimi Iguchi, or the Securities Class Action. The complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased Sage stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. We deny any allegations of wrongdoing and intend to vigorously defend against the Securities Class Action.

On October 16, 2024, we received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission, or the SEC, requesting documents and information related to our new drug application for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information. We are cooperating with the SEC and intend to provide information responsive to the SEC’s requests.

At this time, we are unable to predict the outcome of the Securities Class Action or the SEC investigation or reasonably estimate a range of possible losses.

We may from time to time become involved in other legal proceedings relating to claims arising from our ordinary course of business, including claims related to contracts, employment arrangements, operating activities, intellectual property or other matters.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

Our future business prospects depend heavily on our ability, with our collaboration partner, Biogen MA Inc., and Biogen International GmbH, or together, Biogen, to successfully commercialize ZURZUVAE® (zuranolone) for the treatment of women with postpartum depression, or PPD, in the U.S. There is no assurance that our commercialization efforts in the U.S. with respect to ZURZUVAE for the treatment of women with PPD will be successful or that we will be able to generate revenues at the levels or on the timing we expect or at levels or on the timing necessary to support our goals.

Our business currently depends heavily on our ability, along with our collaboration partner, Biogen, to successfully commercialize ZURZUVAE in the U.S. as a treatment for women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023. ZURZUVAE is the first oral treatment specifically indicated for PPD. We may never be able to successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. ZURZUVAE may not achieve and maintain broad market acceptance from healthcare professionals treating women with PPD. Healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or may only consider prescribing ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. ZURZUVAE may also not achieve and maintain broad market acceptance from women with PPD who may decide that they do not want to be treated with ZURZUVAE out of concerns about the safety and tolerability profile of ZURZUVAE or use while breastfeeding. ZURZUVAE includes a boxed warning that instructs healthcare providers to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the once-daily 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions that may cause a woman with PPD not to consider ZURZUVAE as a treatment option. ZURZUVAE may also not achieve and maintain broad market acceptance for the treatment of women with PPD if payors are not willing to provide reimbursement for the treatment or impose significant restrictions on reimbursement. Payors that currently have favorable coverage for ZURZUVAE in PPD may change their policies and may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity on measurements scales, requiring prior consultation with a psychiatrist or other specialist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. In addition, even if a healthcare professional writes a prescription for ZURZUVAE for the treatment of a women with PPD, the prescription may not result in product being shipped to a patient and a patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process of obtaining a prescription through the specialty pharmacy too slow or complicated. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve success. ZURZUVAE may also not achieve the clinical benefit we expect in women with PPD. Our commercialization of ZURZUVAE in PPD may be negatively impacted by competition from other drugs currently on the market or that may be approved in the future. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter other market-related issues in the commercialization of ZURZUVAE for the treatment of women with PPD, including as a result of the price we charge. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or we or Biogen may not be able or willing to scale our resources at the right time or at an effective level. Even if we are successful in commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from ZURZUVAE for the treatment of women with PPD will be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current and future product candidates. Drug development and obtaining regulatory approval for a product involve a long, expensive and uncertain process, involving a high degree of risk.

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

For example, in July 2024, we announced that the KINETIC 2 Study, a Phase 2b dose-ranging clinical trial evaluating SAGE-324 for the treatment of patients with essential tremor, did not meet its primary or secondary endpoints. As a result, we and Biogen announced plans to close our ongoing open label safety study of SAGE-324 and to cease further clinical development of SAGE-324 in essential tremor. Subsequently, in September 2024, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. While we are evaluating next steps, if any, for other potential indications for SAGE-324, these efforts may be unsuccessful. We may choose not to further develop SAGE-324, or if we do study SAGE-324 in additional indications, such efforts may result in significant expenditure of time and expense, and we may never achieve positive results from the SAGE-324 program.

In addition, in October 2024, we announced that the LIGHTWAVE Study, a 12-week, randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating dalzanemdor for the treatment of patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, did not meet its primary endpoint and analyses did not demonstrate any meaningful differences versus placebo in the other exploratory endpoints. Previously, in April 2024, we announced that the PRECEDENT Study, a Phase 2 clinical trial evaluating dalzanemdor as a treatment for cognitive impairment due to Parkinson’s disease, did not meet its primary endpoint and analyses did not suggest any meaningful differences versus placebo in the other exploratory endpoints. We are continuing to advance our clinical program for dalzanemdor with the DIMENSION Study, a placebo-controlled Phase 2 clinical trial, and the PURVIEW Study, an open-labeled safety study, in patients with cognitive impairment associated with Huntington’s disease, but these trials may similarly be unsuccessful. Any potential directionally positive signals in certain measures of the treatment phase of the SURVEYOR Study of patients with cognitive impairment due to Huntington’s disease announced in June 2024 may not mean the results of the DIMENSION Study or the PURVIEW Study will be positive or otherwise be meaningful to the dalzanemdor development program. In addition, although we adjusted the primary endpoint for the DIMENSION Study, adjusting the primary endpoint does not change the probability of success for this study. The results of the DIMENSION Study or the PURVIEW Study may not be positive and may not support further development.

We may find that studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in the KINETIC 2 Study, we evaluated multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. SAGE-324 did not demonstrate a statistically significant dose-response relationship on the primary endpoint in participants with essential tremor. A dose-relationship was observed, however, in the incidence of CNS depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs leading to study drug discontinuation in the KINETIC 2 Study. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. Changes in formulation or the need to refine or scale-up the manufacturing process as we do for any of our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses or could lead to different results than achieved with the earlier formulation or processes.

The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. The FDA or other regulatory authorities may not agree with our interpretation of the results of clinical trials or non-clinical studies. Other decisions or actions of the FDA or other regulatory authorities may affect our plans, progress, results, timing or next steps, including whether to proceed with further development. For example, we received a complete response letter, or CRL, related to the new drug application, or NDA, for zuranolone for the treatment of MDD. The FDA has taken the position that one or more additional clinical trials of zuranolone are required to support approval in MDD. We and Biogen have agreed not to pursue further development or regulatory engagement for zuranolone for the treatment of MDD in the U.S.

We or our collaborators may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We or our collaborators may experience slower than expected activation of sites or enrollment and randomization of patients in our clinical trials, particularly in clinical trials where an in-patient stay or frequent site visits are required, the patient population is small or otherwise difficult to enroll, enrollment criteria are more selective than historically used, there are existing therapies, where other companies are running large clinical trials, or where relevant clinical sites or our vendors are experiencing healthcare staffing shortages or significant turnover. There is also the potential for slower than expected clinical site initiation, problems with the conduct of a study at one or more sites, delays or problems in analyzing data, the potential need for additional analysis or data or the need to enroll additional patients, the negative impact of feedback from the FDA or other regulatory authorities on trial design or analysis of results, the need to make protocol amendments or other unexpected issues, such as adverse events, in any of our clinical trials. These types of delays or issues could lead to delays in the completion of a trial and announcement of results or impact the results of our trials.

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

We may never be able to generate meaningful revenues from sales of our products, if successfully developed and approved, at levels or on timing necessary to support our investment and goals, and we may ultimately decide to discontinue commercial availability of products that we are unable to successfully commercialize or as a result of market changes.

Even if we or one of our collaborators gains approval of any of our current or future product candidates, we and our collaborators may never be able to successfully commercialize such new product in the approved indications or meet our expectations with respect to timing and revenues or profits from sales of such product. The lack of commercial success at levels or on timing necessary to support our investment and goals, or overall changes to the market, may lead us to discontinue products even if successfully developed and approved.

For example, we plan to discontinue commercial availability of our product ZULRESSO® (brexanolone) CIV injection in the U.S. as of December 31, 2024. ZULRESSO is approved in the U.S. as a treatment for PPD in individuals 15 years old and older. ZULRESSO was first made commercially available in the U.S. in June 2019. Since launch, our revenues from sales of ZULRESSO have been negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the introduction of ZURZUVAE as a treatment for women with PPD. ZULRESSO is administered as a continuous infusion given over two and a half days. Because of the risk of serious harm resulting from excessive sedation or sudden loss of consciousness during the ZULRESSO infusion, ZULRESSO is approved for administration only in a medically-supervised healthcare setting that has been certified under a Risk Evaluation and Mitigation Strategy, or REMS, program and meets the other requirements of the REMS program, including requirements related to monitoring of the patient during the infusion. The actions that have been required for a healthcare setting to be ready and willing to treat women with PPD are complex and time-consuming. These actions have included becoming REMS-certified; achieving formulary approvals; establishing protocols for administering ZULRESSO; and securing satisfactory reimbursement. Sites have often had to negotiate reimbursement on a payor-by-payor basis under commercial coverage. These requirements created significant barriers to treatment with ZULRESSO for women with PPD.

We also encountered other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•
Some women with PPD who need treatment have found it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry that is part of the REMS process or have been concerned about the risk of excessive sedation and sudden loss of consciousness.
•
More healthcare providers than we expected have been unwilling to accept ZULRESSO as a treatment for women with PPD; we believe this unwillingness has been due primarily to the product profile and reimbursement challenges associated with ZULRESSO.
•
We compete with lower cost antidepressants.
•
In light of the commercial availability of ZURZUVAE as an oral treatment option for women with PPD, healthcare settings are less likely to complete the complex and time-consuming actions required to become infusion-ready, and many of those healthcare settings that have in the past been active treatment sites have not been as willing to remain infusion-ready.
•
Given the mode of administration, the nature of the REMS and the current limitation on the administration of ZULRESSO to a medically-supervised healthcare setting certified under the REMS, use of ZULRESSO in the U.S. has been focused primarily on women with more severe symptoms of PPD.
•
We have encountered coverage and reimbursement challenges, including restrictions related to the severity of PPD cases for which ZULRESSO will be reimbursed, requirements that other treatments be used prior to ZULRESSO, or other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion.
•
A number of healthcare settings that have been willing to administer ZULRESSO to women with PPD who have commercial insurance have not been willing to treat Medicaid patients, which has adversely affected our ability to generate revenue from ZULRESSO.

If we may face issues or challenges with current or future products that impact market acceptance, convenience, availability, reimbursement or other aspects of commercialization, as applicable, these issues could impair our ability to generate revenues or could impair our ability to meet our expectations with respect to the amount or timing of revenues for our products, even if successfully developed and approved. If we decide to discontinue commercial availability for any of our products as a result of such challenges or changes to the market, as we are planning with ZULRESSO, the withdrawal of the product from the marketplace may raise potential additional risks and uncertainties, including from contract terminations, the withdrawal of the NDA with regulatory authorities, or other actions, which we may not be able to predict. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our efforts.

Our current or future products and product candidates may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS; or result in other negative consequences.

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

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and the FDA and regulatory authorities outside of the U.S. may delay, limit or deny approval of any of our product candidates for many reasons. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our ability to commence or continue marketing of our products, if approved, may have a material adverse effect on our business and prospects.

We are not permitted to market any of our product candidates in the U.S. until we or our collaborators receive approval of an NDA from the FDA or in any foreign countries until we or our collaborators receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. The FDA and regulatory authorities outside the U.S. may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•
we or our collaborators may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities, that our product candidates are safe and effective in any indication, as was the case with respect to the NDA for zuranolone for the treatment of MDD, and that the benefits outweigh the safety risks;
•
the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance or other criteria required by the FDA or regulatory authorities outside the U.S. for marketing approval;
•
the FDA or regulatory authorities outside the U.S. may impose a clinical hold or partial clinical hold prior to the initiation of development or during development of our product candidates, which could cause us to have to stop, delay or restrict further development;
•
the FDA or regulatory authorities outside the U.S. may disagree with our interpretation of data from our non-clinical studies and clinical trials, or may not accept data generated at one or more of our sites conducting non-clinical studies or clinical trials which could cause the study or trial to fail;
•
the FDA or regulatory authorities outside the U.S. may determine that the number, design, size, conduct, implementation or results of our non-clinical studies or clinical trials are inadequate for regulatory approval or that changes in dosing or drug formulation used in our non-clinical studies or clinical trials require additional trials or studies, even if the regulatory authorities have previously reviewed and commented on the design and details of our plans as was the case with respect to the NDA for zuranolone for the treatment of MDD;
•
the FDA or regulatory or other government authorities outside the U.S. may require that we or our collaborators conduct additional non-clinical studies and clinical trials prior to approval or post-approval;
•
the FDA or regulatory authorities outside the U.S. may not approve the formulation, labeling or specifications of any of our product candidates;
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
•
the FDA or regulatory authorities outside the U.S. may approve a product candidate for which we or our collaborators are seeking regulatory approval for a more limited patient population than expected or with substantial use restrictions;
•
the FDA may require a REMS as a condition of approval or post-approval for our product candidates, as was the case with ZULRESSO, or may modify an existing REMS or may impose other limitations or restrictions, like a boxed warning, as is the case with ZURZUVAE;

•
the FDA or regulatory authorities outside the U.S. may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including cGMPs; or
•
the FDA or regulatory authorities outside the U.S. may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for product candidates and successfully market approved products. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA has imposed post-approval obligations in connection with approval of ZULRESSO and ZURZUVAE. For ZURZUVAE, the FDA is requiring two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. We may not be able to fulfill these obligations in accordance with the FDA’s timelines, or at all. The FDA recommended scheduling with respect to both ZURZUVAE (zuranolone) and ZULRESSO (brexanolone), and both received a Schedule IV classification from the DEA. The FDA may recommend scheduling with respect to any of our current or future product candidates, if approved. In such event, as was the case with ZURZUVAE and ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved. In addition, the scheduling designation itself could impact the market opportunity for any product candidate that is successfully developed and approved.

We may seek priority review of future NDA submissions with the FDA, if our development efforts with respect to any of our product candidates are successful, but the FDA may not grant such priority review. Even if the FDA grants priority review for an NDA, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other authorities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, the U.S. government has shut down several times in recent history and certain regulatory authorities, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There is no precise method of establishing in any geography over any period of time the actual number of patients with the diseases and disorders for which our products are indicated and our product candidates are targeted. With respect to any indications for which we have developed, are developing, or plan to develop products and product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimate, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases and include women who have symptoms of PPD but have not been formally diagnosed with PPD or may not meet all of the diagnostic criteria. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of inadequate screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of women with PPD or any other indication for which we are pursuing or may elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or prescribed to and used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the potential markets for ZURZUVAE for the treatment of women with PPD and for our other current and future product candidates in the indications we are or may pursue may not be accurate. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

We or our collaborators may find that our ongoing or any future clinical trials of dalzanemdor or any of our other current or future product candidates may fail to meet their primary endpoints. For example, in October 2024, we announced that the LIGHTWAVE Study evaluating dalzanemdor for the treatment of mild cognitive impairment and mild dementia due to Alzheimer’s disease did not meet its primary endpoint and in April 2024, we announced that the PRECEDENT Study evaluating dalzanemdor for the treatment of cognitive impairment in Parkinson’s disease did not meet its primary endpoint. Our ongoing placebo-controlled Phase 2 DIMENSION Study and open-label safety study of dalzanemdor for the treatment of cognitive impairment associated with Huntington’s disease may also fail to meet their primary endpoints or may generate results that do not support further development. In addition, in July 2024, we announced that the KINETIC 2 Study evaluating SAGE-324 for the treatment of essential tremor did not meet its primary endpoint, and that we were discontinuing development of SAGE-324 in essential tremor. Subsequently, in September 2024, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications of SAGE-324. We may choose not to further develop SAGE-324 in any indication.

We or our collaborators may also observe safety issues in clinical trials or non-clinical studies of our product candidates that we or they did not observe or appreciate in earlier stage clinical studies or non-clinical studies, or a different rate or severity of events, including as a result of an increase in dosing or in frequency or duration of dosing, studying a different patient population or different indication than previously studied, or administering a product candidate with a concomitant medication. For example, in the KINETIC 2 Study, for which we reported negative results in July 2024, we observed a dose-relationship in the incidence of CNS depressant TEAEs and in the frequency of TEAEs leading to study drug discontinuation in the study. Any of our studies may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results.

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

Failures or delays by us or our collaborators in the commencement, enrollment or completion of our ongoing and planned clinical trials of our current and future product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any such product candidate and to generate revenue from resulting products, if any.

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

Finally, if we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application to all member states concerned. If we or our collaborators are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

We or our collaborators may never seek or receive regulatory approval to market any of our products or product candidates outside of the U.S. or receive pricing and reimbursement outside the U.S. at acceptable levels.

We or our collaborators may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region. In order to market any product outside of the U.S., we or our collaborators must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. Even if we or our collaborators generate the data and information which we or our collaborators believe may be sufficient to file an application for regulatory approval of any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we or our collaborators did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

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

We do not currently have, nor do we plan to acquire or develop, the infrastructure or capability internally to manufacture supplies of our products, including ZURZUVAE, for commercial use or any of our other existing or future product candidates, for use in the conduct of our clinical trials and non-clinical studies or for future commercial use, and we rely completely on third-party suppliers for both active drug substances and finished drug products.

We rely on our contract manufacturers to manufacture sufficient quantities of ZURZUVAE active drug substance, finished drug product and packaged and labeled product. We have also relied on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO for the remaining duration of its commercial availability in the U.S. We also rely on our contract manufacturers to manufacture sufficient quantities of our product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful.

We expect our contract manufacturers to comply with current Good Manufacturing Practices, or cGMPs, in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must typically complete a pre-approval inspection by the FDA and other comparable foreign regulatory authorities to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. Contract manufacturers are subject to inspections by the FDA and regulatory authorities outside the U.S. If the FDA or other regulatory authorities were to identify deficiencies in connection with the inspections of our contract manufacturers for our products or any of our product candidates, the FDA could issue a Form 483, and other regulatory authorities could issue equivalent documents, documenting these deficiencies and require that we provide and comply with a corrective action plan, which could impact our ability to supply product or any of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory authorities, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products.

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

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product. We have had long-term supply agreements with our contract manufacturers with respect to ZULRESSO drug substance and drug product. We have an inventory of ZURZUVAE drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for SAGE-324 or dalzanemdor. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by master service and quality agreements.

If our existing contract manufacturing organizations, or CMOs, for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply drug substance or drug product to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any contract manufacturer will need to complete validation batches, pass an inspection by the FDA and other applicable foreign regulatory authorities, and be approved by regulatory authorities as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of ZURZUVAE, ZULRESSO (for the duration of its commercial availability in the U.S.), and of any future products that may be approved. If we are unable to maintain arrangements for third-party manufacturing or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize any approved product, including ZURZUVAE, or successfully complete development of our current or future product candidates.

ZURZUVAE or any of our other current or future products or product candidates, if our ongoing development efforts are successful, may not achieve and maintain broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from sales.

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

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may revise policies and adopt restrictions on coverage for any of our products, including ZURZUVAE, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet certain severity levels on measurement scales or other criteria more restrictive than the approved label for our product, or requiring other onerous and time-consuming forms of utilization management, such as prior authorization procedures, or they may limit the amount of reimbursement or restrict access altogether. These restrictions or limitations might impede appropriate use of our product for the approved indication. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is uncertainty related to maintaining third-party payor coverage and reimbursement of ZURZUVAE or any of our product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

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

Obtaining and maintaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate, directly or indirectly, that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We cannot be sure that adequate coverage or reimbursement will be available for ZURZUVAE or any product candidate that we or our collaborators may successfully develop and commercialize or that coverage will be available on reasonable terms.

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
•
the convenience, risk-benefit profile, ease and availability of alternative treatments already approved or expected to be commercially launched in the near future;
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

Our and our collaborators efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including ZURZUVAE for the treatment of women with PPD, may require significant resources and may never be successful. If ZURZUVAE, or any of our other current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, does not achieve an adequate level of acceptance by patients, healthcare providers, and payors, or reimbursement at reasonable levels and without significant or complex restrictions, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

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

ZURZUVAE and ZULRESSO (while commercially available), are, and any future approved products will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record-keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. For example, the FDA has required a REMS for ZULRESSO. Any REMS required by the FDA may lead to increased costs to assure compliance with the REMS and with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. In addition, if we are unable to comply with any REMS imposed on any of our products, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations.

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

Competing therapies may exist or could be approved that adversely affect the amount of revenue we are able to generate from the sale of ZURZUVAE or any of our other current or future product candidates, if successfully developed and approved.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. We plan to discontinue commercial availability of ZULRESSO in the U.S. on December 31, 2024. ZURZUVAE and ZULRESSO both currently compete with the current standard of care for PPD which commonly consists of psychotherapy; however, patients with moderate or severe symptoms of PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences. Lipocine has announced that it plans to seek to show bioequivalence of LPCN 1154 to brexanolone and reference ZULRESSO data.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc., which received FDA approval of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. (acquired byAbbVie Inc.) for the treatment of epilepsy and panic disorder.

Dalzanemdor is an oxysterol-based positive allosteric modulator of the NMDA receptor, which we are exploring in cognitive impairment associated with Huntington’s disease. A number of other companies are working to develop products to treat Huntington’s disease.

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

We and our collaboration partner Biogen achieved regulatory approval in the U.S. of ZURZUVAE for the treatment of adults with PPD, and launched ZURZUVAE for that indication. Our collaboration with Biogen may not lead to successful commercialization of ZURZUVAE in the U.S. or successful development of zuranolone in Biogen’s ex-U.S. territory. In the third quarter of 2023, our collaboration partner, Shionogi, filed an NDA in Japan for zuranolone for the treatment of MDD; however, Shionogi may not be successful in obtaining regulatory approval for zuranolone for the treatment of MDD, or if approved, may not be successful in commercializing zuranolone in Japan. Our existing and future collaborations, if any, may also not lead to the successful development and commercialization of ZURZUVAE in other indications or territories or of any other products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. The efforts under our existing collaborations may not be successful and we may never receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Although we may become eligible to earn certain milestone payments in connection with our collaborations, we may never meet such milestones or actually receive such milestone payments. Because we and Biogen have agreed not to pursue further development for zuranolone for the treatment of MDD in the U.S., we will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S. Our collaborators may decide to terminate their collaboration with us. For example, in September 2024, after we and Biogen decided to discontinue development of SAGE-324 in essential tremor, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications of SAGE-324. We may choose not to further develop SAGE-324 in any indication.

In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development of our product candidates or commercialization of approved products. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs or commercialization of an approved product, and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels or regulatory, development or commercialization strategy, which could hamper our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions for certain products in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts or commercialization globally or in key territories, then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

We rely, and expect that we will continue to rely, on third parties to conduct any clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with applicable standards and meet expected deadlines, we may not be able to successfully develop and obtain regulatory approval for our products candidates, and our business could be substantially harmed.

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

Nevertheless, we and our collaborators are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our collaborators, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. If we and our collaborators or our CROs or contract manufacturers fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we and our collaborators are unable to rely on clinical data collected, we and our collaborators may be required to repeat clinical trials or extend the duration of, or increase the size of our clinical trials or we may not be able to rely on the results of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures. In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZURZUVAE could be delayed.

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

The sale of ZURZUVAE, ZULRESSO, and any future approved products and the use of our product candidates in clinical trials expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others using, prescribing, selling or otherwise coming into contact with our products and product candidates. For example, we may be sued if any product or product candidate allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

We maintain product liability insurance coverage with a $20.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments or settlements exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program, which we participate in, and other governmental programs impose obligations to report pricing figures to the federal government, require us to pay rebates and participate in discount programs. Other programs impose limits on the price we or our collaborators are permitted to charge certain entities for ZURZUVAE, ZULRESSO (for the duration of its commercial availability), or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZURZUVAE or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The Patient Protection and Affordable Care Act, as amended, referred to herein as the ACA, and regulations promulgated thereunder could affect our obligations in ways we cannot anticipate.

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

We are subject to a number of healthcare and other statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the countries in which we currently or may in the future conduct our business.

Our current or future interactions and arrangements with third-party payors, healthcare providers, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZURZUVAE and ZULRESSO, and will play a similar role with respect to any of our current or future product candidates, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZURZUVAE or ZULRESSO (while commercially available), or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Although we have adopted a code of conduct and have an active compliance program, it is not always possible to identify and deter employee, consultant, vendor or collaborator misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by such persons to comply with these laws or regulations.

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

We may enroll subjects in our future clinical trials in the EU or other countries. When we do so, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities, including processing of personal data originating from the EU. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged. The exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the UK. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

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

Additionally, in October 2022, President Joseph Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue may impact our activities with companies in the EU, and any potential future business operations in the EU.

The FDA and other regulatory and enforcement authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses of prescription products. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory and enforcement authorities strictly regulate the promotional claims that may be made about prescription products and enforce laws and regulations prohibiting the promotion of unapproved, or “off-label” uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, and fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZURZUVAE, ZULRESSO, or any of our other products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

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

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could continue to lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the UK, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the UK in the future, if we elect to seek to commercialize any of our products there.

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming one of our proprietary GABAA positive allosteric modulator compounds, asserting a lack of novelty and non-obviousness. We are in the process of appealing the rejection and may not be successful in overturning the rejection.

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

For example, certain of our granted patents have, in the past, been opposed by third parties, and further of such proceedings in the future could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. Thus, any patents, should they issue, that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding or a derivation proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Even if a patent issues, and is held to be valid and enforceable, competitors may be able to design around our patents, such as using pre-existing or newly developed technology. Other parties may develop and obtain patent protection for more effective technologies, designs or methods.

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
•
we will be able to generate significant revenue from sales of ZURZUVAE or any of our product candidates, if successfully developed and approved, before our relevant patents expire;
•
we were the first to make the inventions covered by each of our pending patent applications and any patents that may issue in the future;
•
we were the first to file patent applications for these inventions;
•
others will not develop similar or alternative technologies that do not infringe any patents that have been or may be issued to us;
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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZURZUVAE or any of our product candidates that we may successfully develop.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties. The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our products or product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop our current product candidates and commercialize ZURZUVAE, ZULRESSO (for the duration of its commercial availability), and any future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our products or product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

If we or one of our collaborators or licensors initiated legal proceedings against a third party to enforce a patent, if and when issued, covering our product or any of our product candidates, the defendant could counterclaim that the patent covering our product or any of our product candidates is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory and non-statutory requirements, including lack of novelty, obviousness, non-statutory obviousness type double patenting, lack of written description, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, ex parte reexamination, inter partes review, derivation proceedings or interferences and equivalent proceedings in foreign jurisdictions, e.g., opposition or revocation proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. Certain of our granted patents have, in the past, been opposed by third parties, and further such proceedings in the future could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product or product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

We have entered into several licenses to support our various programs. We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various royalty payment, milestone, and other obligations on us. For example, the licensor may retain control over patent prosecution and maintenance under a license agreement, in which case, we may not be able to adequately influence patent prosecution or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement and may accordingly seek to terminate our license. In addition, future licensors may decide to terminate their licenses with us at will. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop a product candidate or commercialize a product, as well as harm our competitive business position and our business prospects.

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms, our business could materially suffer.

Some intellectual property which we have licensed, or may in the future license, may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we have licensed, or may in the future license, may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the license agreement with The Regents of the University of California may have been generated using U.S. government funds. As a result, the U.S. government may have certain rights to intellectual property embodied in our current product or current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we sell or may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone and zuranolone and plan to seek NCE exclusivity for our current and future product candidates. The NCE exclusivity for brexanolone expired in June 2024, five years following approval of ZULRESSO. Lipocine, Inc. is currently developing LPCN 1154, an oral formulation of brexanolone, under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA. Lipocine has announced that it plans to seek to show bioequivalence of LPCN 1154 to brexanolone and reference ZULRESSO data. There is no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient for our business. The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

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

Under the CREATES Act, legislation intended to facilitate the development of generic and biosimilar products, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications. Such litigation would subject us to litigation costs, damages and reputational harm, which could lead to lower revenues. Increased risk of generic competition with ZURZUVAE and any of our product candidates, if approved, including as a result of the CREATES Act, could impact our ability to maximize product revenue.

In addition, members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs. Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance. Such legislation, if passed into law, could adversely affect ZURZUVAE or any future products or result in earlier entry into the market of generic versions of our drugs.

Risks Related to our Industry

Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations.

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from ZURZUVAE or from the sales of any other products that are successfully developed and approved, and may limit our ability to achieve profitability.

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017 included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to commercialize our products and product candidates, if approved.

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

•
the demand for ZURZUVAE or any of our product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the amount of taxes that we are required to pay; and
•
the availability of capital.

We expect that the measures discussed above, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue from sales of ZURZUVAE, successfully commercialize any other products if approved in the future, and achieve profitability.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through September 30, 2024, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi and achieved a milestone under the collaboration agreement with Biogen totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. As of September 30, 2024, our cash, cash equivalents and marketable securities were $569.2 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $304.9 million for the nine months ended September 30, 2024, and our accumulated deficit was $2.9 billion as of September 30, 2024.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our October 2024 reorganization, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD and as we continue work to advance ongoing and future product candidates. We expect these costs will include the costs and expenses associated with: our sales and marketing activities; advancing ongoing clinical trials for dalzanemdor and potential further development of dalzanemdor if the DIMENSION Study is successful; conducting clinical trials of current and future product candidates; continuing certain research activities; outsourced manufacturing; pursuing potential business development activities; and the impact of future decisions and activities. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. We expect to continue to incur additional significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our product ZULRESSO, which commenced in June 2019. We plan to discontinue commercial availability for ZULRESSO in the U.S. on December 31, 2024, after which we do not expect to generate additional revenue from ZULRESSO. We do not expect to generate significant revenue from ZULRESSO in fourth quarter of 2024. In addition, we began to generate revenue from sales of ZURZUVAE in December 2023. Our ability to generate significant product and collaboration revenues from our current products and any future approved product depends on a number of factors, including, but not limited to:

•
our ability to successfully commercialize, with Biogen, ZURZUVAE for the treatment of women with PPD in the U.S., including our ability to achieve and maintain market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors;
•
our ability to successfully complete all ongoing and future clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our current or future product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and
•
with respect to any product candidate potentially approved in the future, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory reimbursement of such product in the medical community, with patients and with third-party payors.

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

We are currently commercializing ZURZUVAE for the treatment of women with PPD in the U.S. We also currently commercialize ZULRESSO in PPD, but plan to discontinue commercial availability of ZULRESSO in the U.S. on December 31, 2024, and are advancing our product candidates, including dalzanemdor, through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. In October 2024 and August 2023, we implemented strategic corporate reorganizations to support goals for long-term business growth. Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our October 2024 reorganization, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. Our anticipated operating expenses include costs associated with: sales and marketing activities; manufacturing; ongoing clinical trials for dalzanemdor and potential further development of dalzanemdor, if the DIMENSION Study is successful; clinical trials of our current and future product candidates; pursuing potential business development activities; continuation of certain research activities; and the impact of future decisions and activities. We may seek additional capital in the future to fund operating needs. Our cash needs will increase further if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of September 30, 2024, our cash, cash equivalents and marketable securities were $569.2 million. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of September 30, 2024, anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential savings resulting from our October 2024 reorganization, will support our operations into 2026. We do not anticipate receipt of any additional milestone payments from collaborations in the remainder of 2024. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our October 2024 reorganization at the levels we expect. In addition, our operating plan may change. We may choose to seek additional funds through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing or royalty arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund our operations. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, such as the CRL issued by the FDA to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, such as the announcement of negative results from the LIGHTWAVE Study in October 2024, the PRECEDENT Study in April 2024, and the KINETIC 2 Study in July 2024, our stock price is likely to decline, as it did in those instances, which would make a future financing more difficult and potentially more dilutive to our existing stockholders. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions, including future banking crises, or pandemics and other health crises, may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations.

We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company will be diluted. For example, in September, 2024, we entered into a Sales Agreement, or the ATM Sales Agreement, with TD Securities (USA) LLC, as sales agent, or TD Cowen, with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million, from time to time through TD Cowen. Upon our entry into the ATM Sales Agreement, we terminated our prior sales agreement with Cowen and Company, LLC, an affiliate of TD Cowen, dated November 7, 2023, or the Original Sales Agreement. At the time of such termination, $241.7 million out of an aggregate of $250.0 million of shares remained unsold under the Original Sales Agreement. Any significant sales of shares of our common stock pursuant to the ATM Sales Agreement would result in dilution to our current stockholders.

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
•
positive or negative key data from our studies or clinical trials, plans for, progress of, timing of, changes to, delays in or results from clinical trials or non-clinical studies of any of our product candidates, serious adverse events arising in the course of development or post-marketing, or any delays or major announcements related to such studies or trials;
•
the success or failure of any regulatory activities with respect to our existing or future product candidates;
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

We are currently subject to legal actions and proceedings, which could distract our management and could result in substantial costs or large judgments against us.

In August 2024, a plaintiff filed a purported federal securities class action lawsuit in the Southern District of New York, or the Securities Class Action, against us and certain of our executive officers alleging violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeking an as-yet unspecified amount of damages allegedly sustained by parties who purchased our stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. In addition, we received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission, or the SEC, in October 2024, requesting documents and information related to our NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information.

At this time, we are unable to unable to predict the outcome of the Securities Class Action or the SEC investigation or reasonably estimate a range of possible losses. If either of these matters were concluded in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance, such a conclusion could have a material adverse effect on our financial condition and business. In addition, either of these matters could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

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

Item 5. Other Information

On September 8, 2024, Kimi Iguchi, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement that provides that Ms. Iguchi, acting through a broker, may sell up to an aggregate of 51,200 shares of our common stock received upon the exercise of options granted to Ms. Iguchi in January 2015 as compensation for her employment, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under this plan may only occur if the market price of our common stock is above certain specified prices that exceed the exercise price of the stock options from December 10, 2024 to January 23, 2025 and the underlying stock options will otherwise expire in late January 2025. The plan is scheduled to terminate on January 23, 2025, subject to earlier termination upon the sale of all shares subject to the plan upon termination by Ms. Iguchi or the broker, or as otherwise provided in the plan.

Other than as set forth above, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

SAGE THERAPEUTICS, INC.

October 29, 2024	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

October 29, 2024	By:	/s/ Kimi Iguchi
Kimi Iguchi
Chief Financial Officer (Principal Financial and Accounting Officer)