Form 10-K
period 2024-12-31
Sage Therapeutics, Inc.
filed 2025-02-11
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $590,463,402, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Market reported for such date.

As of February 4, 2025, there were 61,480,947 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations and goals for commercialization of ZURZUVAE® in the U.S. as a treatment for women with postpartum depression, or PPD, including our beliefs in the potential benefit and profile of ZURZUVAE for the treatment of women with PPD; our estimates as to the number of women with PPD; the potential market opportunity for ZURZUVAE for the treatment of women with PPD; our market access, sales and marketing, customer support, investment, and distribution strategies for ZURZUVAE and related expectations, goals, and assumptions, including our goals to establish ZURZUVAE as the standard of care for women with PPD, expand market growth in PPD, accelerate topline revenue growth, and ultimately help more women with PPD; our market access goal of helping all women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible with minimal restrictions; and the potential future results of our commercialization efforts and investment in the U.S.;
•
our expectations and estimates regarding: the level of expenses we may incur in connection with our activities, including the cost savings we may realize as a result of our October 2024 corporate reorganization and pipeline prioritization efforts; use of cash, cash runway and projected cash balance at any given time; timing of future cash needs; capital requirements; funding from potential revenue; anticipated funding from ongoing collaborations; sources of future financing; and our ability to obtain additional financing, including on acceptable terms, when needed to fund future operations;
•
our plans for the development of our product candidates for the treatment of brain health diseases and disorders, and potentially for other indications, including for SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders; our plans to announce data from a Phase 1 multiple ascending dose study of SAGE-319 by late 2025 and to evaluate next steps, if any, based on these data; our plans to evaluate other potential indications for SAGE-324, including seizures in developmental and epileptic encephalopathies and to provide an update on next steps, if any, in mid-2025; our plans with respect to other research and development activities, including continuing to explore targeted work within our NMDA receptor negative allosteric modulator platform with SAGE-817 and SAGE-039; and expected timelines for our planned activities;
•
our expectations regarding our plans to explore strategic alternatives;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully continue to commercialize ZURZUVAE for the treatment of women with PPD. We and Biogen may not be successful in our commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve, or, even if achieved, maintain, broad market acceptance. We may also encounter other limitations or issues related to the commercialization of ZURZUVAE, including as a result of its price or competition in the market. ZURZUVAE may not achieve brand awareness and adoption among healthcare professionals, including OBGYNs, and our beliefs about the potential for OBGYNs to utilize ZURZUAVE at the forefront of postpartum care may prove to be incorrect. As a result, we may not generate revenues at the levels or on the timing we expect. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects.
•
Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business. Our rejection of the unsolicited, nonbinding acquisition proposal from Biogen, our efforts to enforce the terms of the stock purchase agreement we entered into with Biogen, and our strategic review process may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under the Biogen collaboration agreement may have an adverse impact on sales of ZURZUVAE and may in turn materially adversely affect our business, results of operations, financial condition and prospects. We have not set a timetable for the strategic review process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that our strategic review process will result in any transaction or other strategic outcome.
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
•
We, or our collaboration partners, may not achieve positive results in clinical trials and non-clinical studies of our product candidates. The results of non-clinical studies or clinical trials of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval.
•
We may not generate revenues from our existing products, or any of our product candidates if successfully developed, at the levels we expect. We may not achieve events tied to cash milestone payments or other payments from our collaboration partners on the timelines we expect or at all. Our expenses may also be higher than we expect, including as a result of unexpected events or changes in plans. Also, we may not achieve anticipated cost savings from our October 2024 corporate reorganization at the levels we expect. As a result, our expectations as to our cash runway and the sufficiency of cash to fund our future operations may prove to be incorrect. We will need to raise additional funding, which may not be available on acceptable terms, or at all.
•
Any impairment of the ability of our third-party suppliers to supply product or to meet applicable regulatory standards may significantly negatively impact our ability to achieve our goals and plans and to meet the expectations for our business.
•
Competing therapies may exist or could be approved that adversely affect the amount of revenue we are able to generate from the sale of ZURZUVAE for the treatment of women with PPD or any of our other current or future product candidates, if successfully developed and approved.
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

Item 1. Business

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Alongside our commercial product for the treatment of postpartum depression, or PPD, we are advancing a portfolio of internally discovered novel chemical entities with the potential to become differentiated treatments designed to improve brain health by primarily targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is thought to be at the core of numerous neuropsychiatric and neurodevelopmental disorders.

Our product ZURZUVAE® (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, in August 2023 for the treatment of PPD in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

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

We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of patients with major depressive disorder, or MDD, in Japan. In the third quarter of 2024, Shionogi reported that it submitted a new drug application, or NDA, in Japan for zuranolone for the treatment of MDD.

We also previously commercialized ZULRESSO® (brexanolone) CIV injection for the treatment of PPD. ZULRESSO is approved in the U.S. for the treatment of PPD in individuals 15 years old and older. We launched ZULRESSO commercially in the U.S. in June 2019. ZULRESSO was administered as a continuous intravenous infusion for two and a half days and could only be administered in qualified medically-supervised healthcare settings. Given the complexities and challenges associated with administration of ZULRESSO, use of the product was limited and further reduced as a result of the availability of ZURZUVAE for the treatment of women with PPD. For that reason, we discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

We are also evaluating potential indications for SAGE-324, a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing, including seizures in developmental and epileptic encephalopathies, or DEEs, and expect to provide an update on next steps, if any, in mid-2025.

Our other area of focus is SAGE-319, an extrasynaptic-preferring GABAA receptor positive allosteric modulator, or GABAA PAM, designed to have a novel pharmacology and a differentiated clinical profile from other GABAA PAMs in our portfolio. We are currently investigating SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders. We expect to announce data from a Phase 1 multiple ascending dose study by late 2025, and will evaluate next steps, if any, based on these data.

We expect to continue to focus on the development of product candidates for the treatment of both acute and chronic brain health disorders, including work on allosteric modulation of the GABAA and NMDA receptor systems in the brain, and are continuing to explore targeted work within our NMDA receptor negative allosteric modulator, or NMDAR NAMs, platform, focusing on potential treatments for neurodevelopmental disorders, with SAGE-817 and SAGE-039. The GABAA and NMDA receptor systems are broadly accepted as impacting many neuropsychiatric and neurodevelopmental disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future, and also believe that we may have opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

Our Strategy

Our goal is to build a top-tier biopharmaceutical company that is the leader in developing and commercializing life-changing brain health medicines. Key elements of our strategy are to:

•
successfully commercialize ZURZUVAE, along with our collaboration partner, Biogen, for the treatment of women with PPD in the U.S., including our goals to establish ZURZUVAE as the standard of care for women with PPD, expand market growth in PPD, accelerate topline revenue growth, and ultimately help more women with PPD;
•
investigate SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders;
•
evaluate potential further indications for SAGE-324;
•
support our collaboration with Biogen with respect to zuranolone in the U.S., and support Biogen’s development of zuranolone in the Biogen Territory and Shionogi’s development of zuranolone in the Shionogi Territory;
•
continue work on our prioritized pipeline focused on neurodevelopmental disorders and neuropsychiatry, including to explore targeted work within our NMDAR NAMs platform with SAGE-817 and SAGE-039;
•
focus on maintaining a strong balance sheet while reducing operating expenses;
•
continue to explore business development opportunities, including opportunities to establish licenses, collaborations, or other agreements or alliances with other biotechnology and pharmaceutical companies, at the appropriate time, where we believe a collaboration may add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives;
•
prepare and file NDAs with the FDA, and conduct permitted pre-launch activities with respect to any of our product candidates that we believe have been successfully developed;
•
commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•
evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone in the European Union, or EU, and other jurisdictions outside the U.S., and determine how best to move forward where and when it may make business and strategic sense; and

•
continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities with the goals of lessening our long-term reliance on the success of any one program and facilitating long-term growth.

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

Our focus as a company is on brain health, and we are currently primarily targeting two critical CNS receptor systems: GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function in part via activation of GABAA receptors. GABAA receptors play a key role in regulating neuron excitability. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. NMDA receptors serve a critical role in CNS-related activities. Dysfunction in these systems is implicated in a broad range of brain disorders.

Our proprietary chemistry platform is currently centered on our knowledge of the chemical scaffolds of endogenous neuroactive steroids. We have leveraged this platform to assemble a chemistry portfolio of greater than 15,000 compounds. We believe our proprietary chemistry platform allows us to:

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

| COMPOUND | INDICATIONS | PRE-CLINICAL | PHASE 1 | PHASE 2 | PHASE 3 | FDA APPROVED | COLLABORATORS |
|---|---|---|---|---|---|---|---|
| **Neuropsychiatry** | | | | | | | |
| ZURZUVAE®* (zuranolone) Oral CIV | Postpartum Depression | | | | | MARKETED | Biogen |
| **Neurodevelopmental Disorders** | | | | | | | |
| SAGE-319 GABA Hypofunction | Behavioral symptoms associated with neurodevelopmental disorders | | PHASE 1 | | | | |
| SAGE-817 NMDA NAM | Neurodevelopmental disorders | PRE-CLINICAL | | | | | |
| SAGE-039 NMDA NAM | Neurodevelopmental disorders | PRE-CLINICAL | | | | | |
| **PROGRAM IN EVALUATION** | | | | | | | |
| SAGE-324** GABA Hypofunction | Seizures in developmental and epileptic encephalopathies | | | PHASE 2 READY** | | | |

*Under a collaboration agreement between Sage and Shionogi & Co., Ltd., Shionogi has the right to develop and commercialize zuranolone in Japan, Taiwan, and South Korea. Please refer to the U.S. Prescribing Information for ZURZUVAE.

**We are evaluating potential indications, including seizures in developmental and epileptic encephalopathies (DEEs), and expect to provide an update on next steps, if any, in mid-2025. Biogen terminated its rights as to the SAGE-324 program in September 2024; the termination will be effective on February 17, 2025. SAGE-324 was previously evaluated in a Phase 2 clinical trial for the treatment of essential tremor, and we anticipate that any future development of SAGE-324 for the treatment of seizures in DEEs would commence with a Phase 2 clinical trial.

ZURZUVAE (zuranolone)

Our product ZURZUVAE (zuranolone) was approved by the FDA in August 2023 for the treatment of PPD in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. for women with PPD in December 2023. We and our collaboration partner, Biogen, are jointly commercializing ZURZUVAE in the U.S. under the Biogen Collaboration Agreement. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

ZURZUVAE (zuranolone) received a Schedule IV classification from the Drug Enforcement Administration, or DEA. The approval of ZURZUVAE to treat PPD in adults was based on two pivotal clinical trials in adult women with PPD. ZURZUVAE includes a boxed warning that instructs healthcare professionals to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course. ZURZUVAE can cause CNS depressant effects. The most common side effects of ZURZUVAE include sleepiness or drowsiness, dizziness, common cold, diarrhea, feeling tired, weak, or having no energy, and urinary tract infection.

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

On August 4, 2023, the FDA issued a complete response letter, or CRL, related to the NDA for zuranolone for the treatment of MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials will be needed. We and Biogen have agreed not to pursue further development of zuranolone for the treatment of MDD in the U.S. This decision was based on the significant new investment and time we expect would be needed to conduct additional studies to support approval. We and Biogen plan to continue to collaborate on the commercialization of ZURZUVAE in PPD.

We have granted Biogen sole rights to develop and commercialize zuranolone outside the U.S., other than in Japan, Taiwan and South Korea where we have granted rights to Shionogi. Shionogi is currently developing zuranolone for the treatment of patients with MDD in Japan.

SAGE-324

Under the Biogen Collaboration Agreement, we and Biogen also previously agreed to jointly develop and commercialize products containing SAGE-324, which we refer to as the Licensed 324 Products. In July 2024, we and Biogen announced topline results from the KINETIC 2 Study, a Phase 2b dose-ranging clinical trial evaluating SAGE-324, a novel GABAA receptor positive allosteric modulator intended for chronic oral dosing, in the treatment of patients with essential tremor. The KINETIC 2 Study did not demonstrate a statistically significant dose-response relationship in change from baseline to Day 91 based on the primary endpoint, the TETRAS PS Item 4 (upper limb) total score, in participants with essential tremor. In addition, there were no statistically significant differences demonstrated for any dose of SAGE-324 versus placebo in the change from baseline to Day 91 on the TETRAS PS Item 4 or the TETRAS Activities of Daily Living Composite Score. In the study, 147 participants (129 monotherapy and 18 adjunct therapy who were on a stable dose of propranolol prior to and during the study) were randomized in approximately equal proportions to placebo and each of the three formulations of SAGE-324—15 mg, 30 mg, and 60 mg (with up-titration)—for a three-month treatment period. Overall, there was a dose-relationship observed in the incidence of CNS depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs, leading to study drug discontinuation. The most common TEAEs reported in any treatment group were somnolence, dizziness, fatigue, feeling abnormal, headache, and balance disorder. The majority of reported TEAEs were mild or moderate in intensity. Given these results, we and Biogen decided to close the open-label Phase 2 clinical trial of SAGE-324 designed to evaluate the long-term safety and tolerability of SAGE-324 in patients with essential tremor and we do not plan to conduct further clinical development of SAGE-324 in essential tremor.

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

We are evaluating other potential indications for SAGE-324, including seizures in DEEs, and expect to provide an update on next steps, if any, in mid-2025.

SAGE-319

SAGE-319 is an extrasynaptic-preferring GABAA PAM designed to have a novel pharmacology and a differentiated clinical profile from other GABAA PAMs in our portfolio. We are currently investigating SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders. We expect to announce data from a Phase 1 multiple ascending dose study by late 2025, and will evaluate next steps, if any, based on these data.

Dalzanemdor (SAGE-718)

We previously evaluated dalzanemdor in certain cognitive disorders associated with NMDA receptor dysfunction. In November 2024, we announced that the DIMENSION Study, a Phase 2 clinical trial evaluating dalzanemdor for the treatment of patients with cognitive impairment associated with Huntington’s disease, did not demonstrate a statistically significant difference versus placebo on the primary endpoint, and analyses of secondary endpoints did not demonstrate statistically significant or clinically meaningful differences in participants treated with dalzanemdor compared to placebo. In addition, in October 2024, we announced that the LIGHTWAVE Study, a Phase 2 clinical trial evaluating dalzanemdor for the treatment of patients with mild cognitive impairment and mild dementia due to Alzheimer’s disease, did not meet its primary endpoint, and analyses did not demonstrate any meaningful differences versus placebo in the other exploratory endpoints. Previously, in April 2024, we announced that the PRECEDENT Study, a Phase 2 clinical trial evaluating dalzanemdor as a treatment for cognitive impairment due to Parkinson’s disease, did not meet its primary endpoint, and analyses did not suggest any meaningful differences versus placebo in the other exploratory endpoints. Based on these results, we do not plan to pursue further development of dalzanemdor.

Further Exploration of GABAA and NMDA Receptors and New Areas of Interest

We expect to continue to focus our research and development efforts on allosteric modulation of the GABAA and NMDA receptor systems in the brain, including targeted work within our NMDAR NAMs platform, focusing on potential treatments for neurodevelopmental disorders, with SAGE-817 and SAGE-039. The GABAA and NMDA receptor systems are broadly accepted as impacting many neuropsychiatric and neurodevelopmental disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement among others. We believe that we may have opportunities to develop molecules from our internal portfolio to address a number of these disorders in the future. Our ability to identify and develop such novel brain health therapies is enabled by our proprietary chemistry platform that is centered, as a starting point, on knowledge of the chemical scaffolds of certain endogenous neuroactive steroid compounds. We believe our knowledge of the chemistry and activity of allosteric modulators allows us to efficiently design molecules with different characteristics. This diversity enables us to regulate important properties such as half-life, brain penetration and receptor pharmacology to develop product candidates that have the potential for better selectivity, increased tolerability, and fewer off-target side effects than either current therapies or previous therapies which have failed in development.

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

Manufacturing and Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third-party contract manufacturing organizations, or CMOs. We rely on our contract manufacturers to manufacture sufficient quantities of ZURZUVAE active drug substance, finished drug product and packaged and labeled product. We also previously relied on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO until we discontinued ZULRESSO commercial availability in the U.S. as of December 31, 2024. We intend to source all of our future commercial supplies of ZURZUVAE and our product candidates, if approved by the FDA, from CMOs.

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product. We have an inventory of ZURZUVAE drug substance and drug product in place to help mitigate any potential supply risks. All commercial supplies are intended to be manufactured applying current Good Manufacturing Practices, or cGMP.

We have established relationships with CMOs under which the CMOs manufacture clinical and non-clinical supplies of drug substance and drug product for our product candidates on a purchase order basis under master service and quality agreements. All clinical supplies of drug substance and drug product are intended to be manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for any of our product candidates. We intend to put long-term supply agreements in place at the appropriate time for drug substance and drug product for our product candidates, if development continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product. We also intend to improve the manufacturing process for our product candidates and manufacture clinical supplies as development progresses.

ZURZUVAE, SAGE-319, and SAGE-324 are small molecules isolated as stable crystalline solids. We believe the syntheses of ZURZUVAE, SAGE-319, and SAGE-324 are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment in the manufacturing process. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

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

We and Biogen are utilizing a specialty pharmacy distribution model by which ZURZUVAE is shipped directly to women with PPD who are prescribed the treatment. We and Biogen have active field sales forces supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. We and Biogen are continuing to engage in discussions with national, regional and government payors to advocate for broad and equitable access to ZURZUVAE for women with PPD with minimal restrictions. Payor coverage for ZURZUVAE for the treatment of women with PPD is currently in place for a majority of commercial and Medicaid covered lives without step therapy or complex prior authorizations, including coverage from all three national Pharmacy Benefit Managers. We expect formulary discussions to continue over the course of 2025.

We and Biogen are focused on helping women with PPD by optimizing access to ZURZUVAE, increasing education and awareness, driving urgency to treat women with PPD, and breaking the stigma associated with PPD. To accomplish these objectives, we are utilizing a broad omnichannel approach that includes both personal and non-personal promotion. Through Sage and Biogen’s sales forces, we are engaging in promotional dialogues with healthcare professionals who diagnose and treat women with PPD. These efforts are supplemented by dynamic digital tools that provide education about PPD to a broader range of healthcare professionals, patients, and patient advocates. Over the course of 2024, we saw prescribing across healthcare professional specialties, with OBGYNs comprising the primary prescriber group. This is notable, as we believe OBGYNs are at the forefront of postpartum care for so many women with PPD given the role they play in a woman’s peripartum journey.

To help enable broad and equitable access, we also maintain a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance for women with PPD, such as the potential for copay assistance for those with commercial insurance and the potential to be provided product at no cost for other eligible patients.

We and Biogen are also working to help raise awareness of the importance of treating PPD rapidly and removing barriers to treatment. Our commercialization infrastructure also includes capabilities in medical affairs, manufacturing, quality control, drug safety and pharmacovigilance, health economics and outcomes research (HEOR), and compliance.

In addition to our joint commercialization of ZURZUVAE for the treatment of women with PPD in the U.S., the Biogen Collaboration Agreement provides that we will jointly commercialize in the U.S. other Licensed 217 Products if pursued and successfully developed and approved, including sharing equally in sales and marketing activities and profits and losses in the U.S. We have granted Biogen sole rights to commercialize the Licensed 217 Products in the Biogen Territory.

Licenses

We have entered into license agreements with respect to our product and clinical-stage product candidates, which are described below.

Collaboration and License Agreement with Biogen

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of Licensed 217 Products and Licensed 324 Products (each, a “Product Class”), which became effective in December 2020. As a result of the SAGE-324 Termination, as of February 17, 2025, all licenses granted by us to Biogen or by Biogen to us regarding the Licensed 324 Products shall expire with respect to the Licensed 324 Products on a worldwide basis. Biogen shall grant to us an irrevocable, perpetual license for any Biogen background technology, Biogen collaboration technology or joint collaboration technology that exists as of February 17, 2025 with respect to the Licensed 324 Products on a worldwide basis, in each case in accordance with the terms of the Biogen Collaboration Agreement. We and Biogen continue to be responsible for our respective share of costs for ongoing activities related to the Licensed 324 Products in accordance with the terms of the Biogen Collaboration Agreement until February 17, 2025.

Under the Biogen Collaboration Agreement, after the effectiveness of the SAGE-324 termination, we and Biogen agreed that we will jointly develop and commercialize the Licensed 217 Products in the U.S., and that Biogen solely will develop and commercialize the Licensed 217 Products in the Biogen Territory. We and Biogen have agreed to share jointly in the performance of the activities under the Biogen Collaboration Agreement in the U.S. and to share all operating profits and losses for activities under the Biogen Collaboration Agreement solely for the U.S. equally. The Biogen Collaboration Agreement provides that Biogen has sole responsibility and decision-making authority with respect to such activities in the Biogen Territory. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. We have an Opt-Out Right (as defined below) in the U.S. with respect to the Licensed 217 Products.

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

Our activities for the Licensed 217 Products in the U.S. are conducted pursuant to joint plans agreed to by us and Biogen, and overseen by a joint steering committee, or the JSC. The JSC is composed of an equal number of representatives from each of us and Biogen.

Under the terms of the Biogen Collaboration Agreement, Biogen paid us an upfront payment of $875.0 million on December 31, 2020. For so long as a Licensed 217 Product is being sold in the U.S., we and Biogen will share equally in all operating profits and losses arising from such Licensed 217 Product in the U.S. The Biogen Collaboration Agreement provides that Biogen will record sales of Licensed 217 Products globally. Consistent with this provision, Biogen records sales of ZURZUVAE in the U.S. We have the right to opt out of such profit- and loss-sharing with respect to the Licensed 217 Products in the U.S., or an Opt-Out Right. If we elect to exercise our Opt-Out Right with respect to the Licensed 217 Products, we have agreed to transition to Biogen applicable development and commercialization activities for such Licensed 217 Products for the U.S., and Biogen has agreed to assume sole operational and financial responsibility for such activities.

The Biogen Collaboration Agreement provides for aggregate regulatory/commercial milestone payments from Biogen to us for Licensed 217 Products of up to $475.0 million, including milestones totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and $150.0 million for the first commercial sale of zuranolone in MDD in the U.S., if approved. It also provides for aggregate one-time sales milestone payments from Biogen to us of (i) up to $300.0 million for Licensed 217 Products if we have not exercised our Opt-Out Right with respect to such Licensed 217 Products and (ii) up to $525.0 million for Licensed 217 Products if we have exercised our Opt-Out Right with respect to such Licensed 217 Products. We achieved the milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. Because we and Biogen have agreed not to pursue further development for zuranolone for the treatment of MDD in the U.S., we will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S.

Biogen has also agreed to pay us tiered royalties based on net sales of the Licensed 217 Products in the Biogen Territory of high-teens to low-twenties percentages. If we have exercised our Opt-Out Right in the U.S. with respect to Licensed 217 Products, Biogen has agreed to pay us specified royalties based on net sales of Licensed 217 Products. Royalty payments may be reduced in certain specified customary circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may never receive additional milestone payments or any royalty payments from Biogen.

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

Unless earlier terminated, the Biogen Collaboration Agreement expires on a Licensed Product-by-Licensed Product and country-by-country basis on the later of (i) in the Biogen Territory, the expiration of the royalty term for such Licensed Product in such country or (ii) in the U.S., until the parties agree to permanently stop commercializing such Licensed Product. Biogen may terminate the Biogen Collaboration Agreement for convenience in its entirety or on a Product Class-by-Product Class basis, as it did with the SAGE-324 Termination, or as to a region by providing advance written notice. Either us or Biogen may terminate the Biogen Collaboration Agreement (i) in the event of a material breach in whole or in part, by the other party subject to a cure period and (ii) in the event of the insolvency of the other party, in each case subject to specified conditions.

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

We have granted BIMA specified demand and piggyback registration rights with respect to the Biogen Shares. The Biogen Stock Purchase Agreement also includes standstill provisions and a voting agreement with respect to the Biogen Shares. Pursuant to the terms of the Biogen Stock Purchase Agreement, BIMA has agreed not to, and to cause its affiliates not to, directly or indirectly acquire our securities, seek or propose a tender or exchange offer or merger between us and BIMA, solicit proxies or consents with respect to any matter, or undertake other specified actions, in each case subject to specified conditions. The standstill restrictions terminate on the earliest of (i) a specified period of time after a regulatory milestone under the Biogen Collaboration Agreement, (ii) the date one year following the termination of the Biogen Collaboration Agreement and (iii) December 28, 2027.

For additional information related to the Biogen Collaboration Agreement, see the Risk Factor captioned “Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business” under Part I, Item 1A, “Risk Factors” of this Annual Report.

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

Under the terms of the agreement, the potential future milestone payments include up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The potential future milestone payments for achievement of specified regulatory milestones was reduced to $55.0 million upon failure to received FDA approval of zuranolone for the treatment of MDD in the U.S. prior to December 31, 2023. We will receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi.

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
•
One issued U.S. patent covering the composition of matter of zuranolone, three issued U.S. patents covering methods of using zuranolone, one granted European patent covering the composition of matter of zuranolone, and one granted European patent covering methods of using zuranolone, each of which expires in April 2034, subject to any potential extensions; one issued U.S. patent covering certain solid forms of zuranolone, and one issued U.S. patent covering methods of using certain solid forms of zuranolone, each of which expires in August 2037, subject to any potential extensions; and pending U.S. and foreign patent applications covering zuranolone, uses of zuranolone to treat various brain health diseases and disorders, and solid forms of zuranolone;
•
Issued patents covering the composition of matter for SAGE-324 in Europe and Japan, expiring in May 2035, subject to any potential extensions, and U.S. and foreign patent applications covering SAGE-324, SAGE-319, and many other modulators of the GABAA receptor and uses of these compounds to treat various brain health diseases and disorders;
•
Two issued U.S. patents covering composition of matter and method of use of SAGE-689 which expire in December 2033, subject to any potential extensions, and U.S. and foreign patent applications covering SAGE-689 and uses of SAGE-689 to treat various brain health diseases and disorders. These patents and patent applications are co-owned with Washington University, and Sage has an exclusive license to Washington University’s rights in these patents and patent applications; and

•
U.S. and foreign patents and patent applications covering modulators of the NMDA receptor, and uses of these compounds to treat various brain health diseases and disorders.

Patent Term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. PTO. In some cases, the term of a U.S. patent, including any accrued patent term adjustment, is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024. ZURZUVAE currently competes with the current standard of care for PPD, which commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as SSRIs and SNRIs. ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc. (acquired by Immedica Pharma AB), which received FDA approval of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. (acquired by AbbVie Inc.) for the treatment of epilepsy and panic disorder.

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
•
Submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;
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

Under The Prescription Drug Fee User Act, or PDUFA, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2025, the user fee for an application requiring clinical data, such as an NDA, is approximately $4.3 million. PDUFA also imposes an annual prescription drug program fee for human drugs of approximately $0.4 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA target action dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements and integrity of the data submitted in the NDA. With the passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all. Additionally, the FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For example, the advisory committee may recommend or the FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, program is necessary to ensure safe use of the product. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan drug status in the EU has similar, but not identical, benefits. In the EU, orphan medicinal products enjoy ten years of orphan market exclusivity. In April 2023, the European Commission published a proposal to reform EU pharmaceutical law. This proposal intends to change the legislation regarding orphan medicinal products. In April 2024, the European Parliament adopted its position on the legislation, in which they set the baseline period for orphan market exclusivity at nine years (instead of the current ten years), which could be extended up to eleven years when the product meets specific requirements. The legislative process for this reform is expected to take several years, and adoption of the new legislation is not expected to take place before 2026. It is therefore currently uncertain if the proposal will be adopted in its current form, with the proposed modification of orphan market exclusivity, and it is uncertain if and when the revised legislation would enter into force.

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

The limitations imposed would be commensurate with the specific safety concerns presented by the drug. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require the sponsor to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of an NDA, if the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Although physicians may legally prescribe available drugs for off-label uses, manufacturers may not market or promote such off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing or discussing certain scientific or medical journal information. For example, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval.

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

In the U.S., a drug product approved by the FDA may also be subject to regulation under the Controlled Substances Act, or CSA, as a controlled substance. The CSA is administered by the DEA and establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances. The CSA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. FDA approved pharmaceutical products may be listed in Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. An approved drug product or drug candidate that has not yet been approved by the FDA may be subject to scheduling as a controlled substance under the CSA, depending on the drug’s potential for abuse. For a drug approved by the FDA and determined to require control under the CSA, the CSA requires the DEA to issue an interim final order scheduling the drug within 90 days after the DEA receives notice from HHS that the FDA has approved the drug and the DEA receives from HHS the scientific and medical evaluation completed by the FDA. Following recommendation by the FDA, zuranolone and brexanolone each received a Schedule IV classification from the DEA.

In the U.S., arrangements and interactions with healthcare providers, third-party payors, patients and others expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved products and any future products that may obtain marketing approval. In the U.S., federal and state healthcare laws and regulations that may affect our operations include:

•
The federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase or order, of a particular item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and the potential for exclusion from participation in federal healthcare programs.

•
The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper activities. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.

•
Numerous federal and state laws, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act), govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity. In addition, we or our collaborators may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or collectively, HIPAA. HIPAA imposes privacy and security obligations on covered entity healthcare professionals, health plans, and healthcare clearinghouses, as well as their “business associates” – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not directly subject to the HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.

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

•
The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under

Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. The reportable information is publicly available on a searchable website.

•
Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. We are also subject to other state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare professionals; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Substantial resources are necessary to ensure that our business arrangements and interactions with healthcare professionals, third-party payors, patients and others comply with applicable healthcare laws and regulations. Although compliance programs can mitigate the risk of investigation, prosecution, and/or liability for violations of these laws, the risks cannot be entirely eliminated. It is possible that federal or state governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law, and if we are found to be in violation of any of these laws or any other federal or state governmental regulations, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government-funded healthcare programs such as Medicare and Medicaid, or the curtailment or restructuring of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a drug product that contains an active moiety that has been previously approved, if the application contains reports of new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant and that are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages or strengths of an existing drug). Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. We have obtained five-year NCE exclusivity for brexanolone and zuranolone and plan to seek NCE exclusivity for our current and future product candidates, if eligible. The NCE exclusivity for brexanolone expired in June 2024, five years following approval of ZULRESSO.

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

The EU Clinical Trials Regulation became effective on January 31, 2022, and is applicable directly in all countries of the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). The EU Clinical Trials Regulation allows for starting and conducting a clinical trial in accordance with the Clinical Trials Directive during a transitional period which ended on January 31, 2023. Clinical trials authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. Any application to transition ongoing trials from the Clinical Trials Directive to the new EU Clinical Trials Regulation will need to be submitted and authorized before the end of the transitional period. The EU Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.

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

The United Kingdom, or UK, withdrew from the EU on January 31, 2020, commonly referred to as Brexit. Marketing authorizations granted through the EU centralized procedure continue to be valid in Northern Ireland by virtue of the Northern Ireland Protocol, but such EU marketing authorizations are not valid in the rest of the UK (England, Wales and Scotland, or collectively Great Britain). EU marketing authorizations existing as at the end of the Brexit transition period on December 31, 2020, were automatically converted into Great Britain marketing authorizations as of January 1, 2021. Until the end of 2023, a marketing authorization for Great Britain can be applied for on an expedited timetable through the UK European Commission Decision Reliance Procedure, after having received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use. Beginning on January 1, 2024, the new International Recognition Procedure, or IRP, has replaced the UK European Commission Decision Reliance Procedure. The decentralised reliance procedure has been incorporated under the umbrella of the IRP. Under the IRP, a marketing authorization for Great Britain can be obtained on the basis of a marketing authorization granted in the U.S. or the EU.

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

Various requirements apply to the manufacture and distribution of medicinal products in the EU market. Manufacture of medicinal products in the EU requires a manufacturing authorization, and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, or APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. Marketing authorization holders and/or manufacturing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

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

European Union Regulatory Data Exclusivity

In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier, and do not fall within the scope of the concept of global marketing authorization, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The concept of global marketing authorization prevents the same marketing authorization holder or members of the same group, or companies that have concluded tacit or explicit agreements concerning the marketing of the same medicinal product, from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. In April 2023, the European Commission published a proposal to reform the current European pharmaceutical legislative framework with a new Directive and Regulation to reduce the regulatory data protection period. The European Commission proposed to reduce the baseline regulatory data protection from eight years to six years. In the adopted position of the European Parliament, the baseline of eight years of data protection will be reduced to seven and a half years. The legislative process for this reform is expected to take several years, and adoption of the new legislation is not expected to take place before 2026. It is currently uncertain if the proposal will be adopted in its current form, with the modification of regulatory data protection, and it is uncertain if and when the revised legislation would enter into force.

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

In addition, grant of orphan designation by the European Commission also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process. In April 2023, the European Commission published a proposal to reform EU pharmaceutical law regarding orphan medicinal products that, if adopted in its current form, would shorten the baseline for the orphan market exclusivity from ten years to nine years. The orphan market exclusivity period could, however, be extended up to eleven years if specific requirements are met.

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate, including the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation, or GDPR, imposes strict obligations and restrictions on the processing of personal data, including ensuring the lawfulness of processing personal data (including having a lawful basis for processing personal data, which may require in certain instances obtaining valid consent of the individuals to whom the personal data relates , providing detailed information about the processing activities to the individuals, having appropriate contractual arrangements for sharing personal data with third parties where required (such as with vendors or clinical trial sites), ensuring that appropriate transfer mechanisms are used for transferring personal data out of the European Economic Area and/or the UK to other countries, including the U.S., having appropriate technical and organizational security and confidentiality measures in place to protect personal data, reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to and handling of privacy rights requests, and having appropriate policies and procedures in place to be able to demonstrate compliance with the GDPR. Violation of these data protection obligations may result in the imposition of substantial potential fines.

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EEA, including the EU, UK, and Switzerland, to the U.S. and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that any personal data transferred are adequately protected in a manner essentially equivalent to the EEA. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework. In October 2022, President Biden issued an executive order to implement EU-U.S. data privacy safeguards. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The adequacy decision concludes that the U.S. ensures an adequate level of protection, compared to that of the EU for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decision on the EU-U.S. Data Privacy Framework covers data transfers from any public or private entity in the EEA to U.S. companies participating in the EU-U.S. Data Privacy Framework. With the adoption of the adequacy decision, EU entities are able to transfer personal data to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021, which are the most common transfer mechanism used to transfer personal data out of the EU to controllers or processors outside the EEA that are not directly subject to the GDPR. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer can guarantee an adequate level of personal data protection in the importing country that is essentially equivalent to that of the EEA. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

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

Data protection authorities from the different EU Member States and the UK may interpret the GDPR and applicable related national laws differently, may impose additional requirements under local data protection laws, and amend or update local data protection laws. In addition, regulatory guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State and/or UK local law may result in warnings, compliance orders and fines (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Compliance with these privacy data protection laws and regulations is onerous, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data protection laws, to protect against security incidents, or to alleviate issues caused by such incidents. In addition, if our efforts to comply with applicable privacy and data protection laws and regulations are not successful, it could adversely affect our business. Failure to comply with such laws and regulations could result in government enforcement actions and create liabilities, including but not limited to imposition of significant penalties, private litigation (including class actions) and/or adverse publicity that could negatively affect our business.

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

The ACA was a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate Program, expansion of the Public Health Service Act’s 340B drug pricing program, or 340B program, and fraud and abuse enforcement. Further changes made by the ACA include those to the Medicare Part D program establishing benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), which was subsequently modified by the Inflation Reduction Act (as outlined below).These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the Medicare physician quality reporting system and feedback program.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA increased minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended manufacturers’ Medicaid rebate liability to drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. The ACA also requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or CHIP (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Since 2022, applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million).

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

Further, the Inflation Reduction Act of 2022, or IRA, among other things, established a Medicare Part B inflation rebate scheme, under which, generally manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replacement of the coverage gap discount program with a new manufacturer discount program beginning in 2025, under which manufacturers are, in general, to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our product candidates.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact potential marketing approvals and reimbursement for our product candidates, if approved. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards, or PDABs, to conduct affordability reviews for certain drugs, including high cost drugs and drugs with qualifying price increases. In some of these states, the PDAB has authority to set upper payment limits on what certain purchasers and payers may pay or reimburse for drugs that are found to pose an affordability challenge in the state. If healthcare policies or reforms intended to curb healthcare costs are adopted, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our product and any future products, if approved, may be negatively impacted.

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

Pharmaceutical Pricing and Reimbursement

Sales of ZURZUVAE and any product candidates we successfully develop in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product or to manage utilization by, for example, requiring prior authorization or step edits, could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the U.S., healthcare professionals are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. Additional legislative changes, regulatory changes, or guidance could be adopted that may impact coverage and reimbursement for our products. For example, effective in April 2022, Congress expanded the availability of postpartum coverage under Medicaid and CHIP.

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

The ACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results. In September 2024, CMS further modified the regulations governing the Medicaid Drug Rebate Program, which could increase our costs and the complexity of compliance, impact rebate liabilities, and be time-consuming to implement.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities. It is unclear how HRSA will apply its enforcement authority under the regulation. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities. Moreover, via final regulation, HRSA established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed in federal court. HRSA issued a final rule that, effective June 2024, modified aspects of the ADR process, which could impact the procedures that are used to determine whether we owe additional 340B discounts. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.

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

Further, the IRA establishes Medicare Part B and Part D inflation rebate schemes (the first Part B inflation rebate period was in the first quarter of 2023; the first Part D inflation rebate period was in the fourth quarter of 2022 through the third quarter of 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.

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

General Information. As of February 4, 2025, we employed 353 full-time employees, including 122 in research and development and 231 in selling, general and administrative and no part-time employees. Approximately 17 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Our commitment to diversity, equity, and inclusion is a core focus of our leadership team: three of our seven leadership team members are women and/or from diverse racial and ethnic groups. As of year-end 2024, approximately 62% of our U.S. workforce identified as female and 31% identified as racially or ethnically diverse.

Compensation, Benefits and Ongoing Professional Development

Our vision is to fearlessly lead the way to create a world with better brain health, which requires everyone to consistently give their best. We aim to spur every single employee on to realize their true potential. To do this, we appreciate what it takes to be at one’s best, which is why we prioritize the health and well-being of all team members. To promote our employees’ continued well-being and development, we offer a variety of inclusive benefits and opportunities. We offer comprehensive work-life and income protection benefits, including health, dental, vision, life insurance, disability and retirement savings programs, paid time off and family leave, family planning, mental health days, caregiving support, a “be well” subsidy, technology benefits, tuition reimbursement, and an employee assistance program. We continue to prioritize the needs of our employees through a robust listening strategy and are focused on assessing and responding to evolving needs.

Our employees are encouraged to take advantage of an array of professional and career development resources delivered through a variety of venues, including continued learning courses, online learning, company-wide coaching, podcasts, and leadership circles. We believe our investment in learning and growth gives us a competitive edge and our strategies are focused on optimal performance, ongoing professional growth, and future of work capabilities, with the following areas of focus:

•
Foster critical leadership capabilities: Build a culture where leaders drive inclusion, performance, curiosity, and personal and professional growth.
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

Corporate Information

We commenced operations on January 19, 2011 as Sterogen Biopharma, Inc. On September 13, 2011, we changed our name to Sage Therapeutics, Inc. under our Second Amended and Restated Certificate of Incorporation. Our mailing address and executive offices are located at 55 Cambridge Parkway, Cambridge, Massachusetts and our telephone number at that address is (617) 299-8380. We maintain an Internet website at the following address: www.sagerx.com. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Our business currently depends heavily on our ability, along with our collaboration partner, Biogen, to successfully continue to commercialize ZURZUVAE in the U.S. as a treatment for women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023. ZURZUVAE is the first oral treatment specifically indicated for adults with PPD. We may never be able to successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. ZURZUVAE may not achieve, or, even if achieved, maintain, broad market acceptance. Healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or may only consider prescribing ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. ZURZUVAE may not achieve brand awareness and adoption among healthcare professionals, including OBGYNs, and our beliefs about the potential for OBGYNs to utilize ZURZUAVE at the forefront of postpartum care may prove to be incorrect. ZURZUVAE also may not achieve or, even if achieved, maintain broad market acceptance from women with PPD who may decide that they do not want to be treated with ZURZUVAE out of concerns about the safety and tolerability profile of ZURZUVAE or use while breastfeeding. ZURZUVAE includes a boxed warning that instructs healthcare professionals to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the once-daily 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions that may cause a woman with PPD not to consider ZURZUVAE as a treatment option.

ZURZUVAE also may not achieve or, even if achieved, maintain broad market acceptance for the treatment of women with PPD if payors are not willing to provide reimbursement for the treatment or impose significant restrictions on reimbursement. Payors that currently have favorable coverage for ZURZUVAE in PPD may change their policies and may decide to limit reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity on measurements scales, requiring prior consultation with a psychiatrist or other specialist, or imposing other onerous prior authorization requirements, or may deny reimbursement for other reasons or in all cases. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. In addition, even if a healthcare professional writes a prescription for ZURZUVAE for the treatment of a woman with PPD, the prescription may not result in product being shipped to the patient and/or the patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process of obtaining a prescription through the specialty pharmacy too slow or complicated. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve or, even if achieved, maintain success. ZURZUVAE may also not achieve the clinical benefit we expect in women with PPD. Our commercialization of ZURZUVAE in PPD may be negatively impacted by competition from other drugs currently on the market or that may be approved in the future. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter other market-related issues in the commercialization of ZURZUVAE for the treatment of women with PPD, including as a result of the price we charge. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or we or Biogen may not be able or willing to scale our resources at the right time or at an effective level. Even if we are successful in commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from ZURZUVAE for the treatment of women with PPD will be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business.

On January 10, 2025, we received an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen for $7.22 per share, or the Biogen Proposal. On January 27, 2025, we announced that our Board of Directors has initiated a process to explore strategic alternatives, and further announced that our Board of Directors unanimously rejected the Biogen Proposal. On January 16, 2025, we commenced litigation against Biogen Inc. and Biogen MA Inc., or together with Biogen Inc., Biogen, in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. In our complaint, we alleged that Biogen breached the standstill provision in the stock purchase agreement we entered into with Biogen on November 27, 2020, or the Biogen Stock Purchase Agreement, by making an unsolicited acquisition proposal and related public disclosures. On this basis, we also sought a temporary restraining order enjoining Biogen from future breaches of the standstill provision. At a hearing held on January 28, 2025, the Delaware Court of Chancery granted our motion for a temporary restraining order against Biogen MA Inc., and entered an implementing order on January 30, 2025, or the TRO Order. Pursuant to the TRO Order, unless consented to by Sage in writing or otherwise ordered by the court, Biogen MA Inc. and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the Biogen Stock Purchase Agreement’s contractual prohibitions against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal. Our rejection of the Biogen Proposal, our efforts to enforce the terms of the Biogen Stock Purchase Agreement and our strategic review process may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under our collaboration agreement with Biogen may have an adverse impact on sales of ZURZUVAE, which may in turn materially adversely affect our business, results of operations, financial condition and prospects. We have not set a timetable for the strategic review process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that our strategic review process will result in any transaction or other strategic outcome. We do not intend to disclose further developments on this strategic review process unless and until we determine that such disclosure is appropriate or necessary. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic alternatives, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop, gain regulatory approval of and commercialize our current and future product candidates. We cannot be certain that we will be able to initiate planned clinical trials, to complete ongoing clinical trials or to announce results of such trials with respect to any of our product candidates, on the timelines we expect or at all, or that the results of our clinical trials or other activities under our development programs will be positive. We cannot be certain that we or our collaborators will be able to advance such product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any such product candidates, if approved.

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

For example, in July 2024, we announced that the KINETIC 2 Study, a Phase 2b dose-ranging clinical trial evaluating SAGE-324 for the treatment of patients with essential tremor, did not meet its primary or secondary endpoints. As a result, we and Biogen announced plans to close our ongoing open label safety study of SAGE-324 and to cease further clinical development of SAGE-324 in essential tremor. Subsequently, in September 2024, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. While we are evaluating next steps, if any, for other potential indications for SAGE-324, including seizures in developmental and epileptic encephalopathies, or DEEs, these efforts may be unsuccessful. We may choose not to further develop SAGE-324, or if we do study SAGE-324 in this or other indications, such efforts may result in significant expenditure of time and expense, and we may never achieve positive results from the SAGE-324 program or obtain approval by a regulatory authority.

In addition, based on the results of the Phase 2 DIMENSION, LIGHTWAVE and PRECEDENT Studies evaluating dalzanemdor for the treatment of patients with cognitive impairment associated with Huntington’s disease, mild cognitive impairment and mild dementia due to Alzheimer’s disease, and cognitive impairment due to Parkinson’s disease, respectively, none of which met its primary endpoint, we do not plan to pursue further development of dalzanemdor.

Studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in the KINETIC 2 Study, we evaluated multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. SAGE-324 did not demonstrate a statistically significant dose-response relationship on the primary endpoint in participants with essential tremor. A dose-relationship was observed, however, in the incidence of central nervous system, or CNS, depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs, leading to study drug discontinuation. We might decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. Changes in formulation or the need to refine or scale-up the manufacturing process could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses or could lead to different results.

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

The drug development process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any other country. Even if we or our collaborators conduct the trials required by or discussed with the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of our product candidates in the indications we study, or do not support the safety, efficacy or intended profile for our product candidate, as was the case with the complete response letter, or CRL, that the FDA issued related to the new drug application, or NDA, for zuranolone for the treatment of MDD.

We may never be able to generate meaningful revenues from sales of our current or future products at levels or on timing necessary to support our investment and goals, and we may ultimately decide to discontinue commercial availability of products that we are unable to successfully commercialize or as a result of market changes.

We are a commercial-stage company, selling ZURZUVAE in the U.S. market. Even if we or one of our collaborators gains approval of any of our current or future product candidates, we and our collaborators may never be able to successfully commercialize such new product in the approved indications or meet our expectations with respect to timing and revenues or profits from sales of such product. The lack of commercial success at levels or on timing necessary to support our investment and goals, or overall changes to the market, may lead us to discontinue a product and/or voluntarily request the withdrawal of a product’s NDA even if successfully developed and approved.

For example, we discontinued commercial availability of our product ZULRESSO® (brexanolone) CIV injection in the U.S. as of December 31, 2024. ZULRESSO was first made commercially available in the U.S. in June 2019. Since launch, our revenues from sales of ZULRESSO were negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the introduction of ZURZUVAE as a treatment for women with PPD. These requirements created significant barriers to treatment with ZULRESSO for women with PPD.

We also encountered other issues and challenges in commercializing ZULRESSO and generating revenues, including:

•
Some women with PPD who needed treatment found it too onerous to undergo an infusion or to be treated at a certified healthcare setting overnight for the length of stay required for treatment, or to be enrolled in the registry that is part of the Risk Evaluation and Mitigation Strategy, or REMS, process or have been concerned about the risk of excessive sedation and sudden loss of consciousness.

•
More healthcare professionals than we expected were unwilling to accept ZULRESSO as a treatment for women with PPD.
•
ZULRESSO competed with lower cost antidepressants.
•
Given the complex requirements for treatment, use of ZULRESSO in the U.S. was focused primarily on women with more severe symptoms of PPD.
•
We encountered coverage and reimbursement challenges, including restrictions related to the severity of PPD cases for which ZULRESSO would be reimbursed, requirements that other treatments be used prior to ZULRESSO, or other limitations in the scope, breadth, availability or amount of reimbursement covering ZULRESSO or the infusion.
•
A number of healthcare settings that were willing to administer ZULRESSO to women with PPD who had commercial insurance were not willing to treat Medicaid patients, which adversely affected our ability to generate revenue from ZULRESSO.

To the extent we face issues with current or future products that impact market acceptance, convenience, availability, reimbursement or other aspects of commercialization, as applicable, these issues could impair our ability to generate revenues or meet our expectations with respect to the amount or timing of revenues for our products. If we decide to discontinue commercial availability and/or voluntarily request the withdrawal of the NDA for any of our products as a result of such challenges, as we did with ZULRESSO, the withdrawal of the product from the marketplace may raise additional potential risks and uncertainties, including from contract terminations or other actions, including by regulatory authorities, which we may not be able to predict. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our efforts.

Any product or product candidate that we develop may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as a boxed warning or a REMS; or result in other negative consequences.

We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development, as part of an expanded access program, in commercial use or in post-approval studies. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of ZURZUVAE, ZULRESSO, or any other product or product candidate that we may develop, may only be uncovered, or the frequency or severity identified, with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify any such undesirable side effects, or the increased severity or frequency of any known side effects:

•
regulatory authorities may withdraw, withhold or limit their approval of such products;
•
the FDA or regulatory authorities outside the U.S. may impose a clinical hold or partial clinical hold which could cause us or our collaborators to have to stop, delay or restrict further development;
•
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

•
we or our collaborators may not be able ultimately to demonstrate, to the satisfaction of regulatory authorities, that our product candidates are safe and that the benefits outweigh the safety risks, and the applicable regulatory authorities may not approve the product candidate;
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
•
we or our collaborators could be held liable for injury caused to individuals exposed to or taking our products or product candidates; and
•
our reputation may suffer.

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

Obtaining regulatory approval to market any of our product candidates is a complex, lengthy, expensive and uncertain process, and regulatory authorities may delay, limit or deny approval of any of our product candidates for many reasons. Any setback or delay in obtaining regulatory approval for any of our product candidates or in our, or our collaborators’, ability to commence or continue marketing of our products, if approved, may have a material adverse effect on our business and prospects.

We are not permitted to market any of our product candidates in the U.S. until we or our collaborators receive approval of an NDA from the FDA or in any foreign countries until we or our collaborators receive the requisite marketing approval from such countries. Obtaining approval of an NDA in the U.S. or marketing approval in any country outside the U.S. is a complex, lengthy, expensive and uncertain process. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD. The CRL stated that the NDA did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that one or more additional clinical trials would be needed. Regulatory authorities may delay, limit or deny approval of any of our product candidates for many reasons, including, among others:

•
we or our collaborators may not be able to demonstrate, to the satisfaction of regulatory authorities, that our product candidates are safe and effective in any indication, as was the case with respect to the NDA for zuranolone for the treatment of MDD, and that the benefits outweigh the safety risks;
•
the results of our non-clinical studies and clinical trials may be negative, or may not meet the level of statistical or clinical significance or other criteria required by regulatory authorities for marketing approval;
•
regulatory authorities may impose a clinical hold or partial clinical hold prior to the initiation of development or during development of our product candidates, which could cause us to have to stop, delay or restrict further development;
•
regulatory authorities may disagree with our interpretation of data from our non-clinical studies and clinical trials, or may not accept data generated at one or more of our sites conducting non-clinical studies or clinical trials which could cause the study or trial to fail;
•
regulatory authorities may determine that the number, design, size, conduct, implementation or results of our non-clinical studies or clinical trials are inadequate for regulatory approval or that changes in dosing or drug formulation used in our non-clinical studies or clinical trials require additional trials or studies, even if the regulatory authorities have previously reviewed and commented on the design and details of our plans, as was the case with respect to the NDA for zuranolone for the treatment of MDD;
•
regulatory or other governmental authorities may require that we or our collaborators conduct additional non-clinical studies and clinical trials prior to approval or post-approval;
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
•
regulatory authorities may determine that the manufacturing processes or facilities of third-party contract manufacturers with which we contract do not conform to applicable requirements, including cGMPs; or
•
regulatory authorities may change their approval policies or adopt new regulations.

Further, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. The applicable legislation in the European Union, or EU, also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we or our collaborators are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the U.S. and EU and thus the attendant risks and uncertainties.

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for product candidates and successfully market approved products. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA imposed post-approval obligations in connection with approval of ZURZUVAE. For ZURZUVAE, the FDA is requiring two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. Although we expect to complete these studies, we may not be able to fulfill these obligations in accordance with the FDA’s requirements, or at all. The FDA recommended controlled substance scheduling with respect to ZURZUVAE under the CSA, which ultimately received a Schedule IV classification from the DEA. The FDA may recommend scheduling with respect to any of our current or future product candidates, if approved. In such event, as was the case with ZURZUVAE and ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved. In addition, the scheduling designation itself could impact the commercialization and market opportunity for any product candidate that is successfully developed and approved.

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

Fast Track and Breakthrough Therapy designations from the FDA, PRIority Medicines, or PRIME, designation from the EMA, Innovative Licensing and Access Pathway designation from the Medicines & Healthcare products Regulatory Agency in the United Kingdom, or similar designations in other countries or regions do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD after previously granting both Fast Track and Breakthrough Therapy designations to zuranolone for MDD. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs. For example, in November 2023, the FDA rescinded Breakthrough Therapy Designation for zuranolone for the treatment of MDD.

We or our collaborators may not be able to obtain orphan drug exclusivity for any product candidates we, or they, may develop. Even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the EU. Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA, as applicable, from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation, in particular, if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the Agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the U.S. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, a regulatory authority, such as the FDA and EMA, can subsequently approve the same product for the same condition if such regulatory authority concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if such regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the U.S. Court of Appeals for the Eleventh Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

We do not know if, when, or how the FDA or other regulatory agencies may change the orphan drug regulations and policies in the future or whether legislative action will be taken, and it is uncertain how any changes might affect our business. Depending on what changes the regulatory authorities or legislatures may make to orphan drug regulations and policies, our business could be adversely impacted.

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

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we or our collaborators may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. Similarly, interim results from non-clinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed. For example, despite the results of prior clinical trials, our KINETIC 2, DIMENSION, LIGHTWAVE, and PRECEDENT Studies failed to meet their primary endpoints, as announced in 2024. As a result, we do not plan on continuing development of dalzanemdor, and Biogen terminated our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications of SAGE-324, including seizures in DEEs, and we may choose not to further develop SAGE-324 in any indication.

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

The results from non-clinical animal models may not be replicated in clinical trials, including, for example, in future clinical trials of SAGE-319 or any of our other product candidates. Many product candidates, including many targeting central nervous system disorders, with promising non-clinical profiles have failed to demonstrate similar safety, non-toxicity and efficacy in humans.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting an NDA to the FDA or equivalent filings outside the U.S. and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether we, or our collaborators, will complete and announce the results of any of our ongoing clinical trials, or whether future trials will begin, as planned or expected, if at all, as the commencement, enrollment, completion and announcement of results of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•
regulatory authorities disagreeing with our clinical trial design and our interpretation of data from clinical trials, or changing the requirements for approval even after the regulatory authority has reviewed and commented on the design for our clinical trials or delays caused by the need or desire for engagement with the applicable regulatory authorities; and
•
reports from non-clinical or clinical testing of other therapies that raise safety or efficacy concerns.

In addition, a clinical trial may be suspended or terminated by us, regulatory authorities, the IRB or ethics committee, or EC, at the sites where the IRBs or ECs are overseeing a clinical trial, or recommended for termination or suspension by a data and safety monitoring board overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

Finally, if we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for Diversity Action Plans, or DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

We or our collaborators could face heightened risks with respect to seeking marketing approval in the United Kingdom, or UK, as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), known as the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our or their product candidates, which could significantly and materially harm our business.

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

We rely on our contract manufacturers to manufacture sufficient quantities of ZURZUVAE active drug substance, finished drug product and packaged and labeled product. We also previously relied on our contract manufacturers for commercial supplies of active drug substance, finished drug product and packaged and labeled product with respect to ZULRESSO until we discontinued ZULRESSO commercial availability in the U.S. as of December 31, 2024. We also rely on our contract manufacturers to manufacture sufficient quantities of our product candidates for ongoing and planned clinical trials and non-clinical studies and expect to rely on them to scale our manufacturing processes for future clinical trials, if our development efforts are successful.

We expect our contract manufacturers to comply with current Good Manufacturing Practices, or cGMPs, in the manufacture of our products. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product may be required to complete a pre-approval inspection by the FDA and other comparable foreign regulatory authorities to assess compliance with applicable requirements, including cGMPs, after we submit the relevant NDA or equivalent foreign regulatory submission to the applicable regulatory agency. Contract manufacturers are subject to inspections by the FDA and regulatory authorities outside the U.S. If the FDA or other regulatory authorities were to identify deficiencies in connection with the inspections of our contract manufacturers for our products or any of our product candidates, the FDA could issue a Form 483, and other regulatory authorities could issue equivalent documents, documenting these deficiencies and require that we provide and comply with a corrective action plan, which could impact our ability to supply product or any of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other foreign regulatory authorities, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products.

We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. All of our third-party contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our products and product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would significantly and adversely delay or impact our commercialization efforts for any approved product and our ability to develop and obtain regulatory approval for our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Also, if a natural disaster, or other events, were to interrupt or halt production of our drug substance or drug product at one of our third-party contract manufacturers, or cause the loss of batches, we could encounter a supply shortage or face significant costs to rebuild our supply.

We have a long-term supply agreement with our contract manufacturer for ZURZUVAE drug product. We have an inventory of ZURZUVAE drug product and drug substance in place to help mitigate any potential supply risks, but there is no guarantee that this inventory will be adequate. We do not have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for our product candidates. Each batch of drug substance and drug product for our product candidates is individually contracted through a purchase order governed by master service and quality agreements.

If our existing contract manufacturing organizations, or CMOs, for our product candidates are unwilling to enter into long-term supply agreements, or are unwilling or unable to supply drug substance or drug product to us, we could be required to engage new CMOs who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful and gain approval. In addition, any CMO will need to complete validation batches and be approved by regulatory authorities (including passing any required inspections) as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon CMOs to manufacture commercial quantities of ZURZUVAE and of any future products that may be approved. If we are unable to maintain arrangements for third-party manufacturing or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our CMOs, we may not be able to successfully commercialize any approved product, including ZURZUVAE, or successfully complete development of our current or future product candidates.

Any of our current or future products or product candidates, including ZURZUVAE, may not achieve and maintain broad market acceptance or reimbursement at sufficient levels, which would limit the revenue that we generate from sales.

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

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, or HMOs, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage for any of our products, including ZURZUVAE, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet certain severity levels on measurement scales or other criteria more restrictive than the approved label for our products, or requiring other onerous and time-consuming forms of utilization management, such as prior authorization procedures. They may limit the amount of reimbursement or restrict access altogether. These restrictions or limitations might impede appropriate use of our products for any approved indications. For example, some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. As a result, there is uncertainty related to maintaining third-party payor coverage and reimbursement of ZURZUVAE or any of our product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

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

Obtaining and maintaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate, directly or indirectly, that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We cannot be sure that adequate coverage or reimbursement will be available for any of our products and product candidates on reasonable terms or at all.

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

Our and our collaborators’ efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including ZURZUVAE for the treatment of women with PPD, may require significant resources and may never be successful. If any of our current or future products, including ZURZUVAE, does not achieve an adequate level of acceptance by patients, healthcare professionals, and payors, or reimbursement at reasonable levels and without significant or complex restrictions, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund operations or may not do so to the degree or on the timelines we expect.

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

ZURZUVAE is, and any future approved products will also be, subject to ongoing FDA requirements governing the labeling, packaging, storage and promotion of the product and record-keeping and submission of safety and other post-market information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks, safety and efficacy in pediatric populations or alternate doses or dose regimens.

The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. For example, the FDA required a REMS for ZULRESSO. Any REMS required by the FDA may lead to increased costs to assure compliance with the REMS and with additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. In addition, if we are unable to comply with any REMS imposed on any of our products, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the U.S. Supreme Court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the attorneys general of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024. ZURZUVAE currently competes with the current standard of care for PPD, which commonly consists of psychotherapy; however, patients with moderate or severe symptoms of PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences.

In the field of neuroactive steroids focused specifically on modulation of GABAA receptors, we also face competition from a number of companies, including Marinus Pharmaceuticals, Inc. (acquired by Immedica Pharma AB), which received FDA approval of ganaxolone, a known GABAA positive allosteric modulator neuroactive steroid, to treat seizures associated with CDKL5 deficiency disorder, a rare, genetic epilepsy. Other GABAA competitors include darigabat, which is being developed by Cerevel Therapeutics, Inc. (acquired by AbbVie Inc.) for the treatment of epilepsy and panic disorder.

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including regulatory, development or commercialization strategy or appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected and we may be subject to delays, disputes, or litigation if we and any of our collaborators disagree significantly, if any of our collaborators fails to perform its obligations or terminates our collaboration, or if we are not able to establish future collaborations that we believe to be important to our business on commercially reasonable terms.

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

We and our collaboration partner Biogen achieved regulatory approval in the U.S. of ZURZUVAE for the treatment of adults with PPD, and launched ZURZUVAE for that indication. Our collaboration with Biogen may not lead to successful commercialization of ZURZUVAE in the U.S. or successful development of zuranolone in Biogen’s ex-U.S. territory. In the third quarter of 2023, our collaboration partner, Shionogi, filed an NDA in Japan for zuranolone for the treatment of MDD; however, Shionogi may not be successful in obtaining regulatory approval for zuranolone for the treatment of MDD, or if approved, may not be successful in commercializing zuranolone in Japan. Our existing and future collaborations, if any, may also not lead to the successful development and commercialization of ZURZUVAE in other indications or territories or of any other products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. The efforts under our existing collaborations may not be successful and we may never meet applicable milestones or actually receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Because we and Biogen have agreed not to pursue further development for zuranolone for the treatment of MDD in the U.S., we will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S. Our collaborators may decide to terminate their collaboration with us. For example, in September 2024, after we and Biogen decided to discontinue development of SAGE-324 in essential tremor, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications of SAGE-324, including seizures in DEEs. We may choose not to further develop SAGE-324 in this or any other indication. Additional risks and uncertainties relating to our collaboration with Biogen are set forth in the Risk Factor above captioned “Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business.”

In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development of our product candidates or commercialization of approved products. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of or appropriate investment in our programs or commercialization of an approved product, and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels or regulatory, development or commercialization strategy, which could hamper or delay our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions for certain products in specified indications which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts or commercialization globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all.

We may not be successful in our efforts to identify or discover additional product candidates beyond our existing product candidates or to file IND applications for clinical development of new compounds at the rate we expect, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Because we have limited financial and management resources, we focus on a limited number of clinical and research programs and product candidates and are currently focused on certain brain health disorders. As a result, we may forego or delay pursuit of opportunities with certain product candidates or for other indications that later prove to have greater commercial potential. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful and may not yield any commercially viable drugs. For example, we recently discontinued development of dalzanemdor and are considering whether to continue development of SAGE-324 in other indications, after our clinical trials for both programs failed to meet their primary endpoints. Our resource allocation decisions may cause us to fail to capitalize on other viable opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights through future collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain such sole development and commercialization rights. If any of these events occur, it may have a material adverse effect on our business.

We rely, and expect that we will continue to rely, on third parties to conduct any clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with applicable standards and meet expected deadlines, we may not be able to successfully develop and obtain regulatory approval for our product candidates, and our business could be substantially harmed.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials, and may subject us to unexpected cost increases that are beyond our control. In addition, certain Chinese CROs that supply us with medicinal chemistry and drug metabolism research may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, including the proposed BIOSECURE Act, any of which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting our research activities. Such disruption could have adverse effects on the development of our product candidates and our business operations.

Nevertheless, we and our collaborators are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our collaborators, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. If we or our CROs or CMOs fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we and our collaborators are unable to rely on clinical data collected, we and our collaborators may be required to repeat clinical trials or extend the duration of, or increase the size of, our clinical trials, or we may not be able to rely on the results of our clinical trials. This would delay the regulatory approval process, and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures. In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZURZUVAE could be delayed.

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

The sale of ZURZUVAE and any future approved products, and the use of our product candidates in clinical trials expose us to the risk of product liability claims. In addition, product liability claims related to ZULRESSO may arise and/or be brought even though we discontinued commercial availability of the product as of December 31, 2024. Product liability claims might be brought against us by patients, healthcare professionals or others using, prescribing, selling or otherwise coming into contact with our products and product candidates. For example, we may be sued if any product or product candidate allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing, sale or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

Although we maintain product liability insurance coverage, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments or settlements exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program, which we participate in, and other governmental programs impose obligations to report pricing figures to the federal government, require us to pay rebates and participate in discount programs. Other programs impose limits on the price we or our collaborators are permitted to charge certain entities for ZURZUVAE or for any future products for which we receive regulatory approval. Statutory and regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of ZURZUVAE or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The Patient Protection and Affordable Care Act, as amended, referred to herein as the ACA, and regulations promulgated thereunder could affect our obligations in ways we cannot anticipate.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory authorities and the courts. If we become obligated to restate or recalculate the amounts we report under these programs, our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and our price discounts and rebates could be increased. Additionally, we could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and other federal or state drug pricing programs, including retroactive rebates and program refunds, and if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we could be subject to civil monetary penalties per item of false information. Certain failures to submit required data could result in a civil monetary penalty for each day the information is late beyond the due date and be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program, or, if we fail to comply with 340B program requirements, the Health Resources and Services Administration, or HRSA, could decide to terminate our 340B program participation agreement. In the event that CMS terminates our rebate agreement or HRSA terminates our 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. We are also subject to civil monetary and other penalties applicable to the drug pricing negotiation program and Part B and Part D inflation rebate programs, as discussed further below under the risk factor entitled “Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.”

We are subject to other laws and regulations, which could expose us to investigation, criminal sanctions, civil penalties, administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to a number of healthcare and other statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in the countries in which we currently or may in the future conduct our business.

Our current or future interactions and arrangements with third-party payors, healthcare professionals, patients, healthcare settings, and others who play a role in the recommendation, prescription, reimbursement and administration of ZURZUVAE, and will play a similar role with respect to any of our current or future product candidates, if successfully developed and approved, are governed in part by broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ZURZUVAE, or expect to market, sell and distribute any future approved products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. Pharmaceutical companies have faced enforcement actions under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, among other activities. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
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
•
Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and drug pricing.
•
Various federal and state health information and data protection laws and regulations, and similar types of laws outside the U.S., govern the collection, use, disclosure and protection of health-related and other personal information by us and our collaborators.

Ensuring that our future practices and business arrangements comply with applicable healthcare laws and regulations is costly. It is possible that governmental authorities will conclude that our business practices and arrangements do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our practices or operations, including activities conducted by our commercial team or other of our employees, consultants or vendors, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government-funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations and materially adversely affect our business and financial condition. We may also be substantially negatively impacted if governmental authorities conclude that the business practices of one of our collaborators does not comply with applicable laws or regulations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to regulatory authorities. Regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. Regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

We may enroll subjects in our future clinical trials in the EU or other countries. When we do so, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding these individuals. Clinical trial activities in the EEA, for example, are governed by the General Data Protection Regulation, or GDPR, in relation to the processing of personal data. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR in some situations. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities, including processing of personal data originating from the EU. The issues related to the transfer of personal data are subject to substantial uncertainty at this time, and there can be no reasonable level of confidence that any such data transfers will be found to be consistent with EU law if they are challenged. The exit of the UK from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the UK. The European Commission has adopted an adequacy decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK; however, the European Commission may suspend the adequacy decision if it decides that the UK no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California consumers have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages.

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action. Connecticut and Nevada have also passed similar health-specific consumer privacy laws. These laws and regulations are constantly evolving and may impose limitations on our business activities.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

In addition, there are substantial efforts at the federal level to pass a national data privacy law that may impact our business activities. The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation of laws at the state and federal levels exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal data and consumer health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. We have implemented processes to manage compliance with applicable laws and continue to assess their impact on our business as additional information and guidance becomes available.

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

The FDA and other regulatory and enforcement authorities strictly regulate the promotional claims that may be made about prescription products, and enforce laws and regulations prohibiting the promotion of unapproved, or “off-label” uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, and fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of the off-label use of ZURZUVAE or any of our other products by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the Agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.

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

The pricing of prescription pharmaceuticals in foreign markets is subject to foreign governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our or our collaborators’ ability to generate revenues and become profitable could be impaired. In addition, these factors could impact our or our collaborators’ decision on whether to commercialize a product candidate, even if successfully developed and approved.

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

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties. The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our products or product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. As we continue to develop our current product candidates and commercialize ZURZUVAE and any future products, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our products or product candidates may infringe, or which such third parties claim are infringed by our technologies. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, CROs, outside scientific collaborators, and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and/or may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign to us any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution or another party.

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

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, which could have a material adverse effect on our business.

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

Issued patents covering our products or any of our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our collaborators or licensors initiated legal proceedings against a third party to enforce a patent, if and when issued, covering our products or any of our product candidates, the defendant could counterclaim that the patent covering our products or any of our product candidates is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory and non-statutory requirements, including lack of novelty, obviousness, non-statutory obviousness type double patenting, lack of written description, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, ex parte reexamination, inter partes review, derivation proceedings or interferences and equivalent proceedings in foreign jurisdictions, e.g., opposition or revocation proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. Certain of our granted patents have, in the past, been opposed by third parties, and further such proceedings in the future could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product or product candidates. Such a loss of patent protection could have a material adverse impact on our business.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing patent applications and prosecuting and defending patents on products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S., assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications.

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

Some intellectual property which we have licensed, or may in the future license, may have been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we have licensed, or may in the future license, may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the license agreement with The Regents of the University of California may have been generated using U.S. government funds. As a result, the U.S. government may have certain rights to intellectual property embodied in our current product or current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government and/or file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act, or FDCA, can delay the submission or the approval of certain marketing applications by other companies for a product with the same active moiety as a product we sell or may in the future sell. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (e.g., new indications, dosages or strengths of an existing drug). This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. We have obtained NCE exclusivity for brexanolone and zuranolone and plan to seek NCE exclusivity for our current and future product candidates. The NCE exclusivity for brexanolone expired in June 2024, five years following approval of ZULRESSO. Lipocine, Inc. is currently developing LPCN 1154, an oral formulation of brexanolone, under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA. There is no guarantee that our product candidates will qualify for marketing or data exclusivity under these provisions or that such exclusivity for any of our products will alone be sufficient for our business. The applicable five-year and three-year exclusivity periods of NCE or data exclusivity under the FDCA will not delay the submission or approval of a full NDA.

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

In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by the U.S. Congress, the federal courts and the U.S. PTO, the laws and regulations governing patents, including patent terms, could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

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

In addition, members of Congress have proposed numerous legislative initiatives aimed at limiting the patent exclusivity on drug products or facilitating earlier entry of generic versions of approved drugs. Examples of bills that have been proposed include a bill that, if passed, would create a presumption of invalidity for patents beyond the first patent covering a drug product thus shifting the burden to the innovator to prove that these subsequent patents are separately patentable inventions, distinct from the first patent; a bill that, if passed, would empower the Federal Trade Commission to investigate whether large patent portfolios covering a drug product constitute an anti-competitive practice and to file antitrust lawsuits in such instances; and a bill that, if passed, would limit the availability of a 30-month stay on approval by the FDA of a generic version of a drug to only those instances where the ANDA litigation involves a composition of matter patent claiming the drug substance. Such legislation, if passed into law, could adversely affect ZURZUVAE or any future products or product candidates or result in earlier entry into the market of generic versions of our drugs.

Risks Related to our Industry

Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operations.

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from ZURZUVAE or from the sales of any other future products that are successfully developed and approved, and may limit our ability to achieve profitability.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing; reduce the cost of prescription drugs, including under Medicare and Medicaid, which may potentially impact negotiations on pricing and discounts with commercial payors; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. There have been multiple Congressional and administrative efforts to address drug pricing, including the IRA. It is unclear whether any other legislation or public policy will come to pass, and if so, what effect it could have on our business.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for certain outpatient prescription drug coverage, as well as Medicare Part B. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with negotiated prices subject to a cap and first set to take effect in 2026; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (the first Part B inflation rebate period was in the first quarter of 2023; the first Part D inflation rebate period was the fourth quarter of 2022 through the third quarter of 2023); and replaces the Part D coverage gap discount program with a new Part D discounting program, which began in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years of these programs. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program.

Specifically, with respect to price negotiations, Congress authorized CMS to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. Drugs may be selected for negotiation only once they are at least seven years post-approval (such that they will be nine years post-approval when first subject to the maximum negotiated price) and biologics may be selected for negotiation 11 years post approval (such that they will be 13 years post-approval when first subject to the maximum negotiated price). It does not apply to drugs and biologics that have orphan drug designation and have been approved for a single rare disease or condition. We could be at risk of government action for any noncompliance with the price negotiation program if, in the future, any of our products are the subject of Medicare price negotiations. In that event, the outcome of the Medicare price negotiations, which will be made publicly available, may also impact negotiations on pricing and discounts with commercial payors.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs are scheduled to become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the IRA by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law. The IRA also requires manufacturers to pay rebates for drugs reimbursed under Medicare Part B or Part D whose price increases exceed inflation and caps Medicare Part D out-of-pocket drug costs beginning in 2025, at $2,000 a year, subject to an adjustment for inflation thereafter. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with these programs.

It is unclear how the IRA will be implemented. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, or PhRMA, have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. We further cannot predict with certainty what impact the IRA or any other federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. There may be additional Congressional and administrative efforts to address drug pricing.

At the state level, legislatures have increasingly passed legislation and agencies have implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and price transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards, or PDABs, to conduct affordability reviews for certain drugs, including high-cost drugs and drugs with qualifying price increases. In some states, the PDAB has authority to set upper payment limits on what certain purchasers and payers may pay or reimburse for drugs that are found to pose an affordability challenge in the state. If one of our products is selected for an affordability review and subject to an upper payment limit by a PDAB, it could have a material adverse effect on our ability to commercialize the product and achieve the full value of our patents.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

Our internal computer systems or networks or cloud platforms, or those of our collaborators, our third-party CROs or our other contractors, consultants or service providers, may fail or suffer security breaches, which could result in a material disruption of our development programs, compromise personal or sensitive information related to our business, or cause us to incur significant liabilities which could adversely impact our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. Despite the implementation of security measures, our internal computer systems and those of our collaborators, our third-party CROs and our other contractors, consultants and service providers are vulnerable to cyber security threats, including damage from unauthorized access, theft, natural disasters, terrorism, war, telecommunication and electrical failures, and system malfunction, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering schemes and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). In addition, cyber-attacks against us or against third parties we do business with could also utilize phishing attempts, email fraud, or attempts to cause payments, confidential or sensitive information, or other data to be transmitted to an unintended recipient, and could include the use of artificial intelligence, or AI, and machine learning to launch more automated, targeted and coordinated attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs or cause us to have liability for disclosure of personal information of our customers. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption, disaster or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed or prevented.

Moreover, as AI and machine learning technologies evolve and their use increases, we will need to invest in resources to ensure appropriate development and use of any generative AI, or similar technologies, and to develop internal compliance policies and procedures addressing this use, including in response to laws and regulations that may be adopted or interpreted to address these technologies, such as the EU AI Act. Our potential future use and/or development of AI, if applicable, could place us under increased regulatory oversight, exacerbate our risks related to litigation and intellectual property, and augment our existing obligations regarding information security.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the Agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may delay the availability or responsiveness of regulators throughout the development process, which could negatively impact our ability to advance our programs. For example, such disruptions could slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our employees, independent contractors, consultants, collaborators and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and/or requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants, collaborators and vendors. Misconduct by these partners could include intentional, reckless and/or negligent conduct or unauthorized activities that violate FDA regulations or similar regulations of comparable foreign regulatory authorities; provide inaccurate information to the FDA or comparable foreign regulatory authorities; fail to comply with manufacturing standards, federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities; fail to comply with state drug pricing transparency filing requirements; fail to report financial information or data accurately; or fail to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state laws, and requirements of foreign jurisdictions, including the GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from significant penalties, governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company that has not generated significant revenue to date. We have incurred significant operating losses since our inception and anticipate that we will incur losses for the foreseeable future.

We are a biopharmaceutical company with only one approved product being commercialized, and we only began generating revenue from product sales in the second quarter of 2019. Biopharmaceutical product development and commercialization are highly speculative undertakings and involve a substantial degree of risk.

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through December 31, 2024, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi and received a milestone payment under the collaboration agreement with Biogen totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD. As of December 31, 2024, our cash, cash equivalents and marketable securities were $504.4 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $400.7 million for the year ended December 31, 2024, and our accumulated deficit was $3.0 billion as of December 31, 2024.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our pipeline prioritization and anticipated cost savings from the October 2024 corporate reorganization, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD and as we continue work to advance ongoing and future product candidates. We expect these costs will include the costs and expenses associated with: our sales and marketing activities; conducting clinical trials of current and future product candidates; continuing certain research activities; outsourced manufacturing; pursuing potential business development activities; and the impact of future decisions and activities. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our product ZULRESSO, which commenced in June 2019. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024, and as a result will no longer generate additional revenue from ZULRESSO. We began to generate revenue from sales of ZURZUVAE in December 2023. Our ability to generate significant product and collaboration revenues from our current products and any future approved product depends on a number of factors, including, but not limited to:

•
our ability to successfully commercialize, with Biogen, ZURZUVAE for the treatment of women with PPD in the U.S., including our ability to achieve and maintain satisfactory coverage and reimbursement and market acceptance among healthcare providers, patients and third-party payors;
•
our ability to successfully complete all ongoing and future clinical trials and non-clinical studies required to file for, and obtain, U.S. and foreign marketing approval for our current or future product candidates; and our ability to file for and receive marketing approval to commercialize our product candidates, if successfully developed; and
•
with respect to any product candidate potentially approved in the future, our ability, alone or with collaborators, to commercialize the product by developing and effectively deploying a sales force, and to achieve market acceptance and satisfactory coverage and reimbursement of such product among healthcare providers, patients and third-party payors.

If we are unable to generate significant product revenue and/or revenue from our current collaborations on a sustained basis, we will not become profitable, and may be unable to continue operations without continued funding.

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

We are currently commercializing ZURZUVAE for the treatment of women with PPD in the U.S. We are also advancing our prioritized pipeline of product candidates through non-clinical and clinical development. Commercializing products and developing additional small molecule products are expensive. In October 2024 and August 2023, we implemented strategic corporate reorganizations to support our goal of long-term business growth. Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our pipeline prioritization and anticipated cost savings from the October 2024 corporate reorganization, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue commercialization of ZURZUVAE in the U.S. for the treatment of women with PPD. Our anticipated operating expenses include costs associated with: sales and marketing activities; manufacturing; clinical trials of our current and future product candidates; pursuing potential business development activities; continuation of certain research activities; and the impact of future decisions and activities. We will need to raise additional capital in the future to fund operating needs. Our cash needs will increase further if we choose to pursue additional indications and/or geographies for our product candidates, conduct additional clinical trials for indications we are already pursuing beyond the anticipated trials, identify new potential opportunities or otherwise expand our activities more rapidly than we presently anticipate.

As of December 31, 2024, our cash, cash equivalents and marketable securities were $504.4 million. Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2024, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all, or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our October 2024 corporate reorganization at the levels we expect. In addition, our operating plan may change. We may choose to seek additional funds through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing or royalty arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund our operations. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any time we encounter a major setback in our development or regulatory activities, such as the CRL issued by the FDA related to our NDA for zuranolone for the treatment of MDD, or in our commercialization efforts, or receive negative data from a key clinical program, such as the announcement of negative results from the DIMENSION Study in November 2024, the LIGHTWAVE Study in October 2024, the PRECEDENT Study in April 2024, and the KINETIC 2 Study in July 2024, our stock price is likely to decline, as it did in those instances, which would make a future financing more difficult and potentially more dilutive to our existing stockholders. In addition, future global economic uncertainty, reduced liquidity, capital market disruptions, and other macroeconomic or geopolitical conditions, including future banking crises, or pandemics and other health crises, may potentially make it more difficult for us to raise additional funds on favorable terms. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. Failure to obtain capital if and when needed may force us to delay, limit or terminate our product development efforts or other operations, including the commercialization of any approved product.

We could also be required to seek funds through arrangements with collaboration partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which could have a material adverse effect on our business, operating results and prospects.

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

Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the results of our commercialization efforts with respect to ZURZUVAE in the U.S. as a treatment for women with PPD, and our ability to attain and maintain commercial success;
•
developments related to the state of our collaborations, Biogen’s unsolicited, non-binding acquisition proposal, and our strategic review process;
•
plans for, progress of, timing of, changes to, delays in or the results from clinical trials or non-clinical studies of any of our products or product candidates, serious adverse events arising in the course of development or post-marketing, or any delays or major announcements related to such studies or trials;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As is the case for similar companies of our size and industry, we may be the target of cyber attacks and other cyber incidents and, therefore, cybersecurity is an important element of our overall enterprise risk management program. We have certain processes to systematically evaluate, identify, address, and manage cybersecurity risks, which are built into our overall risk management program and are designed to help safeguard our information assets and operational integrity from internal and external cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, response plans, and continuity exercises on our systems. We also routinely review our policies and procedures to identify risks and refine our practices. By prioritizing cyber risk comprehension and management, we aim to enhance business resiliency, protect information from unauthorized access or attacks, and secure our digital footprint.

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

The chair of the cybersecurity steering committee, our executive director of cybersecurity, has over 25 years of information technology industry experience, including 20 years focused on cybersecurity, and master’s degrees in a cybersecurity discipline and in business administration, in addition to multiple certifications related to information technology and cybersecurity.

In addition, to help prevent and detect cybersecurity threats, we provide all employees, including part-time and temporary employees, with monthly cybersecurity and privacy training, which covers timely and relevant cybersecurity topics, including social engineering, phishing, password protection, confidential data protection, asset use, and mobile security.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. We lease 30,567 square feet of office space in a multi-tenant building pursuant to a lease dated as of January 2024, that will expire on February 28, 2030.

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

On October 16, 2024, we received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission, or the SEC, requesting documents and information related to our new drug application for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information. We are cooperating with the SEC and intend to continue to provide information responsive to the SEC’s requests.

At this time, we are unable to predict the outcome of the Securities Class Action or the SEC investigation or reasonably estimate a range of possible losses.

On January 16, 2025, we commenced litigation against Biogen Inc. and Biogen MA Inc., or together with Biogen Inc., Biogen, in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. The action is captioned Sage Therapeutics, Inc. v. Biogen Inc., et al., C.A. No. 2025-0054-BWD (Del. Ch.). In our complaint, we allege that Biogen breached the standstill provision in the stock purchase agreement we entered into with Biogen on November 27, 2020, or the Biogen Stock Purchase Agreement, by making an unsolicited acquisition proposal and related public disclosures. On this basis, we also sought a temporary restraining order enjoining Biogen from future breaches of the standstill provision. At a hearing held on January 28, 2025, the Court granted our motion for a temporary restraining order against Biogen MA Inc., and entered an implementing order on January 30, 2025, or the TRO Order. Pursuant to the TRO Order, unless consented to by Sage in writing or otherwise ordered by the court, Biogen MA Inc. and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the Biogen Stock Purchase Agreement’s contractual prohibitions against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal. Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to this matter. We intend to continue to vigorously pursue our claims against Biogen, but we are unable to predict the outcome of the litigation at this time.

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

Stockholders

As of February 4, 2025, there were seven stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2020 through December 31, 2024, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2019 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*

Among Sage Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

* $100 invested on December 31, 2019 in stock or index.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, for the year ended December 31, 2024, or Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Part I, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023, on pages 92 through 113, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 14, 2024.

Overview

We are a biopharmaceutical company with a mission to pioneer solutions to deliver life-changing brain health medicines, so every person can thrive. Alongside our commercial product for the treatment of postpartum depression, we are advancing a portfolio of internally discovered novel chemical entities with the potential to become differentiated treatments designed to improve brain health by primarily targeting two critical central nervous system, or CNS, receptor systems, GABA and NMDA. The GABA receptor family, which is recognized as the major inhibitory neurotransmitter in the CNS, mediates downstream neurologic and bodily function via activation of GABAA receptors. The NMDA-type receptors of the glutamate receptor system are a major excitatory receptor system in the CNS. Dysfunction in these systems is thought to be at the core of numerous neuropsychiatric and neurodevelopmental disorders.

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

We also have a collaboration agreement with Shionogi for the development of zuranolone in the Shionogi Territory. Shionogi is currently developing zuranolone for the treatment of major depressive disorder, or MDD, in Japan. In the third quarter of 2024, Shionogi reported that it submitted a new drug application, or NDA, in Japan for zuranolone for the treatment of MDD.

Under the Biogen Collaboration Agreement, we and Biogen also previously agreed to jointly develop and commercialize products containing SAGE-324, which we refer to as the Licensed 324 Products.

Following announcement of topline results from the KINETIC 2 Phase 2b clinical trial, which failed to meet its primary endpoint, in September 2024, Biogen notified us of its termination of the Biogen Collaboration Agreement solely with respect to the Licensed 324 Products on a worldwide basis, effective February 17, 2025, or the SAGE-324 Termination. As a result of the SAGE-324 Termination, as of February 17, 2025, all licenses granted by us to Biogen or by Biogen to us regarding the Licensed 324 Products shall expire with respect to the Licensed 324 Products on a worldwide basis. Biogen shall grant to us an irrevocable, perpetual license for any Biogen background technology, Biogen collaboration technology or joint collaboration technology that exists as of February 17, 2025 with respect to the Licensed 324 Products on a worldwide basis, in each case in accordance with the terms of the Biogen Collaboration Agreement. We and Biogen continue to be responsible for our respective share of costs for ongoing activities related to the Licensed 324 Products in accordance with the terms of the Biogen Collaboration Agreement until February 17, 2025.

We are evaluating other potential indications for SAGE-324, including seizures in developmental and epileptic encephalopathies, or DEEs, and expect to provide an update on next steps, if any, in mid-2025.

Our other area of focus is SAGE-319, an extrasynaptic-preferring GABAA receptor positive allosteric modulator, or GABAA PAM, designed to have a novel pharmacology and a differentiated clinical profile from other GABAA PAMs in our portfolio. We are currently investigating SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders. We expect to announce data from a Phase 1 multiple ascending dose study of SAGE-319 for behavioral symptoms associated with certain neurodevelopmental disorders by late 2025, and will evaluate next steps, if any, based on these data.

We previously commercialized ZULRESSO® (brexanolone) CIV injection for the treatment of PPD. ZULRESSO is approved in the U.S. for the treatment of PPD in individuals 15 years old and older. ZULRESSO was administered as a continuous intravenous infusion for two and a half days and could only be administered in qualified medically-supervised healthcare settings. Given the complexities and challenges associated with administration of ZULRESSO, use of the product was limited and further reduced as a result of the availability of ZURZUVAE for the treatment of women with PPD. For that reason, we discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

Additionally, we previously evaluated dalzanemdor in certain cognitive disorders associated with NMDA receptor dysfunction. In November 2024, based on the results of our Phase 2 DIMENSION, LIGHTWAVE, and PRECEDENT Studies, which failed to meet their primary endpoints, we announced that we do not plan to pursue any further development of dalzanemdor.

We expect to continue to focus on the development of product candidates for the treatment of both acute and chronic brain health disorders, including work on allosteric modulation of the GABAA and NMDA receptor systems in the brain, and are continuing to explore targeted work within our NMDA receptor negative allosteric modulator, or NMDAR NAMs, platform with SAGE-817 and SAGE-039. The GABAA and NMDA receptor systems are broadly accepted as impacting many neuropsychiatric and neurodevelopmental disorders, spanning disorders of mood, seizure, cognition, anxiety, sleep, pain, and movement, among others. We believe that we may have the opportunity to develop molecules from our internal portfolio with the goal of addressing a number of these disorders in the future, and also believe that we may have opportunity to use our scientific approach to explore targets beyond the GABAA and NMDA receptor systems and to develop compounds in areas of unmet need outside of brain health.

On January 10, 2025, we received an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen for $7.22 per share, or the Biogen Proposal. On January 27, 2025, we announced that our Board of Directors has initiated a process to explore strategic alternatives, and further announced that our Board of Directors unanimously rejected the Biogen Proposal. On January 16, 2025, we commenced litigation against Biogen in the Delaware Court of Chancery seeking to enforce the standstill provision in the stock purchase agreement we entered into with Biogen on November 27, 2020. Our rejection of the Biogen Proposal, our efforts to enforce the terms of the stock purchase agreement and our strategic review process may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under our collaboration agreement with Biogen may have an adverse impact on sales of ZURZUVAE, which could in turn materially adversely affect our business, results of operations, financial condition and prospects. We have not set a timetable for the strategic review process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that our strategic review process will result in any transaction or other strategic outcome. We do not intend to disclose further developments on this strategic review process unless and until we determine that such disclosure is appropriate or necessary. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic alternatives, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen. In addition, we record as “collaboration revenue - related party” our share of Biogen’s sales of ZURZUVAE, which became commercially available in December 2023. We also achieved and recognized a milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $3.0 billion as of December 31, 2024. Our net losses were $400.7 million, $541.5 million, and $532.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and expansion of our commercial operations. We expect to incur significant expenses and continued operating losses for the foreseeable future.

In October 2024, we implemented a strategic reorganization of our business operations intended to strengthen our balance sheet and focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and our prioritized pipeline development efforts, or the 2024 Restructuring. As part of the 2024 Restructuring, we implemented a reduction of approximately 33% of our total workforce and approximately 55% of our research and development workforce. We anticipate that the implementation of the 2024 Restructuring and our pipeline prioritization will result in a reduction of our operating expenses in 2025 relative to 2024. Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2024, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE for the treatment of women with PPD. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed. See “—Liquidity and Capital Resources”.

Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our pipeline prioritization and the anticipated cost savings from the 2024 Restructuring, we expect to continue to incur significant costs in connection with our ongoing activities, including if and as we pursue key elements of our strategy to:

•
successfully commercialize ZURZUVAE, along with our collaboration partner, Biogen, for the treatment of women with PPD in the U.S., including our goals to establish ZURZUVAE as the standard of care for women with PPD, expand market growth in PPD, accelerate topline revenue growth, and ultimately help more women with PPD;
•
investigate SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders;

•
evaluate potential further indications for SAGE-324;
•
support our collaboration with Biogen with respect to zuranolone in the U.S., and support Biogen’s development of zuranolone in the Biogen Territory and Shionogi’s development of zuranolone in the Shionogi Territory;
•
continue work on our prioritized pipeline focused on neurodevelopmental disorders and neuropsychiatry, including to explore targeted work within our NMDAR NAMs platform with SAGE-817 and SAGE-039;
•
focus on maintaining a strong balance sheet while reducing operating expenses;
•
continue to explore business development opportunities, including opportunities to establish licenses, collaborations, or other agreements or alliances with other biotechnology and pharmaceutical companies, at the appropriate time, where we believe a collaboration may add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives;
•
prepare and file NDAs with the FDA, and conduct permitted pre-launch activities with respect to any of our product candidates that we believe have been successfully developed;
•
commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•
evaluate the market potential and regulatory pathways for our product candidates beyond zuranolone in the European Union, or EU, and other jurisdictions outside the U.S., and determine how best to move forward where and when it may make business and strategic sense; and
•
continue to build, maintain, defend, leverage, and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities with the goals of lessening our long-term reliance on the success of any one program and facilitating long-term growth.

Until such time that we can generate significant revenue on a sustained basis from product sales and/or from collaborations, if ever, we expect to finance our operations primarily through a combination of revenue, equity or debt financings and other sources of financing, including our collaborations with Biogen and Shionogi and potential future collaborations. We may not be successful in our ongoing commercialization of ZURZUVAE or any other product and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations, licenses, or similar arrangements may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We and Biogen are utilizing a specialty pharmacy distribution model by which ZURZUVAE is shipped directly to women with PPD who are prescribed the treatment. We and Biogen have active field sales forces supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. We and Biogen are continuing to engage in discussions with national, regional and government payors to advocate for broad and equitable access to ZURZUVAE for women with PPD with minimal restrictions. Payor coverage for ZURZUVAE for the treatment of women with PPD is currently in place for a majority of commercial and Medicaid covered lives without step therapy or complex prior authorizations, including coverage from all three national Pharmacy Benefit Managers. We expect formulary discussions to continue over the course of 2025.

In the fourth quarter ending December 31, 2024, nearly 2,500 prescriptions for ZURZUVAE were shipped and delivered to women with PPD, an approximately 21% increase from the prior quarter. For the year ended December 31, 2024, the first full year of shipments, more than 6,600 prescriptions were shipped and delivered. To help enable broad and equitable access, we also maintain a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance for women with PPD, such as the potential for copay assistance for those with commercial insurance and the potential to be provided product at no cost for other eligible patients

We will not generate revenue from other products unless and until we or any of our collaborators successfully develop, obtain regulatory approval of, and commercialize one of our current or future product candidates. If we enter into additional collaboration agreements with third parties for our product candidates, we may generate revenue from those collaborations. We expect that revenue, if any, that we may generate under our existing or future collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues resulting from sales of any commercialized products, and other payments.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed 217 Products and the Licensed 324 Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into a stock purchase agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the stock purchase agreement closed on December 31, 2020. In September 2024, Biogen notified us of the SAGE-324 Termination.

Under the terms of the Biogen Collaboration Agreement, we will jointly develop and, if successful, jointly commercialize the Licensed 217 Products in the U.S. and Biogen solely will develop and commercialize the Licensed 217 Products in the Biogen Territory. We and Biogen have agreed to share equally all costs for activities, as well as the profits and losses, upon FDA approval of the Licensed 217 Products solely for the U.S. Under the Biogen Collaboration Agreement, Biogen is solely responsible for all costs for activities in the Biogen Territory. Biogen is the principal and records sales of ZURZUVAE in the U.S. and will be the principal and record sales of Licensed 217 Products globally.

In the year ended December 31, 2020, we recorded license and milestone revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the stock purchase agreement, when measured at fair value. We also achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million and recorded license and milestone revenue - related party in the fourth quarter of 2023 for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., as a result of the first sale of ZURZUVAE to a distributor, and received the milestone payment in January 2024. As a result of the SAGE-324 Termination, we will not receive any milestone payments for Licensed 324 Products under the Biogen Collaboration Agreement. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

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

For collaboration arrangements that are within the scope of Topic 808, we evaluate the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship, instead of a customer relationship, are recorded as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expense or selling, general and administrative expense, depending on the nature of the activity. For further discussion regarding the accounting for collaborative arrangements, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

We expect that revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us and our share of collaboration revenues from sales of any commercialized products, and other payments. We expect that our collaboration revenue will increase due to the commercial launch of ZURZUVAE for the treatment of women with PPD that commenced in December 2023. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Cost of Revenues

Cost of revenues included direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Consolidated Financial Statements appearing in Part IV, Item 15 of this Annual Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We expect to utilize zero-cost inventory for ZURZUVAE for an extended period of time. We expect that our overall cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs in the U.S. under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of the Licensed 217 Products and, through the SAGE-324 Termination effective date, the Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. Following commercialization in the U.S., payments to or reimbursements from Biogen related to commercial co-manufacturing activities in the U.S. are accounted for as an increase to or reduction of cost of revenues. During the years ended December 31, 2024, 2023, and 2022, we recorded net reimbursement of $15.7 million, $76.2 million, and $73.2 million, respectively, from Biogen that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We have been developing our product candidates and focusing on other research and development programs, including exploratory efforts to identify new compounds, target validation for identified compounds and lead optimization for our earlier-validated programs. Our direct research and development expenses are tracked on a program-by-program basis, and consist primarily of external costs, such as fees paid to investigators, central laboratories, CROs and contract manufacturing organizations in connection with our non-clinical studies and clinical trials; third-party license fees related to our product candidates; and fees paid to outside consultants who perform work on our programs. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated or stock-based compensation in research and development expenses.

Research and development activities are central to our business. Even though we have post-approval obligations for ZURZUVAE, we expect that our research and development spending will decrease as a result of the reprioritization of our pipeline development efforts and the anticipated cost savings from the 2024 Restructuring.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including those personnel costs associated with the direct sales and marketing force and our patient support program for ZURZUVAE, as well as salaries, benefits and travel expenses for our executive, finance, business, commercial, corporate development and other administrative functions, and stock-based compensation expense. Selling, general and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to the commercialization of ZURZUVAE; ongoing launch activities related to ZURZUVAE; public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and a portion of our information technology, facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies.

We have an active field sales force supported by experienced sales leadership teams and professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning, and management dedicated to commercialization of ZURZUVAE. We expect to continue to incur significant commercialization expenses, including payroll and related expenses, to support ongoing commercialization activities associated with ZURZUVAE.

As a result of the 2024 Restructuring, we expect that our selling, general and administrative expenses will decrease in 2025 as compared to 2024. However, we expect to continue to incur significant selling, general and administrative expenses as we and our collaboration partner, Biogen, continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses include the personnel costs associated with the direct sales and marketing force for ZURZUVAE and our patient support program for ZURZUVAE. For example, we recently completed a strategic expansion of our sales force, where we believe additional resources will help accelerate demand for ZURZUVAE for the treatment of women with PPD. In addition, our current commercialization investment plan includes joint sales force expansions and planned digital marketing campaigns to help expand market growth in PPD, along with increased disease state awareness efforts to support improved PPD screening and diagnosis. Additionally, we expect to incur significant expenses from the progression of our development efforts for our current or future product candidates and commercialization of those products, if successfully developed and approved. We also expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of the Licensed 217 Products and, through the SAGE-324 Termination effective date, the Licensed 324 Products in the U.S. to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the years ended December 31, 2024 and 2023, we recorded net reimbursement from us to Biogen of $10.9 million and $16.5 million, respectively, that was added to our selling, general and administrative expenses. During the year ended December 31, 2022, we recorded net reimbursement from Biogen to us of $2.2 million that was deducted from our selling, general and administrative expenses.

2023 Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline, or the 2023 Restructuring. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we worked to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE for the treatment of women with PPD. As of December 31, 2024, we recorded a total of $32.9 million of expense related to the 2023 Restructuring, primarily for one-time termination benefits to the affected employees and, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance. Substantially all of the accrued restructuring charges incurred in connection with the 2023 Restructuring have been paid in cash as of December 31, 2024.

2024 Restructuring

In October 2024, we implemented the 2024 Restructuring to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and prioritized pipeline development efforts. The reorganization included a reduction of approximately 33% of our total workforce and approximately 55% of our research and development workforce. As a result, we expect that our operating expenses will decrease in 2025 as compared to 2024. During the year ended December 31, 2024, we recorded a total of $22.3 million of expense related to the 2024 Restructuring, primarily for one-time termination benefits to the affected employees, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance. We expect to incur an additional $1.3 million of expense related to the 2024 Restructuring in future periods. We expect that substantially all of the accrued restructuring charges incurred for the year ended December 31, 2024 will be paid in cash as of June 30, 2025.

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

Product Revenue, Net

In 2024, we generated product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers. We recognized product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in our consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product was delivered to the customer’s location. The amount included in the transaction price was constrained to the amount for which it was probable that a significant reversal of cumulative revenue recognized would not occur. Our only performance obligation identified for ZULRESSO was to deliver the product to the location specified by the customer’s order. We recorded shipping and handling costs associated with delivery of product to our customers within selling, general and administrative expenses on our consolidated statements of operations and comprehensive loss. We expensed incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If we had incurred incremental costs with an amortization period greater than a year, such costs would have been capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We did not have any contract assets (unbilled receivables) at December 31, 2024, as customer invoicing generally occurred before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2024, as we did not receive any payments in advance of satisfying our performance obligations to our customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2024 and 2023, we had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

We recorded reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as our estimate of product that remains in the distribution channel inventory of our customers at the end of the reporting period. On a quarterly basis, we updated our estimates, if necessary, and recorded any material adjustments in the period they were identified.

Chargebacks: We estimated chargebacks from our customers who directly purchased the product from us for discounts resulting from contractual commitments to sell products to eligible healthcare settings at prices lower than the list prices charged to our customers. Customers charged us for the difference between what they paid to us for the product and the selling price to the eligible healthcare settings. Reserves for chargebacks consist of credits that we expected to issue for units that remained in the distribution channel inventories at the end of each reporting period that we expected would be sold to eligible healthcare settings, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

Government Rebates: We are subject to discount obligations under government programs, including Medicaid. We recorded reserves for rebates in the same period the related product revenue was recognized, resulting in a reduction of ZULRESSO product revenue and a current liability that is included in accrued expenses on our consolidated balance sheets. Our liability for these rebates consisted of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remained in the distribution channel at the end of each reporting period.

Trade Discounts and Allowances: We generally provided customary invoice discounts on ZULRESSO sales to our customers for prompt payment and we paid fees for sales order management, data, and distribution services. We estimated our customers will earn these discounts and fees and deducted these discounts and fees in full from gross ZULRESSO revenue and accounts receivable at the time we recognized the related revenue.

Financial Assistance: We provide voluntary financial assistance programs to patients with commercial insurance that have coverage and reside in states that allow financial assistance. We estimated the financial assistance amounts for ZULRESSO and recorded any such amounts within accrued expenses on the consolidated balance sheets. The calculation of the accrual for financial assistance was based on an estimate of claims and the cost per claim that we expected to receive using demographics for patients who had registered and been approved for assistance. Any adjustments were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability, which was included as a component of accrued expenses on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we offer product return rights to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in our return goods policy. We estimated the amount of our product sales that may be returned by our customers and recorded this estimate as a reduction of revenue in the period the related product revenue was recognized, as well as a reserve within accrued expenses on our consolidated balance sheets. Product returns have not been significant to date and are not expected to be significant in the future.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. For additional information, see Collaborative Arrangements section below and refer to Note 7, Collaboration Agreements, to our Consolidated Financial Statements appearing elsewhere in this Annual Report.

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

The fair value of each stock option granted under our equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	0%	0%	0%
Expected volatility	76%	72%	73%
Risk-free interest rate	4.24%	3.85%	2.49%
Expected term	6.01 years	6.01 years	6.03 years

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

As of December 31, 2024, we had unrecognized stock-based compensation expense related to our outstanding and unvested time-based stock option awards of $24.1 million, which is expected to be recognized over the remaining weighted average vesting period of 3.18 years.

As of December 31, 2024, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million and the timing of recognition of this stock-based compensation expense is subject to our judgment as to when the performance conditions are considered probable of being achieved.

As of December 31, 2024, 1,788,137 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $13.8 million.

As of December 31, 2024, 1,212,253 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $42.9 million.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements appearing elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
Product revenue, net	$3,574	$10,454	$(6,880)
License and milestone revenue - related party	—	75,000	(75,000)
Collaboration revenue - related party	36,087	824	35,263
Other collaboration revenue	1,582	177	1,405
Total revenues	41,243	86,455	(45,212)
Operating costs and expenses:
Cost of revenues	9,444	2,159	7,285
Research and development	225,895	356,235	(130,340)
Selling, general and administrative	216,420	274,524	(58,104)
Restructuring	21,854	33,386	(11,532)
Total operating costs and expenses	473,613	666,304	(192,691)
Loss from operations	(432,370)	(579,849)	147,479
Interest income, net	31,675	38,743	(7,068)
Other income (expense), net	29	(383)	412
Net loss	$(400,666)	$(541,489)	$140,823

Product Revenue, Net

During the years ended December 31, 2024 and 2023, we recognized $3.6 million and $10.5 million, respectively, of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees and patient financial assistance, and were not significant during either year.

License and Milestone Revenue - Related Party

During the year ended December 31, 2024, we recognized no license and milestone revenue - related party under the Biogen Collaboration Agreement.

During the year ended December 31, 2023, we recognized $75.0 million of license and milestone revenue - related party for the achievement of a milestone under the Biogen Collaboration Agreement for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S.

Collaboration Revenue - Related Party

During the years ended December 31, 2024 and 2023, we recognized $36.1 million and $0.8 million, respectively, of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen reports for ZURZUVAE.

Other Collaboration Revenue

During the years ended December 31, 2024 and 2023, we recognized $0.6 million and $0.2 million, respectively, of other collaboration revenue related to the supply of zuranolone active pharmaceutical ingredients under our agreement with Shionogi.

During the year ended December 31, 2024, we recognized $0.9 million of other collaboration revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the year ended December 31, 2023, we did not recognize any other collaboration revenue under the Biogen Collaboration Agreement.

We expect that further revenue, if any, that we may generate under our collaboration agreements will fluctuate from quarter to quarter as a result of the timing and amount of our share of collaboration revenues resulting from Biogen’s sales of any commercialized products, license fees, payments for clinical materials or manufacturing services, milestone payments, royalties paid to us, and other payments. For further discussion regarding our collaboration agreements with Shionogi and Biogen and the accounting for revenue from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Cost of Revenues

During the years ended December 31, 2024 and 2023, cost of revenues was $9.4 million and $2.2 million, respectively, and is made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. During the year ended December 31, 2024, we incurred $3.6 million of one-time charges related to the write-off of excess inventory and impairment of intangible assets related to ZULRESSO as a result of the decision to discontinue commercial availability in the U.S. as of December 31, 2024. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of

Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report).

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and therefore a portion of such costs are excluded from the cost of revenues for the years ended December 31, 2024 and 2023. Our cost of revenues for ZULRESSO as a percentage of net product revenue remained in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We utilized zero-cost inventory with respect to ZULRESSO during this period.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$3,129	$104,937	$(101,808)
SAGE-324	21,093	33,211	(12,118)
dalzanemdor (SAGE-718)	57,256	54,994	2,262
Other research and development programs	45,586	72,997	(27,411)
Unallocated expenses	95,626	141,491	(45,865)
Stock-based compensation	18,885	24,813	(5,928)
Net reimbursement from Biogen	(15,680)	(76,208)	60,528
	$225,895	$356,235	$(130,340)

Research and development expenses for the year ended December 31, 2024 were $225.9 million, compared to $356.2 million for the year ended December 31, 2023. The decrease of $130.3 million was primarily due to the following:

•
a decrease of $101.8 million in expenses for development of zuranolone, primarily due to expenses incurred during the year ended December 31, 2023 related to ongoing clinical trial costs that did not occur in 2024, and cost savings in 2024 resulting from the cancelation of excess purchase commitments for manufacturing as a result of the CRL received from the FDA related to the NDA for zuranolone for the treatment of MDD;
•
a decrease of $12.1 million in expenses for development of SAGE-324, primarily due to activities directed towards the conduct of two Phase 2 clinical trials which were initiated in late 2022, conducted throughout the year ended December 31, 2023, and were concluded during the year ended December 31, 2024, resulting in lower expense in 2024;
•
a decrease of $27.4 million in expenses for other research and development programs, primarily due to the pipeline prioritization cost saving initiatives of the 2024 Restructuring and 2023 Restructuring;
•
a decrease of $45.9 million in unallocated expenses, primarily due to the effects of a decreased headcount in 2024 and overhead cost savings initiatives resulting from the 2023 Restructuring;
•
a decrease of $5.9 million in stock-based compensation expenses, primarily due to the recognition of $2.5 million of expense for the achievement of one performance-based vesting criteria and probable achievement of another performance-based vesting criteria during the year ended December 31, 2024, as compared to $6.9 million of expense for the vesting of three performance-based vesting criteria during the year ended December 31, 2023 and decreased expense for time-based stock options and restricted stock units during the year ended December 31, 2024, as compared to the year ended December 31, 2023 as a result of lower headcount after the 2024 Restructuring; and
•
a decrease of $60.5 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the year ended December 31, 2024, the amount of net reimbursement was $1.3 million for zuranolone, $10.6 million for SAGE-324 and $3.8 million for costs that are reimbursable and included in unallocated expenses. For the year ended December 31, 2023, the amount of net reimbursement was $51.1 million for zuranolone, $16.3 million for SAGE-324 and $8.8 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement in 2024 compared to 2023 was the decrease in spending for zuranolone, primarily due to expenses related to the completion of ongoing clinical trials during the year ended December 31, 2023, and canceling excess purchase commitments for manufacturing as a result of the CRL received from the FDA related to the NDA for zuranolone for the treatment of MDD.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
Personnel-related	$88,325	$108,201	$(19,876)
Stock-based compensation	35,587	47,716	(12,129)
Professional fees	46,838	51,436	(4,598)
Other	34,789	50,675	(15,886)
Net reimbursement to Biogen	10,881	16,496	(5,615)
	$216,420	$274,524	$(58,104)

Selling, general and administrative expenses for the year ended December 31, 2024, were $216.4 million, compared to $274.5 million for the year ended December 31, 2023. The decrease of $58.1 million was primarily due to the following:

•
a decrease of $19.9 million in personnel-related costs, primarily due to the effects of a decreased headcount in 2024 resulting from the 2023 Restructuring;
•
a decrease of $12.1 million in non-cash stock-based compensation expense, primarily due to the recognition of $5.1 million of expense for the achievement of one performance-based vesting criteria and probable achievement of another performance-based vesting criteria during the year ended December 31, 2024, as compared to $18.1 million of expense for the vesting of three performance-based vesting criteria during the year ended December 31, 2023 for a decrease of $13.0 million. The decrease in performance-based stock-compensation expense was partially offset by a $0.9 million increase to time-based grants of stock options and restricted stock units during the year ended December 31, 2024 as compared to the year ended December 31, 2023;

•
a decrease of $4.6 million in professional fees, primarily due to a reduction in pre-launch readiness spend and decreased investment in commercial spend following the CRL received from the FDA related to the NDA for zuranolone for the treatment of MDD;
•
a decrease of $15.9 million in other fees, primarily due to the implementation of cost saving initiatives as part of the 2023 Restructuring; and
•
a decrease of $5.6 million in the net reimbursement to Biogen pursuant to the Biogen Collaboration Agreement. For the year ended December 31, 2024, the amount of net reimbursement from us to Biogen was $10.7 million for external costs and $0.2 million for personnel-related costs. For the year ended December 31, 2023, the amount of net reimbursement from us to Biogen was $16.4 million for external costs and $0.1 million for personnel-related costs. The primary reason for the decrease in net reimbursement was a decrease in the collaboration costs incurred by Biogen following the CRL received from the FDA related to the NDA for zuranolone for the treatment of MDD.

Restructuring

Restructuring expense for the years ended December 31, 2024 and 2023, was $21.9 and $33.4 million, respectively. The primary reason for the decrease in 2024 as compared to 2023 was the headcount reduction resulting from the 2024 Restructuring during the year ended December 31, 2024 was smaller as compared to the 2023 Restructuring during the year ended December 31, 2023.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the years ended December 31, 2024 and 2023, were $31.7 million and $38.4 million, respectively. The primary reason for the decrease in 2024 as compared to 2023 was the decrease in total balance of marketable securities during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our first product, ZULRESSO, in June 2019 for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE for the treatment of women with PPD in the U.S. in December 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of December 31, 2024, we had an accumulated deficit of $3.0 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. In January 2024, we received a $75.0 million milestone payment from Biogen as a result of the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023. From our inception through December 31, 2024, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

In September 2024, we entered into a Sales Agreement, or the ATM Sales Agreement, with TD Securities (USA) LLC, as sales agent, or TD Cowen, with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million, from time to time through TD Cowen. Upon our entry into the ATM Sales Agreement, we terminated our prior sales agreement with Cowen and Company, LLC, an affiliate of TD Cowen, dated November 7, 2023, or the Original Sales Agreement. At the time of such termination, $241.7 million out of an aggregate of $250.0 million of shares remained unsold under the Original Sales Agreement. During the year ended December 31, 2024, we did not sell any shares under the ATM Sales Agreement. During the year ended December 31, 2024, we sold an aggregate of 700,000 shares under the Original Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million. As of December 31, 2024, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

As of December 31, 2024, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $504.4 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(267,194)	$(540,585)
Investing activities	266,678	442,913
Financing activities	10,663	6,027
	$10,147	$(91,645)

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities primarily resulted from our net loss of $400.7 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, partially offset by changes in our operating assets and liabilities of $84.8 million and $48.7 million of non-cash items.

During the year ended December 31, 2023, net cash used in operating activities primarily resulted from our net loss of $541.5 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $67.4 million, partially offset by $68.3 million of non-cash items.

Investing Activities

During the years ended December 31, 2024 and 2023, net cash provided by investing activities was $266.7 million and $442.9 million, respectively. During the years ended December 31, 2024 and 2023, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the years ended December 31, 2024 and 2023, net cash provided by financing activities was $10.7 million and $6.0 million, respectively. The increase was primarily due to proceeds from the sale of shares of our common stock pursuant to the Original Sales Agreement in 2024, partially offset by a decrease in proceeds from purchases made under our employee stock purchase plan.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future as we commercialize ZURZUVAE, along with our collaboration partner Biogen, for the treatment of women with PPD in the U.S.; continue the development of our current and future product candidates, and seek regulatory approvals for those product candidates that are successfully developed; prepare for potential commercialization of any product candidates that are successfully developed and approved; and continue our efforts to identify and develop new product candidates beyond our current portfolio. We also expect to incur significant costs associated with general operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to ZURZUVAE and any other future products that are successfully developed and approved. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of December 31, 2024, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed.

Although we expect an overall decrease in our operating expenses in 2025 as compared to 2024 as a result of our pipeline prioritization and the anticipated cost savings from the 2024 Restructuring, we still expect to incur significant operating expenses, including in connection with our efforts to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. We expect these costs will include the expenses associated with: ongoing co-commercialization activities; conducting clinical trials of our other current and future product candidates; continuing certain research activities; pursuing potential business development activities; and pursuing our strategic plan.

Our current operating plan does not contemplate other activities that we may pursue or that all of our currently planned activities will proceed at the same pace, or that all of these activities will be fully initiated or completed during that time. We have based our estimates on assumptions that could change, such as the revenue that we expect to generate, or the clinical development costs we expect to incur, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we may use our available capital resources sooner than we currently expect and may need to adjust our plans accordingly. We may also choose to change or increase our development, commercialization or other efforts or incur significant unanticipated expenses. Because of the numerous risks and uncertainties associated with the development and commercialization of any product or product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete development of our current or future product candidates or to commercialize any approved product.

Our future capital requirements will depend on many factors, including:

•
our ability, with our collaborator Biogen, to successfully commercialize ZURZUVAE for the treatment of women with PPD in the U.S., and the timing and amount of costs associated with commercialization; the timing and amount of revenues from sales of ZURZUVAE; the level of reimbursement for ZURZUVAE both by commercial and government payors, and the nature of any potential limitations on coverage and reimbursement; and the degree of market acceptance of ZURZUVAE by healthcare professionals and women with PPD;
•
the impact of the 2024 Restructuring;
•
the impact of our decision to discontinue commercial availability of ZULRESSO in the U.S. as of December 31, 2024;
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
•
the ability of our product candidates to progress through development successfully and on the timelines we expect; the outcome of discussions with regulatory authorities on regulatory pathways with respect to our product candidates, including the number and length of clinical trials required to support regulatory approval; the timing, scope and outcome of regulatory filings and reviews and approvals of such product candidates, if we are successful in our development efforts; the scope and cost of any clinical trials or other commitments required post-approval for any approved products resulting from such development efforts, if successful; and the level, timing and amount of costs associated with permitted prelaunch activities and preparing for a potential future commercial launch of any such product candidate that is successfully developed and approved;
•
the impact of current and future products developed by third parties that may compete with our current or future marketed products;
•
the amounts we are entitled to receive, if any, from Biogen and Shionogi under our collaborations for profit-sharing, cost-sharing, development, regulatory, and sales milestones, and royalty payments;
•
the size of the markets for which our products are approved and in the indications we are pursuing or plan to study with our product candidates; the portion of the population in the approved indications for our products that are actually prescribed; and the rate and degree of market acceptance, pricing, and availability and level of reimbursement for our products and product candidates, if successfully developed and approved;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2024 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$15,414	$2,461	$6,035	$6,376	$542
Total(1)(2)	$15,414	$2,461	$6,035	$6,376	$542

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

(1)
We lease office space in one multi-tenant building in Cambridge, Massachusetts, consisting, as of December 31, 2024, of 30,567 square feet, under an operating lease which commenced in August 2024 and which will expire on February 28, 2030. The minimum lease payments in the table do not include related common area maintenance costs or real estate taxes, because those costs are variable.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $504.4 million as of December 31, 2024. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Operating Officer, who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Arrangements

In connection with Gregory Shiferman’s appointment as an executive officer on November 1, 2024, Mr. Shiferman’s durable sale instruction pertaining to eligible sell-to-cover transactions (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) in connection with his restricted stock unit (“RSU”) and performance restricted stock unit (“PSU”) awards terminated automatically in accordance with its terms, and his RSU and PSU award agreements were amended to replace their sell-to-cover provisions with share-withholding provisions in accordance with our standard practice to require share withholding for all RSUs and PSUs held by our executive officers.

Other than as set forth above, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in “Election of Directors” and “Corporate Governance” in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics, which we call Our Values Code, that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The current version of Our Values Code, as may be amended from time to time, is available on our website at http://investor.sagerx.com/corporate-governance. A copy of Our Values Code may also be obtained, free of charge, upon a request directed to: Sage Therapeutics, Inc., 55 Cambridge Parkway, Cambridge, Massachusetts 02142, Attention: SVP, General Counsel. We intend to disclose any amendment or waiver of a provision of Our Values Code that applies to our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions, by posting such information on our website (available at www.sagerx.com) and/or in our public filings with the Securities and Exchange Commission.

Insider Trading Policy. We have adopted an Insider Trading Policy, as amended and restated on June 15, 2023, or the Insider Trading Policy, governing the purchase, sale and/or other dispositions of our securities by directors, officers, and employees. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in “Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” but exclusive of any information contained under the heading “Pay Versus Performance” in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in “Ratification of Appointment of Auditors” in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sage Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sage Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Research and Development Costs

As described in Notes 2 and 5 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development costs amounted to $19.8 million as of December 31, 2024, which include accruals for these estimated ongoing research and development costs. Any accrual estimates are based on a number of factors, including management’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

February 11, 2025

We have served as the Company’s auditor since 2013.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$81,021	$70,992
Marketable securities	423,397	682,192
Prepaid expenses and other current assets	17,749	31,825
Collaboration receivable - related party	9,134	83,009
Restricted cash	—	1,332
Total current assets	531,301	869,350
Property and equipment, net	890	1,921
Restricted cash	1,450	—
Right-of-use operating asset	10,753	4,458
Other long-term assets	2,828	6,548
Total assets	$547,222	$882,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,699	$10,318
Accrued expenses	57,598	67,264
Operating lease liability, current portion	1,318	5,165
Total current liabilities	71,615	82,747
Operating lease liability, net of current portion	10,518	—
Total liabilities	82,133	82,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at December 31, 2024 and 2023; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at December 31, 2024 and 2023; 61,359,242 and 60,046,676 shares issued at December 31, 2024 and 2023, respectively; 61,356,209 and 60,043,643 shares outstanding at December 31, 2024 and 2023, respectively	6	6
Treasury stock, at cost, 3,033 shares at December 31, 2024 and 2023	(400)	(400)
Additional paid-in capital	3,435,564	3,370,397
Accumulated deficit	(2,970,325)	(2,569,659)
Accumulated other comprehensive income (loss)	244	(814)
Total stockholders’ equity	465,089	799,530
Total liabilities and stockholders’ equity	$547,222	$882,277

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Product revenue, net	$3,574	$10,454	$7,686
License and milestone revenue - related party	—	75,000	—
Collaboration revenue - related party	36,087	824	—
Other collaboration revenue(1)	1,582	177	—
Total revenues	41,243	86,455	7,686
Operating costs and expenses:
Cost of revenues	9,444	2,159	813
Research and development	225,895	356,235	326,163
Selling, general and administrative	216,420	274,524	227,699
Restructuring	21,854	33,386	—
Total operating costs and expenses	473,613	666,304	554,675
Loss from operations	(432,370)	(579,849)	(546,989)
Interest income, net	31,675	38,743	14,190
Other income (expense), net	29	(383)	15
Net loss	$(400,666)	$(541,489)	$(532,784)
Net loss per share—basic and diluted	$(6.59)	$(9.05)	$(8.98)
Weighted average number of common shares outstanding—basic and diluted	60,765,913	59,836,441	59,306,094
Comprehensive loss:
Net loss	$(400,666)	$(541,489)	$(532,784)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	1,058	9,392	(7,546)
Total comprehensive loss	$(399,608)	$(532,097)	$(540,330)

(1) Includes related-party amounts of $947 for the year ended December 31, 2024, and no related-party amounts for the years ended December 31, 2023 and 2022 (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	58,937,050	$6	3,033	$(400)	$3,227,471	$(2,660)	$(1,495,386)	$1,729,031
Issuance of common stock from exercises of stock options	150,045	—	—	—	1,037	—	—	1,037
Issuance of common stock under the employee stock purchase plan	57,239	—	—	—	2,346	—	—	2,346
Vesting of restricted stock units, net of employee tax obligations	364,791	—	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	—	—	60,558	—	—	60,558
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(7,546)	—	(7,546)
Net loss	—	—	—	—	—	—	(532,784)	(532,784)
Balances at December 31, 2022	59,509,125	6	3,033	(400)	3,291,369	(10,206)	(2,028,170)	1,252,599
Issuance of common stock from exercises of stock options	72,090	—	—	—	1,293	—	—	1,293
Issuance of common stock under the employee stock purchase plan	164,043	—	—	—	6,519	—	—	6,519
Vesting of restricted stock units, net of employee tax obligations	298,385	—	—	—	(903)	—	—	(903)
Stock-based compensation expense	—	—	—	—	72,119	—	—	72,119
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	9,392	—	9,392
Net loss	—	—	—	—	—	—	(541,489)	(541,489)
Balances at December 31, 2023	60,043,643	6	3,033	(400)	3,370,397	(814)	(2,569,659)	799,530
Issuance of common stock from exercises of stock options	10,062	—	—	—	78	—	—	78
Issuance of common stock under the employee stock purchase plan	216,886	—	—	—	2,941	—	—	2,941
Vesting of restricted stock units, net of employee tax obligations	385,618	—	—	—	(403)	—	—	(403)
Stock-based compensation expense	—	—	—	—	54,504	—	—	54,504
Issuance of common stock upon public offering, net of issuance costs	700,000	—	—	—	8,047	—	—	8,047
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	1,058	—	1,058
Net loss	—	—	—	—	—	—	(400,666)	(400,666)
Balances at December 31, 2024	61,356,209	$6	3,033	$(400)	$3,435,564	$244	$(2,970,325)	$465,089

The accompanying notes are an integral part of these consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(400,666)	$(541,489)	$(532,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	54,504	73,367	61,602
Premium on marketable securities	(344)	(132)	(1,500)
Amortization of (discount) premium on marketable securities	(6,481)	(6,340)	5,853
Depreciation expense	1,031	1,393	1,122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,076	19,001	(10,985)
Collaboration receivable - related party	73,875	(69,349)	4,846
Other long-term assets	3,720	(1,778)	(519)
Right-of-use operating asset	5,302	6,074	5,577
Operating lease liabilities, current	(3,847)	(2,478)	175
Operating lease liabilities, non-current	(1,079)	(4,491)	(6,473)
Accounts payable	2,381	(8,495)	8,433
Accrued expenses and other liabilities	(9,666)	(5,868)	4,617
Net cash used in operating activities	(267,194)	(540,585)	(460,036)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	717,635	1,038,136	1,207,407
Purchases of marketable securities	(450,957)	(594,670)	(881,037)
Purchases of property and equipment	—	(553)	(937)
Net cash provided by investing activities	266,678	442,913	325,433
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	3,019	6,930	3,113
Payments of offering costs	(117)	—	—
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	8,164	—	—
Payment of employee tax obligations related to vesting of restricted stock units	(403)	(903)	(43)
Net cash provided by financing activities	10,663	6,027	3,070
Net increase (decrease) in cash, cash equivalents and restricted cash	10,147	(91,645)	(131,533)
Cash, cash equivalents, and restricted cash at beginning of period	72,324	163,969	295,502
Cash, cash equivalents, and restricted cash at end of period	$82,471	$72,324	$163,969
Supplemental disclosure of non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,597	$—	$—
Purchases of property and equipment included in accounts payable	$—	$—	$137
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	81,021	70,992	162,700
Restricted cash	1,450	1,332	1,269
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$82,471	$72,324	$163,969

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

The Company’s product ZULRESSO® (brexanolone) CIV injection is currently approved in the U.S. for the treatment of PPD in individuals 15 years old and older and was launched commercially in the U.S. in June 2019. ZULRESSO may only be administered in qualified, medically-supervised healthcare settings. The Company discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024. The Company supported scheduled ZULRESSO infusions through the end of 2024. As a result of the decision to discontinue ZULRESSO commercial availability, during the year ended December 31, 2024, the Company incurred $5.4 million of incremental cost related to impairment of intangible assets, excess inventory write-off, prepaid and other current assets accelerated amortization, and accrued termination costs.

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

In October 2024, the Company executed a plan to reorganize its business operations, including a reduction of approximately 33% of the Company’s total workforce and approximately 55% of the Company’s research and development workforce. See Note 14, Restructuring, for further details.

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

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen Inc. (“Biogen”) (the “Biogen Collaboration Agreement”). As of December 31, 2024, the Company had an accumulated deficit of $3.0 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these consolidated financial statements. At some point after that time, the Company anticipates it will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek to raise additional capital if market conditions are favorable or in light of other strategic considerations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2024, cash equivalents were comprised of money market funds, U.S. government securities, and U.S. commercial paper. As of December 31, 2023, cash equivalents were comprised of money market funds and U.S. government securities.

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

Accounts Receivable

The Company’s trade accounts receivable consist of amounts due from specialty distributors and specialty pharmacies that have been certified under a Risk Evaluation and Mitigation Strategy program in the U.S. related to sales of ZULRESSO and have standard payment terms that generally require payment within 30 to 90 days from the invoice date. The Company monitors the financial performance and creditworthiness of customers so that it can properly assess and respond to changes in their credit profiles. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for bad debts against the trade account receivables, when appropriate. As of December 31, 2024 and 2023, trade accounts receivable were $0.4 million and $1.4 million, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2024, the Company has not provided any allowance for bad debts against the trade accounts receivable.

Inventory

Prior to the initial date that regulatory approval is received for a product candidate of the Company, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive loss in the period incurred.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs may include purchases of raw materials, third-party contract manufacturing services, third-party packaging services, salary related expenses, overhead costs, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes, after approval of the product by the FDA, are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of revenues in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company did not have any capitalized inventory on hand. As of December 31, 2023, inventory was $1.5 million, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the year ended December 31, 2024, the Company recorded $2.2 million of impairment losses on long-lived assets as a result of discontinuing the commercial availability of ZULRESSO. During the year ended December 31, 2023, the Company did not record any impairment losses on long-lived assets.

Cost of Revenues

Cost of revenues includes direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party contract manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for additional information, refer to Note 7, Collaboration Agreements). Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. Prior to receiving FDA approval of ZULRESSO in March 2019 and ZURZUVAE in August 2023, the Company manufactured inventory in preparation for launch. As a result, certain manufacturing costs associated with revenues were expensed prior to FDA approval and, therefore, a portion of such costs are not included in cost of revenues during the years ended December 31, 2024, 2023, and 2022.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for grants under our equity incentive plans and employee stock purchase plan. The Company accounts for all stock-based awards granted to employees at their fair value and recognize compensation expense over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates of fair values of stock options as of the grant date. The Company calculates the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards, the expected term of stock options and the expected forfeiture rate. The fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant.

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

The Company reported a net loss for the years ended December 31, 2024, 2023 and 2022.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains accounts for all cash and cash equivalents at accredited financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s marketable securities, which primarily consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment, defines allowable investments, and requires all investments held by the Company to minimum credit rating standards, thereby reducing credit risk exposure. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

The Company’s cash equivalents and marketable securities at December 31, 2024 and 2023 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the consolidated balance sheets for the collaboration receivable – related party, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2024 and 2023, respectively.

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

Product Revenue, Net

Until the discontinuation of commercial availability of ZULRESSO as of December 31, 2024, the Company generated product revenue from the sale of ZULRESSO to a limited number of specialty distributors and specialty pharmacy providers in the U.S. The Company recognized product revenue, net of variable consideration related to certain allowances and accruals that are determined using the expected value method, in its consolidated financial statements at the point in time when control transfers to the customer, which was typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for ZULRESSO was to deliver the product to the location specified by the customer’s order.

The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its consolidated statements of operations and comprehensive loss. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at December 31, 2024, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities at December 31, 2024, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2024 and 2023, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of drug product for Shionogi’s clinical trials. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement, milestone payments and the Company’s share of ZURZUVAE revenues under the elements of the arrangement accounted for under ASC Topic 808, Collaborative Arrangements (“Topic 808”). For additional information, see the Collaborative Arrangements section below and refer to Note 7, Collaboration Agreements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07, effective December 31, 2024, in these consolidated financial statements. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 15, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09 on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. The amendments are intended to address investors’ requests for income statement expense disclosures that provide more information to help them better understand the components of an entity’s expenses, make their own judgments about the entity’s performance, and more accurately forecast expenses, and enable investors to better assess an entity’s prospects for future cash flows. It will also provide contextual information for an entity’s presentation and consideration of management’s discussion and analysis of financial position and results of operations. The guidance is effective for all entities for annual periods beginning after December 15, 2026. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2024-03 on the consolidated financial statements and related disclosures.

3.
Fair Value Measurements

The Company’s cash equivalents are classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2024 and 2023.

The following tables summarize the Company’s cash equivalents and marketable securities as of December 31, 2024 and 2023:

	December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$73,845	$73,845	$—	$—
U.S. government securities	5,397	—	5,397	—
U.S. commercial paper	997	—	997	—
Total cash equivalents	80,239	73,845	6,394	—
Marketable securities:
U.S. government securities	36,457	—	36,457	—
U.S. corporate bonds	269,013	—	269,013	—
International corporate bonds	52,461	—	52,461	—
U.S. commercial paper	30,373	—	30,373	—
International commercial paper	24,144	—	24,144	—
U.S. certificates of deposit	900	—	900	—
U.S. municipal securities	10,049	—	10,049	—
Total marketable securities	423,397	—	423,397	—
	$503,636	$73,845	$429,791	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$59,852	$59,852	$—	$—
U.S. government securities	8,695	—	8,695	—
Total cash equivalents	68,547	59,852	8,695	—
Marketable securities:
U.S. government securities	166,925	—	166,925	—
U.S. corporate bonds	210,198	—	210,198	—
International corporate bonds	97,675	—	97,675	—
U.S. commercial paper	23,370	—	23,370	—
International commercial paper	46,900	—	46,900	—
U.S. certificates of deposit	8,830	—	8,830	—
U.S. municipal securities	128,294	—	128,294	—
Total marketable securities	682,192	—	682,192	—
	$750,739	$59,852	$690,887	$—

During the years ended December 31, 2024 and 2023, there were no transfers among the Level 1, Level 2 and Level 3 categories.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale securities by major security type, including gross unrealized gains and losses and credit losses, as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$36,444	$18	$(5)	$—	$36,457
U.S. corporate bonds	268,841	305	(133)	—	269,013
International corporate bonds	52,411	65	(15)	—	52,461
U.S. commercial paper	30,373	—	—	—	30,373
International commercial paper	24,144	—	—	—	24,144
U.S. certificates of deposit	900	—	—	—	900
U.S. municipal securities	10,040	9	—	—	10,049
	$423,153	$397	$(153)	$—	$423,397

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$167,165	$107	$(347)	$—	$166,925
U.S. corporate bonds	210,491	191	(484)	—	210,198
International corporate bonds	97,698	99	(122)	—	97,675
U.S. commercial paper	23,360	11	(1)	—	23,370
International commercial paper	46,935	3	(38)	—	46,900
U.S. certificates of deposit	8,830	—	—	—	8,830
U.S. municipal securities	128,527	26	(259)	—	128,294
	$683,006	$437	$(1,251)	$—	$682,192

As of December 31, 2024 and 2023, the Company had $3.4 million and $4.2 million, respectively, of accrued interest receivable relating to the Company’s available-for-sale securities which is included within prepaid expenses and other current assets in the accompanying consolidated balance sheets. No accrued interest receivable was written off during years ended December 31, 2024, 2023, and 2022. Realized gains or losses were immaterial for the years ended December 31, 2024, 2023, and 2022.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of December 31, 2024 and 2023:

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$11,032	$(5)	$—	$—	$11,032	$(5)
U.S. corporate bonds	83,946	(129)	10,197	(4)	94,143	(133)
International corporate bonds	7,312	(15)	—	—	7,312	(15)
	$102,290	$(149)	$10,197	$(4)	$112,487	$(153)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$52,521	$(96)	$41,911	$(251)	$94,432	$(347)
U.S. corporate bonds	111,901	(246)	43,851	(238)	155,752	(484)
International corporate bonds	43,708	(87)	6,014	(35)	49,722	(122)
U.S. commercial paper	7,848	(1)	—	—	7,848	(1)
International commercial paper	37,300	(38)	—	—	37,300	(38)
U.S. municipal securities	90,095	(143)	31,345	(116)	121,440	(259)
	$343,373	$(611)	$123,121	$(640)	$466,494	$(1,251)

As of December 31, 2024 and 2023, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, international corporate bonds, and U.S. municipal securities were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. corporate bonds and international corporate bonds with a fair value of $30.7 million that had maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2024 and 2023.

5. Balance Sheet Components

Property and Equipment, net

The following table summarizes property and equipment, net, as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Computer hardware and software	$852	$2,114
Furniture and equipment	822	1,786
Leasehold improvements	—	5,509
	1,674	9,409
Less: Accumulated depreciation	(784)	(7,488)
	$890	$1,921

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $1.0 million, $1.4 million, and $1.1 million, respectively.

The useful life for computer hardware and software is three years, furniture and equipment is five years, and leasehold improvements is the lesser of the useful life or the term of the respective lease.

Accrued Expenses

The following table summarizes accrued expenses as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
	(in thousands)
Accrued research and development costs	$19,758	$26,040
Restructuring	15,307	10,589
Employee-related	14,840	21,339
Professional services	7,114	8,589
Other	579	707
	$57,598	$67,264

As of December 31, 2024 and 2023, accrued research and development costs includes $0.4 and $4.3 million, respectively, of accrued expenses related to canceling excess purchase commitments for manufacturing as a result of the complete response letter (“CRL”) received in August 2023 from the FDA related to the New Drug Application (“NDA”) for zuranolone for the treatment of major depressive disorder (“MDD”). During the year ended December 31, 2023, $28.9 million of expenses related to the cancelation of excess purchase commitments were recorded as research and development expense in the consolidated statements of operations and comprehensive loss, net of amounts subject to reimbursement under the Biogen Collaboration Agreement of $14.5 million.

6. Leases, Commitments and Contingencies

Operating Leases

The Company leases office space and certain equipment. All of the leases recorded on the consolidated balance sheets are operating leases. The Company’s leases have remaining lease terms ranging from less than one year to approximately five years. Some of the leases include options to extend the leases for up to five years. These options were not included for the purpose of determining the right-of-use assets and associated lease liabilities as the Company determined that the renewal of these leases is not reasonably certain so only the original lease term was taken into consideration. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

During the fiscal years ended December 31, 2024, 2023, and 2022, the Company leased office space in three multi-tenant buildings in Cambridge, Massachusetts, consisting of 63,017 square feet in the first building, under an operating lease that expired on August 31, 2024; 40,419 square feet in the second building, under an operating lease that expired on August 31, 2024; and 30,567 square feet in the third building, under an operating lease that commenced in August 2024 that will expire on February 28, 2030; and in a multi-tenant building in Raleigh, North Carolina, consisting of 15,525 square feet under an operating lease that expired on November 30, 2024.

In January 2024, the Company entered into the lease agreement (the “New Lease”) for office space in a multi-tenant building in Cambridge, Massachusetts (the “New Premises”). The accounting lease commencement in accordance with ASC 842, Leases, occurred on August 2, 2024, and the Company recorded a total associated right-of-use asset of $11.6 million and the corresponding lease liability of $10.0 million. This includes a reclassification of $1.5 million from prepaid expenses and other current assets to right-of-use asset related to build out costs which were determined to be owned by the lessor. The contractual term of the New Lease commenced on September 1, 2024 (the “Term Commencement Date”), which is the date the Company relocated its headquarters to the New Premises. The Company’s obligation for the payment of rent for the New Premises begins six months after the Term Commencement Date (the “Rent Commencement Date”). The New Lease has an initial term of approximately sixty-six months, measured from the Term Commencement Date (the “New Lease Term”). The Company has the option to extend the New Lease one time for an additional five-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the New Lease Term in February 2030.

In connection with its entry into the New Lease, and as a security deposit, the Company has provided the Landlord a letter of credit in the amount of approximately $1.4 million, classified within long-term restricted cash on the consolidated balance sheets, which the Company and the Landlord have agreed may be reduced to approximately $1.2 million following the third anniversary of the Rent Commencement Date, provided that no event of default by the Company has occurred. The Landlord has the right to terminate the New Lease upon customary events of default.

During the year ended December 31, 2021, the Company entered into a sublease for a portion of the leased office space in the second multi-tenant building in Cambridge, Massachusetts, which was terminated effective April 5, 2024.

The following table shows the amounts of operating leases in the balance sheets as of December 31, 2024 and 2023:

		December 31,
Balance sheet location	Balance sheet caption	2024	2023
		(in thousands)
Assets
Right-of-use operating asset	Right-of-use operating asset	$10,753	$4,458

Liabilities
Current operating lease liabilities	Operating lease liability, current portion	1,318	5,165
Long-term operating lease liabilities	Operating lease liability, net of current portion	10,518	—
		$11,836	$5,165

The following table shows the amounts of lease expense by lease type that was recognized during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$5,972	$6,748	$6,748
Variable lease cost	1,454	1,957	1,846
Short-term lease cost	20	20	206
Sublease income	—	(434)	(421)
	$7,446	$8,291	$8,379

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases as expense on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The minimum lease payments are expected to be as follows:

Years Ending December 31,	(In thousands)
2025	$2,461
2026	2,976
2027	3,059
2028	3,144
2029	3,232
Thereafter	542
Total lease payments	15,414
Less imputed interest	(3,578)
Present value of operating lease liabilities	$11,836

The following table shows the weighted average remaining lease term and weighted average discount rate of the operating leases:

	Year ended December 31,
	2024	2023
Weighted average remaining lease term in years	5.17	0.69
Weighted average discount rate	10.0%	7.5%

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

The following table shows the supplemental disclosure of cash flow information related to the operating leases included in cash flows used by operating activities in the consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,958	$7,643	$7,468

Right-of-use assets obtained in exchange for operating lease obligations:	$11,597	$—	$—

Legal Proceedings

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against the Company and individuals, Barry E. Greene and Kimi Iguchi (the “Securities Class Action”). The complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased Sage stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. The Company denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

On October 16, 2024, the Company received a subpoena from the Enforcement Division of the SEC requesting documents and information related to the Company’s NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information. The Company is cooperating with the SEC and intends to continue to provide information responsive to the SEC’s requests.

At this time, the Company is unable to predict the outcome of the Securities Class Action or the SEC investigation or reasonably estimate a range of possible losses.

On January 16, 2025, the Company commenced litigation against Biogen in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. In its complaint, the Company alleges that Biogen breached the standstill provision in the stock purchase agreement it entered into with Biogen on November 27, 2020 (the “Biogen Stock Purchase Agreement”), by making an unsolicited acquisition proposal and related public disclosures. On this basis, the Company also sought a temporary restraining order enjoining Biogen from future breaches of the standstill provision. At a hearing held on January 28, 2025, the Court granted the Company’s motion for a temporary restraining order against Biogen MA Inc., and entered an implementing order on January 30, 2025 (the “TRO Order”). Pursuant to the TRO Order, unless consented to by the Company in writing or otherwise ordered by the court, Biogen MA Inc. and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the Biogen Stock Purchase Agreement’s contractual prohibitions against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal. Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to this matter. The Company intends to continue to vigorously pursue its claims against Biogen, but the Company is unable to predict the outcome of the litigation at this time.

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

Under the terms of the collaboration and license agreement, Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in the Shionogi Territory and would be responsible for commercialization of zuranolone in the Shionogi Territory, if zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company was originally eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments originally included up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The potential future milestone payments for achievement of specified regulatory milestones was reduced to $55.0 million upon failure to received FDA approval of zuranolone for the treatment of MDD in the U.S. prior to December 31, 2023. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi Territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi Territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, $0.6 million and $0.2 million, respectively, of collaboration revenue was recognized from the Company’s agreement with Shionogi. During the year ended December 31, 2022, no collaboration revenue was recognized from the Company’s agreement with Shionogi.

The Company completed the evaluation of the SSP of each of the performance obligations and determined that the SSP of the license performance obligation was $90.0 million. The Company recognized the transaction price allocated to the license performance obligation of $90.0 million as revenue during the quarter upon delivery of the license to Shionogi and resulting ability of Shionogi to use and benefit from the license, which was in the three months ended June 30, 2018. The remaining transaction price related to the performance obligation for the supply of certain clinical material is not significant. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Biogen

In November 2020, the Company entered into the Biogen Collaboration Agreement to jointly develop and commercialize SAGE-217 products and SAGE-324 products. Concurrently, the Company also entered into the Biogen Stock Purchase Agreement, under which BIMA purchased shares of the Company’s common stock. The Biogen Collaboration Agreement became effective on December 28, 2020 (the “Effective Date”).

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

The Company was initially eligible to receive additional payments of up to $1.6 billion from Biogen if certain regulatory and commercial milestones were achieved. The potential future milestone payments for SAGE-217 products included up to $475.0 million for the achievement of specified regulatory and commercial milestones, including a milestone payment of $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and, if approved, a milestone payment of $150.0 million for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S., and up to $300.0 million for the achievement of specified net sales milestones. In the fourth quarter of 2023, the Company achieved the $75.0 million milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. Because the Company and Biogen have agreed not to pursue further development of zuranolone for the treatment of MDD in the U.S., the Company will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S.

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

In the fourth quarter of 2023, the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the fourth quarter of the year ended December 31, 2023. Payment of the $75.0 million milestone was received in January 2024. During the years ended December 31, 2024 and 2022, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

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

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as collaboration revenue - related party. Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenue and costs are accounted for as an increase to collaboration revenue, an increase to or reduction of cost of revenues, research and development expenses, or selling, general and administrative expenses, in the consolidated statements of operations and comprehensive loss, depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement accounted for under Topic 808, including activities associated with the sale of ZURZUVAE in the U.S., as well as costs during the periods related to the development of SAGE-217 products and SAGE-324 products, as reflected in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Collaboration revenue - related party	$36,087	$824	$—
Cost of revenues	5,428	504	—
Research and development expenses	20,617	94,325	86,028
Selling, general and administrative expenses	58,950	89,599	51,870

The revenue, cost and expense categories in the table above reflects the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Collaboration revenue - related party	$(36,087)	$(824)	$—
Cost of revenues	(2,723)	504	—
Research and development expenses	(15,680)	(76,208)	(73,227)
Selling, general and administrative expenses	10,881	16,496	(2,230)

As of December 31, 2024, the Company recorded a collaboration receivable – related party of $9.1 million, representing net reimbursement for amounts due for the three months ended December 31, 2024. As of December 31, 2023, the Company recorded a collaboration receivable – related party of $83.0 million, consisting of $8.0 million of net reimbursement for amounts due for the three months ended December 31, 2023 and the $75.0 million milestone achieved.

During the year ended December 31, 2024, no payments were made to Biogen and the Company received $118.1 million from Biogen for the amounts due for the three months ended December 31, 2023 and the nine months ended September 30, 2024. During the year ended December 31, 2023, no payments were made to Biogen and the Company received $65.7 million from Biogen for the amounts due for the three months ended December 31, 2022 and the nine months ended September 30, 2023. During the year ended December 31, 2022, no payments were made to Biogen and the

Company received $80.3 million from Biogen for the amounts due for the three months ended December 31, 2021 and the nine months ended September 30, 2022.

During the year ended December 31, 2024, the Company recorded $0.9 million of other collaboration revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the years ended December 31, 2023 and 2022, no other collaboration revenue was recognized related to the Biogen Collaboration Agreement.

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

8. Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized, without action by the stockholders, to designate and issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The Board can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. The Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2024 and 2023, the Company had no shares of preferred stock issued or outstanding and preferred stock is classified within stockholders’ equity.

9. Common Stock

As of December 31, 2024 and 2023, the Company authorized 120,000,000 shares of common stock with a par value of $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of December 31, 2024 and 2023, no dividends have been declared.

As of December 31, 2024, the Company had received 3,033 shares of the Company’s common stock from a then-employee as consideration for exercises of stock options. The total cost of shares held in treasury at December 31, 2024 was $0.4 million.

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

Upon delivery of a placement notice, and subject to the terms and conditions of the ATM Sales Agreement, TD Cowen may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the ATM Sales Agreement, but the Company has no obligation to sell any of the Shares in the ATM Offering.

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

During the year ended December 31, 2024 the Company sold an aggregate of 700,000 shares under the Original Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million. During the year ended December 31, 2023, the Company did not sell any shares under the Original Sales Agreement.

During the year ended December 31, 2024, the Company did not sell any shares under the ATM Sales Agreement. As of December 31, 2024, $250.0 million of shares remain available for issuance and sale under the ATM Sales Agreement.

10. Stock-Based Compensation

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

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Stock options granted by the Company that are not performance-based are considered time-based because they vest based on the continued service of the grantee with the Company during a specified period following grant. These awards, when granted to employees, generally vest ratably over four years, with 25% vesting at the one-year anniversary, and generally expire 10 years after the date of grant.

As of December 31, 2024, the total number of shares underlying outstanding awards under the 2024 Plan, the 2014 Plan and the 2016 Plan was 8,758,214 and the total number of shares available for future issuance under the 2024 Plan was 7,490,967 shares.

On July 2, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board. The ESPP became effective upon the completion of the IPO. A total of 282,000 shares of common stock were authorized for issuance under the ESPP. On June 16, 2022, the Company’s stockholders approved an amendment to the ESPP to add 300,000 shares of common stock to the ESPP. On June 16, 2023, the Company’s stockholders approved an amendment to the ESPP to add 500,000 shares of common stock to the ESPP. As amended, a total of 1,082,000 shares of common stock have been authorized for issuance under the ESPP. As of December 31, 2024, 662,806 shares have been issued and 419,194 shares are available for future issuance under the ESPP.

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

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,088,394	$34.27
Granted	1,338,925	$22.76
Vested	(430,704)	$26.32
Forfeited	(996,225)	$34.99
Outstanding as of December 31, 2024	3,000,390	$30.04

Time-based restricted stock units

During the years ended December 31, 2024 and 2023, the Company granted 938,470 and 1,734,717 time-based restricted stock units, respectively, to its employees and consultants. During the year ended December 31, 2022, the Company did not grant any time-based restricted stock units.

During the years ended December 31, 2024, 2023 and 2022 there were 272,844, 51,851, and 366,014 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the years ended December 31, 2024, 2023 and 2022 was $2.8 million, $1.8 million, and $12.4 million, respectively.

At December 31, 2024, 1,788,137 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $13.8 million, which is expected to be recognized over the remaining weighted average vesting period of 1.43 years.

Performance restricted stock units

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

During the year ended December 31, 2024, the Company granted 400,455 performance restricted stock units to its employees. The majority of these performance restricted stock units vest upon the achievement of certain commercial milestones. Certain performance restricted stock units vest upon the Company reaching specified measures of total stockholder return.

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

During the year ended December 31, 2024, the criteria for one vesting milestone for outstanding performance restricted stock units was considered probable. The Company recognized stock-based compensation expense related to the probable vesting of this performance restricted stock unit of $4.0 million. There remains an estimated $0.4 million of expense to be recognized as of December 31, 2024.

As of December 31, 2023 and 2022, for performance restricted stock units that were outstanding, and other than performance restricted stock units for which vesting is tied to total stockholder return, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded $0.8 million and $0.7 million, respectively, of stock-based compensation expense related to performance restricted stock units for which vesting is tied to total stockholder return.

No performance restricted stock units vested during the year ended December 31, 2022.

During the year ended December 31, 2023, the criteria for three vesting milestones for outstanding performance restricted stock units were achieved. The total fair value of the performance restricted stock units that vested upon achievement of these milestones was $9.6 million at vesting date, and the Company recognized stock-based compensation expense related to the vesting of these performance restricted stock units of $14.3 million.

During the year ended December 31, 2024, the criteria for one vesting milestone for outstanding performance restricted stock units were achieved. The total fair value of the performance restricted stock units that vested upon achievement of this milestone was $1.4 million at vesting date, and the Company recognized stock-based compensation expense related to the vesting of these performance restricted stock units of $3.6 million.

At December 31, 2024, 1,212,253 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $42.9 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,118,041	$76.02	5.66	$475
Granted	2,275,745	$21.08
Exercised	(10,062)	$7.69
Forfeited	(4,563,788)	$79.14
Expired	(62,112)	$24.09
Outstanding as of December 31, 2024	5,757,824	$52.52	5.34	$—
Vested and expected to vest as of December 31, 2024	5,129,145	$50.56	5.17	$—
Exercisable as of December 31, 2024	4,014,487	$58.04	4.42	$—

As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $24.1 million, which is expected to be recognized over the remaining weighted average vesting period of 3.18 years.

The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.1 million, $1.9 million and $4.4 million, respectively.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of December 31, 2024, 2023 and 2022, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the years ended December 31, 2024 and 2022, no milestones were achieved under performance-based stock options.

During the year ended December 31, 2023, the criteria for one regulatory development milestone was achieved under performance-based stock options granted in connection with the hiring of its chief executive officer. During the year ended December 31, 2023, the Company recognized stock-based compensation expense related to this milestone of $10.7 million.

As of December 31, 2024, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development	$18,885	$24,813	$25,888
Selling, general and administrative	35,587	47,716	35,714
Restructuring	32	838	—
	$54,504	$73,367	$61,602

The stock-based compensation expense of $32 thousand is related to the restructuring during the year ended December 31, 2024 and represents the incremental amount related to modifying the exercise period for outstanding, vested stock option grants that had been granted to employees whose employment was terminated in the restructuring. The expense was recorded within the restructuring expenses on the consolidated statements of operations and comprehensive loss.

The stock-based compensation expense of $0.8 million is related to the restructuring during the year ended December 31, 2023 and represents the incremental amount related to modifying the exercise period for outstanding, vested stock option grants that had been granted to employees whose employment was terminated in the restructuring. The expense was recorded within the restructuring expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes stock-based compensation expense by award type recognized during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	$26,609	$47,695	$54,971
Restricted stock units	27,058	24,424	5,587
Employee stock purchase plan	837	1,248	1,044
	$54,504	$73,367	$61,602

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the years ended December 31, 2024, 2023, and 2022 was $14.23, $29.53 and $25.96, respectively.

The fair value of each stock option granted under the Company’s equity plans has been calculated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	0%	0%	0%
Expected volatility	76%	72%	73%
Risk-free interest rate	4.24%	3.85%	2.49%
Expected term	6.01 years	6.01 years	6.03 years

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical terminations. For the years ended December 31, 2024, 2023, and 2022, the weighted-average forfeiture rates were 15.1%, 16.6% and 19.2%, respectively.

11. Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(400,666)	$(541,489)	$(532,784)
Denominator:
Weighted average common stock outstanding - basic and diluted	60,765,913	59,836,441	59,306,094
Net loss per share - basic and diluted	$(6.59)	$(9.05)	$(8.98)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Stock options	5,302,824	7,663,041	7,138,350
Restricted stock units	1,788,137	1,662,363	160,403
Employee stock purchase plan	52,436	61,402	76,105
	7,143,397	9,386,806	7,374,858

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of potential dilutive securities above.

12. Income Taxes

Loss before income tax expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(401,549)	$(541,656)	$(532,539)
Foreign	883	167	(245)
	$(400,666)	$(541,489)	$(532,784)

There is no current or deferred provision for income taxes because the Company has historically incurred and utilized operating losses prior to the year ended December 31, 2024. As of December 31, 2024, the Company continues to maintain a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

A reconciliation of the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax due at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal	1.9	4.1	1.8
Stock-based compensation	(10.2)	(1.7)	(1.9)
Federal and state tax credits	2.9	2.4	2.1
Change in valuation allowance	(15.4)	(26.2)	(23.0)
Other	(0.2)	0.4	—
	0.0%	0.0%	0.0%

For the year ended December 31, 2024, the impact from stock-based compensation on the Company’s effective tax rate was primarily caused by cancellations of vested non-qualified stock options.

Significant components of the Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(in thousands)
Net operating losses	$490,891	$428,785
Tax credits	145,113	133,602
Capitalized research and development expenses	128,001	110,690
Stock-based compensation	23,967	53,860
Accrued expenses	5,491	7,018
Depreciation and amortization	1,914	1,456
Lease liability	2,748	1,207
Right of use asset	(2,497)	(1,042)
Other	1,090	(382)
Total net deferred tax asset before valuation allowance	796,718	735,194
Valuation allowance	(796,718)	(735,194)
	$—	$—

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $2.0 billion, of which $30.4 million begin to expire in 2033 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2024, the Company had state net operating loss carryforwards of $1.1 billion that begin to expire in 2033. As of December 31, 2024, the Company had federal and state research and development tax credits carryforwards of $90.5 million and $18.4 million, respectively, which begin to expire in 2031 and 2032, respectively. As of December 31, 2024, the Company had federal orphan drug tax credit carryforwards of $40.1 million, which begin to expire in 2034.

As of December 31, 2024, net deferred tax assets before the valuation allowance increased $61.5 million, primarily due to the capitalization of research and development expenses and the increase of federal and state net operating loss carryforwards due to the loss generated for the year ended December 31, 2024, offset by the cancelation of vested nonqualified stock options resulting from the workforce reductions during the years ended December 31, 2024 and 2023. This increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state net operating loss, capitalized research and development expenses and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $796.7 million and $735.2 million has been established at December 31, 2024 and 2023, respectively. The valuation allowance increased by $61.5 million for the year ended December 31, 2024, primarily due to the capitalization of research and development expenses and generation of net operating losses, offset by the cancelation of vested nonqualified stock options. The valuation allowance increased by $141.9 million and $122.7 million for the years ended December 31, 2023 and 2022, respectively, primarily due to the capitalization of research and development expenses and generation of net operating losses.

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

The following table reconciles the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, if any, for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in thousands)
Balance as of January 1	$7,743	$6,846	$6,084
Increases related to current year tax positions	520	655	697
Increases related to prior year tax positions	15	242	65
Balance as of December 31	$8,278	$7,743	$6,846

For the years ended December 31, 2024, 2023, and 2022, the increases in unrecognized tax benefits related to current year and prior year tax positions with respect to the Company’s federal and state tax credits.

The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations, and the Company’s tax returns are generally open under statute from 2021 to the present. Tax attributes such as net operating losses and tax credits generated prior to 2021 and utilized in open years may still be adjusted upon examination.

13. Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) Plan”) for its employees. Each employee may elect to contribute a portion of his or her compensation to the 401(k) Plan, subject to annual limits established by the Internal Revenue Service. For the years ended December 31, 2024, 2023, and 2022, the Company matched 50% of eligible contributions to the 401(k) Plan up to 6% of employee contributions. For the years ended December 31, 2024, 2023, and 2022 the Company contributed $2.9 million, $3.9 million, and $3.0 million, respectively, to the 401(k) Plan.

14. Restructuring

In August 2023, the Company implemented a strategic corporate reorganization and reprioritization of its pipeline (the “2023 Restructuring”). The 2023 Restructuring included a reduction of the Company’s workforce by approximately 40%, designed to right-size the organization as the Company worked to achieve sustained growth and support the commercialization of ZURZUVAE for the treatment of women with PPD. During the year ended December 31, 2023, the

Company recorded $33.4 million of expense related to the 2023 Restructuring, primarily for one-time termination benefits to the affected employees, primarily for cash payments of severance, healthcare benefits and outplacement assistance.

As of December 31, 2024, the Company has paid substantially all of the accrued 2023 Restructuring charges and during the year ended December 31, 2024, the Company recorded a $0.5 million reversal of related expense. Total restructuring charges incurred through December 31, 2024 are $32.9 million, which is the total expected amount to be incurred.

In October 2024, the Company implemented a plan to reorganize its business operations (the “2024 Restructuring”), including to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and its prioritized pipeline development efforts. As part of the 2024 Restructuring, the Company implemented a reduction of approximately 33% of the Company’s total workforce and approximately 55% of the Company’s research and development workforce. During the year ended December 31, 2024, the Company recorded $22.3 million of expense for the 2024 Restructuring, primarily for one-time termination benefits to the affected employees, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued 2024 Restructuring charges as of December 31, 2024 will be paid in cash by June 30, 2025. The Company expects to incur a total of $23.6 million of expense related to the 2024 Restructuring, including $1.3 million of expense which will be recorded in future periods, primarily consisting of one-time termination benefits.

The following table summarizes activity related to the restructuring accrual inclusive of both the 2023 and 2024 Restructuring:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance as of January 1	$10,589	$—
Restructuring expenses incurred, net	21,854	33,386
Cash paid	(16,939)	(19,163)
Non-cash activity	(197)	(3,634)
Balance as of December 31	$15,307	$10,589

15. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on discovering, developing and delivering brain health medicines. The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to the Company’s peer group. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s long-lived assets are held in the United States and all the Company’s revenues are derived from the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2024, 2023 and 2022 is included at the bottom of the table below.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues	$41,243	$86,455	$7,686
Cost of revenues	9,444	2,159	813
Program expenses (1)
ZULRESSO	5,101	4,395	17,083
zuranolone (ZURZUVAE)	30,482	94,174	68,155
SAGE-324	10,173	16,574	14,646
dalzanemdor (SAGE-718)	58,248	56,536	50,584
Other research and development programs	33,277	52,975	49,750
Non-program expenses (2)	85,405	113,388	96,825
People and staff augmentation	165,158	220,188	195,214
Restructuring	21,854	33,386	—
Other segment items (3)	22,767	34,169	47,400
Net loss	$(400,666)	$(541,489)	$(532,784)

(1) Includes external research and development, and selling, general and administrative expenses.
(2) Includes information technology, infrastructure, facilities, legal, commercial data and systems, chemistry platform, intellectual property, and other general and administrative expense.
(3) Includes stock-based compensation expense, interest income, and other (income) expense.

16. Subsequent Events

On January 10, 2025, the Company received an unsolicited, non-binding acquisition proposal from Biogen to acquire all outstanding shares of the Company not already owned by Biogen for $7.22 per share. On January 27, 2025, the Board of Directors (the “Board”) unanimously rejected the unsolicited, non-binding acquisition proposal received from Biogen. The Company further announced that the Board has initiated a process to explore strategic alternatives for the Company. On January 16, 2025, the Company commenced litigation against Biogen in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. In its complaint, the Company alleges that Biogen breached the standstill provision in the Biogen Stock Purchase Agreement by making an unsolicited acquisition proposal and related public disclosures. See Note 6, Commitments and Contingencies, for further details.

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

10.2+

Offer letter by and between the Registrant and Kimi Iguchi, dated February 7, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-196849) filed on July 8, 2014)

10.3+

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

10.7+	2016 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36544) filed on May 3, 2016)

10.8+

Amended and Restated 2016 Inducement Equity Plan and forms of agreements thereunder, as amended and restated on September 20, 2018 (incorporated by reference to Exhibit 10.1 of the Registration’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 6, 2018)

10.9+

Form of Performance-Based Restricted Stock Unit Award Agreement Under the Sage Therapeutics, Inc. 2014 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on May 2, 2023)

10.10†

Biogen Collaboration and License Agreement by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated November 27, 2020 (incorporated by reference to Exhibit 10.30 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.11†

Stock Purchase Agreement by and between the Registrant and Biogen MA Inc., dated November 27, 2020 (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

Exhibit No.	Description

10.12+

Offer Letter by and between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.13+

Severance and Change In Control Agreement between the Registrant and Barry Greene, dated December 15, 2020 (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 24, 2021)

10.14+

Offer Letter by and between the Registrant and Christopher Benecchi, dated September 13, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.15+

Severance and Change In Control Agreement between the Registrant and Christopher Benecchi, dated September 13, 2021, as amended (incorporated by reference to Exhibit 10.36 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.16

Side Letter to Biogen Collaboration and License Agreement, by and among the Registrant, Biogen MA Inc. and Biogen International GmbH, dated October 21, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021)

10.17+

2014 Employee Stock Purchase Plan, as amended, dated June 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on August 7, 2023)

10.18+

Offer Letter by and between the Registrant and Laura Gault, dated October 18, 2022 (incorporated by reference to Exhibit 10.39 of the Registrant’s Register Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.19+

Severance and Change in Control Agreement between the Registrant and Laura Gault, dated October 18, 2022, as amended (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K (File No. 001-36544) filed on February 16, 2023)

10.20+

Non-Employee Director Compensation Program, adopted June 10, 2024 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on July 31, 2024)

10.21

Office Lease Agreement between the Registrant and 55 Cambridge Parkway, LLC, dated January 22, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on April 25, 2024)

10.22+

Offer letter by and between the Registrant and Anne Marie Cook, dated August 6, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on April 25, 2024)

10.23+

Severance and Change in Control Agreement between the Registrant and Anne Marie Cook, dated September 15, 2015, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on April 25, 2024)

10.24+	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on July 31, 2024)

10.25+	Form of Option Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on July 31, 2024)

10.26+

Form of Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on July 31, 2024)

10.27+

Form of Non-Employee Director Option Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on July 31, 2024)

10.28+	Amendment to Amended and Restated 2016 Inducement Equity Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36544) filed on July 31, 2024)

10.29

ATM Sales Agreement, dated as of September 16, 2024, by and between the Company and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-282162) filed on September 17, 2024)

10.30+*	Separation Agreement between the Registrant and Kimi Iguchi, dated October 31, 2024

Exhibit No.	Description

10.31+*	Consulting Agreement between the Registrant and Kimi Iguchi dated October 31, 2024

10.32+*	Separation Agreement between the Registrant and Anne Marie Cook, dated October 31, 2024

10.33+*	Promotion Letter Agreement by and between the Registrant and Gregory Shiferman, effective November 1, 2024

10.34+*	Severance and Change in Control Agreement between the Registrant and Gregory Shiferman, effective November 1, 2024

10.35+*	Promotion Letter Agreement by and between the Registrant and Christopher Benecchi, effective November 1, 2024

19.1*	Amended and Restated Sage Therapeutics, Inc. Insider Trading Policy, dated June 15, 2023

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Compensation Recovery Policy of the Registrant

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)

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

SAGE THERAPEUTICS, INC.

Date: February 11, 2025	By:	/s/ Barry E. Greene

Barry E. Greene
Chief Executive Officer, President and Director
(Principal Executive Officer)

We, the undersigned directors and officers of Sage Therapeutics, Inc., hereby severally constitute and appoint Barry E. Greene and Christopher Benecchi, and each of them singly, our true and lawful attorneys-in-fact, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Barry E. Greene	Chief Executive Officer, President and Director (Principal Executive Officer)	February 11, 2025
Barry E. Greene

/s/ Christopher Benecchi	Chief Operating Officer (Principal Financial and Accounting Officer)	February 11, 2025
Christopher Benecchi

/s/ Michael F. Cola	Director	February 11, 2025
Michael F. Cola

/s/ James Frates	Director	February 11, 2025
James Frates

/s/ Geno Germano	Director	February 11, 2025
Geno Germano

/s/ Elizabeth Barrett	Director	February 11, 2025
Elizabeth Barrett

/s/ George Golumbeski	Director	February 11, 2025
George Golumbeski, Ph.D.

/s/ Jessica Federer	Director	February 11, 2025
Jessica Federer