Form 10-Q
period 2025-03-31
Sage Therapeutics, Inc.
filed 2025-04-29
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 22, 2025, there were 62,620,694 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations and goals for commercialization of ZURZUVAE® in the U.S. for the treatment of women with postpartum depression, or PPD, including our beliefs in the potential benefit and profile of ZURZUVAE for the treatment of women with PPD; our estimates as to the number of women with PPD; the potential market opportunity for ZURZUVAE for the treatment of women with PPD; our market access, sales and marketing, customer support, investment, and distribution strategies for ZURZUVAE and related expectations, goals, and assumptions, including our goals to establish ZURZUVAE as the standard of care for women with PPD, expand market growth in PPD, accelerate topline revenue growth, and ultimately help more women with PPD; our market access goal of helping all women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible with minimal restrictions; and the potential future results of our commercialization efforts and investment in the U.S.;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
Our future business prospects depend heavily on our ability, with our collaborator Biogen, to successfully continue to commercialize ZURZUVAE for the treatment of women with PPD. We and Biogen may not be successful in our commercialization efforts for ZURZUVAE for the treatment of women with PPD. ZURZUVAE may not achieve, or, even if achieved, maintain, broad market acceptance. We also may encounter other limitations or issues related to the commercialization of ZURZUVAE, including as a result of its price or competition in the market. ZURZUVAE may not achieve brand awareness and adoption among healthcare professionals, including OBGYNs, and our beliefs about the potential for OBGYNs to utilize ZURZUVAE at the forefront of postpartum care may prove to be incorrect. As a result, we may not generate revenues at the levels or on the timing we expect. The number of women with PPD, the unmet need for additional treatment options, and the potential market for ZURZUVAE in this indication may be significantly smaller than we expect. Any setback or delay in our ability to market ZURZUVAE for the treatment of women with PPD may have a material adverse effect on our business and prospects.
•
Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business. Our rejection of the unsolicited, nonbinding acquisition proposal from Biogen, our enforcement of the terms of the stock purchase agreement we entered into with Biogen, and our strategic alternatives review process may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under the Biogen collaboration agreement may have an adverse impact on sales of ZURZUVAE and may in turn materially adversely affect our business, results of operations, financial condition and prospects. We have not set a timetable for the strategic alternatives review process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that our strategic alternatives review process will result in any transaction or other strategic outcome.
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
•
Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products in the territories covered by the applicable collaboration. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected, and we may be subject to delays, disputes, or litigation if we disagree significantly with any of our collaborators, or any of our collaborators fails to perform its obligations or terminates our collaboration.
•
If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents sufficient to protect our products or product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
•
If we were to lose our rights to certain licensed intellectual property, or if we are not able to obtain licenses to intellectual property, we may determine we need in the future, we may not be able to continue developing or commercializing certain of our products or product candidates, if approved.
•
Existing or future laws, regulations, executive orders, policies aimed at reducing healthcare costs, or other governmental or regulatory actions may have a material adverse effect on our business or results of operations. Existing, pending or future federal and state reforms aimed at reducing healthcare costs, including pricing and reimbursement of pharmaceutical products, may in the future result in reduced reimbursement and access for our products or cause us to curtail certain development plans due to concerns about commercial viability, any of which could adversely affect our ability to generate revenue and negatively impact our business, results of operations, financial condition, and prospects.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$45,224	$81,021
Marketable securities	378,630	423,397
Prepaid expenses and other current assets	19,893	17,749
Collaboration receivable - related party	10,729	9,134
Total current assets	454,476	531,301
Property and equipment, net	778	890
Restricted cash	1,450	1,450
Right-of-use operating asset	10,357	10,753
Other long-term assets	2,608	2,828
Total assets	$469,669	$547,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,435	$12,699
Accrued expenses	42,531	57,598
Operating lease liability, current portion	1,812	1,318
Total current liabilities	49,778	71,615
Operating lease liability, net of current portion	10,043	10,518
Total liabilities	59,821	82,133
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at March 31, 2025 and December 31, 2024; 62,543,751 and 61,359,242 shares issued at March 31, 2025 and December 31, 2024, respectively; 62,540,718 and 61,356,209 shares outstanding at March 31, 2025 and December 31, 2024, respectively	6	6
Treasury stock, at cost, 3,033 shares at March 31, 2025 and December 31, 2024	(400)	(400)
Additional paid-in capital	3,442,639	3,435,564
Accumulated deficit	(3,032,539)	(2,970,325)
Accumulated other comprehensive income	142	244
Total stockholders’ equity	409,848	465,089
Total liabilities and stockholders’ equity	$469,669	$547,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$—	$1,690
Collaboration revenue - related party	13,827	6,212
Other revenue(1)	236	—
Total revenues	14,063	7,902
Operating costs and expenses:
Cost of revenues	655	1,269
Research and development	22,759	71,734
Selling, general and administrative	57,591	52,574
Restructuring	513	—
Total operating costs and expenses	81,518	125,577
Loss from operations	(67,455)	(117,675)
Interest income, net	5,223	9,204
Other income (expense), net	18	(12)
Net loss	$(62,214)	$(108,483)
Net loss per share—basic and diluted	$(1.01)	$(1.80)
Weighted average number of common shares outstanding—basic and diluted	61,857,573	60,136,198
Comprehensive loss:
Net loss	$(62,214)	$(108,483)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(102)	27
Total comprehensive loss	$(62,316)	$(108,456)

(1) Consists of related-party amounts of $0.2M for the quarter ended March 31, 2025 (see Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(62,214)	$(108,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,927	13,698
Premium on marketable securities	(137)	(23)
Amortization of discount on marketable securities	(981)	(1,554)
Depreciation expense	112	336
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,144)	5,237
Collaboration receivable - related party	(1,595)	72,500
Other long-term assets	220	332
Right-of-use operating asset	396	1,601
Operating lease liabilities, current	494	(1,859)
Operating lease liabilities, non-current	(475)	—
Accounts payable	(7,264)	(3,839)
Accrued expenses and other liabilities	(15,067)	(15,778)
Net cash used in operating activities	(81,728)	(37,832)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	133,756	201,054
Purchases of marketable securities	(87,973)	(61,618)
Net cash provided by investing activities	45,783	139,436
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	242	1,559
Payment of employee tax obligations related to vesting of restricted stock units	(94)	(2)
Net cash provided by financing activities	148	1,557
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,797)	103,161
Cash, cash equivalents, and restricted cash at beginning of period	82,471	72,324
Cash, cash equivalents, and restricted cash at end of period	$46,674	$175,485
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	45,224	172,653
Restricted cash	1,450	2,832
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$46,674	$175,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2023	60,043,643	$6	3,033	$(400)	$3,370,397	$(814)	$(2,569,659)	$799,530
Issuance of common stock from exercises of stock options	7,142	—	—	—	52	—	—	52
Issuance of common stock under the employee stock purchase plan	61,402	—	—	—	1,507	—	—	1,507
Vesting of restricted stock units, net of employee tax obligations	69,844	—	—	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	—	—	13,170	—	—	13,170
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(108,483)	(108,483)
Balances at March 31, 2024	60,182,031	6	3,033	(400)	3,385,124	(787)	(2,678,142)	705,801

Balances at December 31, 2024	61,356,209	$6	3,033	$(400)	$3,435,564	$244	$(2,970,325)	$465,089
Issuance of common stock under the employee stock purchase plan	52,436	—	—	—	242	—	—	242
Vesting of restricted stock units, net of employee tax obligations	1,132,073	—	—	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	—	—	6,927	—	—	6,927
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	(62,214)	(62,214)
Balances at March 31, 2025	62,540,718	6	3,033	(400)	3,442,639	142	(3,032,539)	409,848

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

The Company’s product ZURZUVAE® (zuranolone) was approved by the U.S. Food and Drug Administration (the “FDA”) on August 4, 2023, for the treatment of postpartum depression (“PPD”) in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available for women with PPD in December 2023.

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

The Company’s product ZULRESSO® (brexanolone) CIV injection was previously approved in the U.S. for the treatment of PPD in individuals 15 years old and older. The Company discontinued commercial availability of ZULRESSO as of December 31, 2024.

In October 2024, the Company executed a plan to reorganize its business operations, including a reduction of approximately 33% of the Company’s total workforce and approximately 55% of the Company’s research and development workforce. See Note 11, Restructuring, for further details.

On January 10, 2025, the Company received an unsolicited, non-binding acquisition proposal from Biogen MA Inc. (“BIMA”) and Biogen International GmbH (together with BIMA, “Biogen”) to acquire all outstanding shares of the Company not already owned by Biogen for $7.22 per share. On January 27, 2025, the Board of Directors of the Company (the “Board”) unanimously rejected the unsolicited, non-binding acquisition proposal received from Biogen. The Company further announced that the Board has initiated a process to explore strategic alternatives for the Company. The strategic review process is ongoing. The Company has not set a timetable for the review process nor have any decisions related to any potential strategic alternatives been made at this time. There can be no assurance that the strategic alternatives review process will result in any transaction or other strategic outcome.

The Company was incorporated under the laws of the State of Delaware on April 16, 2010, and commenced operations on January 19, 2011, as Sterogen Biopharma, Inc. On September 13, 2011, the Company changed its name to Sage Therapeutics, Inc.

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

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as the implementation of tariffs, inflation, the risk of a recession and ongoing conflicts in other countries. In addition, if equity and credit markets deteriorate, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of March 31, 2025, the Company had an accumulated deficit of $3.0 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, its results of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, its cash flows for the three months ended March 31, 2025 and 2024, and its statements of changes in stockholders’ equity for the three months ended March 31, 2025 and 2024. The consolidated balance sheet at December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2025, are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the year ended December 31, 2024. Intercompany accounts and transactions have been eliminated.

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

The Company recorded shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expensed incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at March 31, 2025. The Company did not have any contract liabilities at March 31, 2025, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

The Company recorded reserves, based on contractual terms, for the following components of variable consideration related to ZULRESSO sold by the Company during the reporting period, as well as its estimate of product that remains in the distribution channel inventory of its customers at the end of the reporting period. On a quarterly basis, the Company updated its estimates, if necessary, and recorded any material adjustments in the period they are identified.

Chargebacks: The Company estimated chargebacks from its customers who directly purchased the product from the Company for discounts resulting from contractual commitments to sell products to eligible healthcare settings at prices lower than the list prices charged to its customers. Customers charged the Company for the difference between what they paid to the Company for the product and the selling price to the eligible healthcare settings. Reserves for chargebacks consisted of credits that the Company expected to issue for units that remain in the distribution channel inventories at the end of each reporting period that the Company expected would be sold to eligible healthcare settings, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates: The Company was subject to discount obligations under government programs, including Medicaid. The Company recorded reserves for rebates in the same period the related product revenue was recognized, resulting in a reduction of ZULRESSO product revenue and a current liability that is included in accrued expenses on its condensed consolidated balance sheets. The Company’s liability for these rebates consisted of invoices received for claims from prior quarters that have not been paid or for which an invoice had not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Trade Discounts and Allowances: The Company generally provided customary invoice discounts on ZULRESSO sales to its customers for prompt payment and the Company paid fees for sales order management, data, and distribution services. The Company estimated its customers would earn these discounts and fees and deduct in full these discounts and fees from gross ZULRESSO revenue and accounts receivable at the time the Company recognized the related revenue.

Financial Assistance: The Company provided voluntary financial assistance programs for ZULRESSO to patients with commercial insurance that had coverage and resided in states that allowed financial assistance. The Company estimated the financial assistance amounts for ZULRESSO and records any such amounts within accrued expenses on its condensed consolidated balance sheets. The calculation of the accrual for financial assistance was based on an estimate of claims and the cost per claim that the Company expected to receive using demographics for patients who had registered and been approved for assistance. Any adjustments were recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which was included as a component of accrued expenses on the condensed consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company offered product return rights with respect to ZULRESSO to customers for damaged, defective or expiring product, provided it is within a specified period around the product expiration date as set forth in the Company’s return goods policy. The Company estimated the amount of its product sales that may be returned by its customers and recorded this estimate as a reduction of revenue in the period the related product revenue was recognized, as well as a reserve within accrued expenses on the condensed consolidated balance sheets. Product returns have not been significant to date and are not expected to be significant in the future.

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

The Company’s cash equivalents and marketable securities at March 31, 2025 and December 31, 2024 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2025 and December 31, 2024, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2024. All entities should apply the guidance prospectively but have the option to apply it retrospectively. The Company will adopt ASU 2023-09 retrospectively for the annual period beginning after December 15, 2024. The Company expects ASU 2023-09 to only impact certain limited disclosures with no material impact to the condensed consolidated financial statements.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2025 and December 31, 2024.

The following tables summarize the Company’s cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$42,139	$42,139	$—	$—
Total cash equivalents	42,139	42,139	—	—
Marketable securities:
U.S. government securities	17,916	—	17,916	—
U.S. corporate bonds	253,414	—	253,414	—
International corporate bonds	51,931	—	51,931	—
U.S. commercial paper	19,824	—	19,824	—
International commercial paper	28,358	—	28,358	—
U.S. certificates of deposit	2,097	—	2,097	—
U.S. municipal securities	5,090	—	5,090	—
Total marketable securities	378,630	—	378,630	—
	$420,769	$42,139	$378,630	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$73,845	$73,845	$—	$—
U.S. government securities	5,397	—	5,397	—
U.S. commercial paper	997	—	997	—
Total cash equivalents	80,239	73,845	6,394	—
Marketable securities:
U.S. government securities	36,457	—	36,457	—
U.S. corporate bonds	269,013	—	269,013	—
International corporate bonds	52,461	—	52,461	—
U.S. commercial paper	30,373	—	30,373	—
International commercial paper	24,144	—	24,144	—
U.S. certificates of deposit	900	—	900	—
U.S. municipal securities	10,049	—	10,049	—
Total marketable securities	423,397	—	423,397	—
	$503,636	$73,845	$429,791	$—

During the three months ended March 31, 2025 and 2024, there were no transfers among the Level 1, Level 2 and Level 3 categories.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale securities by major security type including gross unrealized gains and losses and credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$17,917	$3	$(4)	$—	$17,916
U.S. corporate bonds	253,296	174	(56)	—	253,414
International corporate bonds	51,911	42	(22)	—	51,931
U.S. commercial paper	19,824	—	—	—	19,824
International commercial paper	28,358	—	—	—	28,358
U.S. certificates of deposit	2,097	—	—	—	2,097
U.S. municipal securities	5,085	5	—	—	5,090
	$378,488	$224	$(82)	$—	$378,630

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$36,444	$18	$(5)	$—	$36,457
U.S. corporate bonds	268,841	305	(133)	—	269,013
International corporate bonds	52,411	65	(15)	—	52,461
U.S. commercial paper	30,373	—	—	—	30,373
International commercial paper	24,144	—	—	—	24,144
U.S. certificates of deposit	900	—	—	—	900
U.S. municipal securities	10,040	9	—	—	10,049
	$423,153	$397	$(153)	$—	$423,397

As of March 31, 2025 and December 31, 2024, the Company had $2.7 million and $3.4 million, respectively, of accrued interest receivable relating to the Company’s available-for-sale securities, which is included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

No accrued interest receivable was written off during the three months ended March 31, 2025 and 2024. Realized gains or losses were immaterial for the three months ended March 31, 2025 and 2024.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$8,194	$(4)	$—	$—	$8,194	$(4)
U.S. corporate bonds	75,160	(56)	4,218	—	79,378	(56)
International corporate bonds	19,488	(22)	—	—	19,488	(22)
	$102,842	$(82)	$4,218	$—	$107,060	$(82)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$11,032	$(5)	$—	$—	$11,032	$(5)
U.S. corporate bonds	83,946	(129)	10,197	(4)	94,143	(133)
International corporate bonds	7,312	(15)	—	—	7,312	(15)
	$102,290	$(149)	$10,197	$(4)	$112,487	$(153)

As of March 31, 2025 and December 31, 2024, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. As of March 31, 2025, the Company does not intend to sell those investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of March 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. corporate bonds and international corporate bonds with a fair value of $40.0 million and maturities of one to two years.

As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. corporate bonds and international corporate bonds with a fair value of $30.7 million and maturities of one to two years.

All marketable securities, including those with remaining contractual maturities of more than one year, are classified as current assets on the balance sheet because they are considered to be “available-for-sale” and the Company can convert them into cash to fund current operations.

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025 and the year ended December 31, 2024.

5. Accrued Expenses

The following table summarizes accrued expenses as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued research and development costs	$15,123	$19,758
Restructuring	6,778	15,307
Employee-related	5,965	14,840
Professional services	13,821	7,114
Other	844	579
	$42,531	$57,598

6. Commitments and Contingencies

Legal Proceedings

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against the Company and individuals, Barry E. Greene and Kimi Iguchi (the “Securities Class Action”). Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of the Company. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased the Company’s stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, the Company, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. The Company denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

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

On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of the Company, against fifteen current and former officers and directors of the Company (the “Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

At this time, the Company is unable to predict the outcome of the Securities Class Action, the SEC investigation, or the Derivative Litigation, or reasonably estimate a range of possible losses.

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

Under the terms of the collaboration and license agreement, Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in the Shionogi Territory and would be responsible for commercialization of zuranolone in the Shionogi Territory, if zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company was originally eligible to receive additional payments of up to $485.0 million if certain regulatory and commercial milestones were achieved by Shionogi. The potential future milestone payments originally included up to $70.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The potential future milestone payments for achievement of specified regulatory milestones were reduced to $55.0 million upon failure to receive FDA approval of zuranolone for the treatment of MDD in the U.S. prior to December 31, 2023. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi Territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi Territory under the collaboration and license agreement, in the quantities agreed to by the parties. Collaboration revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. The Company records the costs related to the clinical supply agreement in research and development expense on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025 and 2024 the Company did not recognize any collaboration revenue from the Company’s agreement with Shionogi.

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

In September 2024, Biogen notified the Company of its termination of the Biogen Collaboration Agreement solely with respect to products containing the Company’s SAGE-324 products on a worldwide basis, effective February 17, 2025 (the “SAGE-324 Termination”), in accordance with the required notice period. As a result of the SAGE-324 Termination, as of February 17, 2025 (the “SAGE-324 Termination effective date”), all licenses granted by the Company to Biogen or by Biogen to the Company regarding the SAGE-324 products expired with respect to the SAGE-324 products on a worldwide basis. Biogen granted to the Company an irrevocable, perpetual license for any Biogen background technology, Biogen collaboration technology or joint collaboration technology that existed as of February 17, 2025 with respect to the SAGE-324 products, in each case in accordance with the terms of the Biogen Collaboration Agreement.

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

The Company is obligated to supply API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the Biogen Collaboration Agreement, and the Biogen Collaboration Agreement further provides that Biogen will, within a reasonable period of time after the Effective Date, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

Unless terminated earlier, the Biogen Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the date on which (a) in any country in the Biogen Territory, the royalty term has expired for all Licensed Products in a Product Class in such country, and (b) for the U.S., the parties agree to permanently cease to commercialize all Licensed Products in a Product Class. Biogen also has the right to terminate the Biogen Collaboration Agreement for convenience in its entirety, on a Product Class-by-Product Class basis (such as the SAGE-324 Termination) or as to a particular region, upon advance written notice. The Company has an opt-out right to convert the co-exclusive licenses in the U.S. to an exclusive license to Biogen on a Product Class-by-Product Class basis. Following the exercise of the opt-out right, the Company would no longer share equally in the profits and losses in the U.S. and would be entitled to receive certain royalty payments at percentage rates ranging from the low to high twenties and additional sales milestones.

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

The Company assessed the above promises at contract inception and determined that the co-exclusive licenses for SAGE-217 products and SAGE-324 products in the U.S. are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for SAGE-217 products and SAGE-324 products in the U.S. are considered functional intellectual property and distinct from other promises under the contract. The exclusive licenses for SAGE-217 products and SAGE-324 products in the Biogen Territory are considered functional licenses that are distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the licenses on its own or together with other readily available resources. As the co-exclusive licenses in the U.S. and the exclusive licenses in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The clinical manufacturing supply of API and bulk drug product for SAGE-217 products and SAGE-324 products for the Biogen Territory are considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the Biogen Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

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

In the fourth quarter of 2023, the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the fourth quarter of the year ended December 31, 2023. Payment of the $75.0 million milestone was received during January 2024. During the three months ended March 31, 2025 and 2024, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

The Company considers the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of SAGE-217 products and, through the SAGE-324 Termination effective date, SAGE-324 products in the U.S., to be separate units of account within the scope of Topic 808 as the Company and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement.

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

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement accounted for under Topic 808, including activities associated with the sale of ZURZUVAE in the U.S., as well as costs during the periods related to the development of SAGE-217 products and SAGE-324 products, through February 17, 2025, the SAGE-324 Termination effective date, as reflected in our condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Collaboration revenue - related party	$13,827	$6,212
Cost of revenues	725	1,201
Research and development expenses	1,296	7,031
Selling, general and administrative expenses	20,594	12,983

The revenue, cost of revenues, and expense categories in the table below reflect the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Collaboration revenue - related party	$(13,827)	$(6,212)
Cost of revenues	(130)	(562)
Research and development expenses	(239)	(5,657)
Selling, general and administrative expenses	4,786	2,306

As of March 31, 2025, the Company recorded a collaboration receivable - related party of $10.7 million in the condensed consolidated balance sheet, representing net reimbursement for the amounts due for the three months ended March 31, 2025 and other collaboration revenue for the three months ended March 31, 2025 and three months ended December 31, 2024. As of December 31, 2024, the Company recorded a collaboration receivable – related party of $9.1 million, representing net reimbursement for the amounts due for the three months ended December 31, 2024.

During the three months ended March 31, 2025, no payments were made to Biogen and the Company received $7.8 million from Biogen for the amounts due for the three months ended December 31, 2024. During the three months ended March 31, 2024, no payments were made to Biogen and the Company received $82.6 million from Biogen for the amounts due for the three months ended December 31, 2023.

During the three months ended March 31, 2025, the Company recorded $0.2 million of other collaboration revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the three months ended March 31, 2024, no other collaboration revenue was recognized related to the Biogen Collaboration Agreement.

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

8. Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 120,000,000 authorized shares of common stock, par value $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of March 31, 2025 and December 31, 2024, no dividends have been declared.

As of March 31, 2025, the Company had received 3,033 shares of the Company’s common stock from an employee as consideration for exercises of stock options. The total cost of shares held in treasury at March 31, 2025 was $0.4 million.

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

During the three months ended March 31, 2025, the Company did not sell any shares under the ATM Sales Agreement. During the three months ended March 31, 2024, the Company did not sell any shares under the Original Sales Agreement. As of March 31, 2025, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

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

On December 15, 2016, the Board approved the 2016 Inducement Equity Plan (as amended and restated, the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to individuals who have not previously been an employee or a non-employee director of the Company to induce them to accept employment and to provide them with a proprietary interest in the Company. On September 20, 2018, the Board amended the 2016 Plan to increase the total number of shares reserved for issuance by 1,200,000 shares. On April 16, 2024, the Board amended the 2016 Plan to reduce the number of shares reserved for issuance thereunder to 428,074 shares and provide that no further grants may be made under the 2016 Plan after April 16, 2024.

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

As of March 31, 2025, the total number of shares underlying outstanding awards under the 2024 Plan, the 2014 Plan, and the 2016 Plan was 8,782,994, and the total number of shares available for future issuance under the 2024 Plan was 6,214,108 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP. On June 15, 2023, the Company’s stockholders approved another amendment to the ESPP, which had been previously approved by the Board, to add an additional 500,000 shares of common stock to the ESPP. As amended, a total of 1,082,000 shares of common stock have been authorized for issuance under the ESPP. As of March 31, 2025, 715,242 shares have been issued and 366,758 shares are available for future issuance under the ESPP.

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

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,000,390	$30.04
Granted	1,905,452	$7.43
Vested	(1,144,903)	$21.17
Forfeited	(549,248)	$29.15
Outstanding as of March 31, 2025	3,211,691	$19.93

Time-based restricted stock units

During the three months ended March 31, 2025 and 2024, the Company granted 1,493,452 and 857,084 time-based restricted stock units, respectively, to its employees.

During the three months ended March 31, 2025 and 2024, there were 1,144,903 and 69,943 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three months ended March 31, 2025 and 2024, was $8.5 million and $1.6 million, respectively.

At March 31, 2025, 1,933,359 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $15.8 million, which is expected to be recognized over the remaining weighted average vesting period of 3.57 years.

Performance restricted stock units

During the three months ended March 31, 2025 and 2024, the Company granted 412,000 and 395,055 performance restricted stock units, respectively, to its employees.

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

As of March 31, 2025, the criteria for one vesting milestone for outstanding performance restricted stock units was considered probable. The Company recognized stock-based compensation expense related to the probable vesting of this performance restricted stock unit of $3.5 million. There remains an estimated $29,000 of expense to be recognized as of March 31, 2025.

No performance restricted stock units vested during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million and $0.3 million, respectively, of stock-based compensation expense, related to performance restricted stock units for which vesting is tied to total stockholder return.

As of March 31, 2025, 1,278,332 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $34.4 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	5,757,824	$52.52	5.34	$—
Granted	792,315	$6.94
Forfeited	(577,884)	$58.94
Expired	(400,952)	$38.26
Outstanding as of March 31, 2025	5,571,303	$46.40	6.20	$910
Exercisable as of March 31, 2025	3,509,054	$55.73	5.03	$—

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $21.3 million, which is expected to be recognized over the remaining weighted average vesting period of 3.58 years.

There were no stock options exercised during the three months ended March 31, 2025. The intrinsic value of stock options exercised during the three months ended March 31, 2024 was $0.1 million.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2025 and 2024, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the three months ended March 31, 2025 and 2024, no milestones were achieved under performance-based stock options.

As of March 31, 2025, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$2,056	$4,965
Selling, general and administrative	4,871	8,733
	$6,927	$13,698

The following table summarizes stock-based compensation expense by award type recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	$3,355	$7,451
Restricted stock units	3,395	5,719
Employee stock purchase plan	177	528
	$6,927	$13,698

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the three months ended March 31, 2025 and 2024 was $4.85 and $15.11, respectively.

10. Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(62,214)	$(108,483)
Denominator:
Weighted average common stock outstanding - basic and diluted	61,857,573	60,136,198
Net loss per share - basic and diluted	$(1.01)	$(1.80)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Stock options	5,116,303	6,520,634
Restricted stock units	1,933,359	2,399,564
Employee stock purchase plan	90,352	52,975
	7,140,014	8,973,173

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of potential dilutive securities above.

11. Restructuring

In August 2023, the Company implemented a strategic corporate reorganization and reprioritization of its pipeline (the “2023 Restructuring”). The 2023 Restructuring included a reduction of the Company’s workforce by approximately 40%, designed to right-size the organization as the Company worked to achieve sustained growth and support the commercialization of ZURZUVAE to treat women with PPD. During the three months ended March 31, 2025, the Company did not record any related expense. During the three months ended March 31, 2024, the Company recorded a $0.6 million reversal of related expense.

As of March 31, 2025, the Company had paid all 2023 Restructuring charges. Total restructuring charges incurred through March 31, 2025 are $32.9 million, which is the total amount to be incurred.

In October 2024, the Company implemented a plan to reorganize its business operations (the “2024 Restructuring”), including to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and its prioritized pipeline development efforts. As part of the 2024 Restructuring, the Company implemented a reduction of approximately 33% of the Company’s total workforce and approximately 55% of the Company’s research and development workforce. During the three months ended March 31, 2025, the Company recorded $0.5 million of expense for the 2024 Restructuring, primarily for one-time termination benefits to the affected employees, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued 2024 Restructuring charges as of March 31, 2025, will be paid in cash by June 30, 2025. Total charges related to the 2024 Restructuring incurred through March 31, 2025 are $22.8 million which is the total expected amount to be incurred.

The following table summarizes activity related to the restructuring accrual inclusive of both the 2023 Restructuring and the 2024 Restructuring:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance as of December 31	$15,307	$10,589
Restructuring expenses incurred, net	513	(597)
Cash paid	(9,042)	(7,424)
Non-cash activity	—	—
Balance as of March 31	$6,778	$2,568

12. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on discovering, developing and delivering brain health medicines. The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to the Company’s peer group. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s long-lived assets are held in the United States and all the Company’s revenues are derived from the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three months ended March 31, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues	$14,063	$7,902
Cost of revenues	655	1,269
Program expenses (1)
zuranolone (ZURZUVAE)	12,010	5,257
SAGE-319	1,667	953
SAGE-324	(837)	3,831
dalzanemdor	(30)	23,668
Other research and development programs	3,505	9,456
Non-program expenses (2)	19,258	22,131
People and staff augmentation	37,851	45,910
Restructuring	513	(597)
Other segment items (3)	1,685	4,507
Net loss	$(62,214)	$(108,483)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes contained in our Annual Report on Form 10-K, for the year ended December 31, 2024, or our Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part II, Item 1A, “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, as such statements speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

The following table summarizes the status of our product and product candidate portfolio as of the filing date of this Quarterly Report.

COMPOUND	INDICATIONS	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	FDA APPROVED	COLLABORATORS
Neuropsychiatry							
ZURZUVAE®* (zuranolone) Oral CIV	Postpartum Depression					MARKETED	Biogen
Neurodevelopmental Disorders							
SAGE-319 GABA Hypofunction	Behavioral symptoms associated with neurodevelopmental disorders		PHASE 1				
SAGE-817 NMDAR NAM	Neurodevelopmental disorders	PRE-CLINICAL					
SAGE-039 NMDAR NAM	Neurodevelopmental disorders	PRE-CLINICAL					
PROGRAM IN EVALUATION							
SAGE-324** GABA Hypofunction	Seizures in developmental and epileptic encephalopathies			PHASE 2 READY**			

*Under a collaboration agreement between Sage and Shionogi & Co., Ltd., Shionogi has the right to develop and commercialize zuranolone in Japan, Taiwan, and South Korea. Please refer to the U.S. Prescribing Information for ZURZUVAE.

**We are evaluating potential indications, including seizures in developmental and epileptic encephalopathies (DEEs), and expect to provide an update on next steps, if any, in mid-2025. Biogen terminated its rights as to the SAGE-324 program in September 2024 and the termination was effective on February 17, 2025. SAGE-324 was previously evaluated in a Phase 2 clinical trial for the treatment of essential tremor, and we anticipate that any future development of SAGE-324 for the treatment of seizures in DEEs would commence with a Phase 2 clinical trial.

Our product ZURZUVAE® (zuranolone) was approved by the U.S. Food and Drug Administration, or FDA, on August 4, 2023, for the treatment of postpartum depression, or PPD, in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, are jointly commercializing ZURZUVAE in the U.S. under our collaboration and license agreement, or the Biogen Collaboration Agreement, that became effective in December 2020. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.

We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, if any future development efforts are successful. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed 217 Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi & Co., Ltd., or Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the Licensed 217 Products as the Biogen Territory.

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

Following announcement of topline results from the Phase 2b KINETIC 2 Study, which failed to meet its primary endpoint, in September 2024, Biogen notified us of its termination of the Biogen Collaboration Agreement solely with respect to the Licensed 324 Products on a worldwide basis, effective February 17, 2025, or the SAGE-324 Termination. As a result of the SAGE-324 Termination, as of February 17, 2025, all licenses granted by us to Biogen or by Biogen to us regarding the Licensed 324 Products expired with respect to the Licensed 324 Products on a worldwide basis. Biogen granted to us an irrevocable, perpetual license for any Biogen background technology, Biogen collaboration technology or joint collaboration technology that existed as of February 17, 2025, with respect to the Licensed 324 Products on a worldwide basis, in each case in accordance with the terms of the Biogen Collaboration Agreement. We and Biogen were responsible for our respective share of costs for ongoing activities related to the Licensed 324 Products in accordance with the terms of the Biogen Collaboration Agreement until February 17, 2025.

We are evaluating other potential indications for SAGE-324, including seizures in developmental and epileptic encephalopathies, or DEEs, and expect to provide an update on next steps, if any, in mid-2025.

Our other area of focus is SAGE-319, an extrasynaptic-preferring GABAA receptor positive allosteric modulator, or GABAA PAM, designed to have a novel pharmacology and a differentiated clinical profile from other GABAA PAMs in our portfolio. We are currently investigating SAGE-319 as a potential treatment for behavioral symptoms associated with certain neurodevelopmental disorders. We expect to announce data from a Phase 1 multiple ascending dose study of SAGE-319 by late 2025, and will evaluate next steps, if any, based on these data.

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

On January 10, 2025, we received an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen for $7.22 per share, or the Biogen Proposal. On January 27, 2025, we announced that our Board of Directors has initiated a process to explore strategic alternatives, and further announced that our Board of Directors unanimously rejected the Biogen Proposal. On January 16, 2025, we commenced litigation against Biogen in the Delaware Court of Chancery seeking to enforce the standstill provision in the stock purchase agreement we entered into with Biogen on November 27, 2020, or the Biogen Stock Purchase Agreement. We and Biogen subsequently agreed to resolve the action without need for further litigation and, on March 6, 2025, the Delaware Court of Chancery entered a final permanent injunction, pursuant to which, unless consented to by us in writing or otherwise ordered by the court, BIMA and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the contractual prohibitions in the Biogen Stock Purchase Agreement against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal. Our rejection of the Biogen Proposal, our enforcement of the terms of the Biogen Stock Purchase Agreement and our strategic alternatives review process may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under our collaboration agreement with Biogen may have an adverse impact on sales of ZURZUVAE, which could in turn materially adversely affect our business, results of operations, financial condition and prospects. We have not set a timetable for the strategic alternatives review process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that our strategic alternatives review process will result in any transaction or other strategic outcome. We do not intend to disclose further developments on this process unless and until we determine that disclosure is appropriate or necessary. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic alternatives, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen. In addition, we record as “collaboration revenue - related party” our share of Biogen’s sales of ZURZUVAE, which became commercially available in December 2023. We also achieved and recognized a milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor and received the milestone payment in January 2024.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $3.0 billion as of March 31, 2025. Our net loss was $62.2 million for the three months ended March 31, 2025. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercial activities. We expect to incur significant expenses and operating losses for the foreseeable future.

In October 2024, we implemented a strategic reorganization of our business operations intended to strengthen our balance sheet and focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and our prioritized pipeline development efforts, or the 2024 Restructuring. As part of the 2024 Restructuring, we implemented a reduction of approximately 33% of our total workforce and approximately 55% of our research and development workforce. We anticipate that the implementation of the 2024 Restructuring and our pipeline prioritization will result in a reduction of our operating expenses in 2025 relative to 2024. Following completion of the 2024 Restructuring, as of April 22, 2025, we employed 338 full-time employees, including 98 in research and development and 240 in selling, general and administrative and no part-time employees. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2025, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from the Biogen Collaboration Agreement for the continued commercialization of ZURZUVAE for the treatment of women with PPD. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed. See “—Liquidity and Capital Resources”.

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

Until such time that we can generate significant revenue on a sustained basis from product sales and/or from collaborations, if ever, we expect to finance our additional cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing or royalty arrangements and other sources of funding. We may not be successful in our ongoing commercialization of ZURZUVAE or any other product and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations, licenses, or similar arrangements may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO for the treatment of PPD. In addition, in late 2023, we began to generate collaboration revenue - related party from our share of Biogen’s sales of ZURZUVAE in the U.S.

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

In the first quarter ending March 31, 2025, over 3,000 prescriptions for ZURZUVAE were shipped, an increase of 22% from the prior quarter. Since commercial launch, we have shipped over 10,000 prescriptions for ZURZUVAE. To help enable broad and equitable access, we also maintain a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance for women with PPD, such as the potential for copay assistance for those with commercial insurance and the potential to be provided product at no cost for other eligible patients.

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

In November 2020, we entered into the Biogen Collaboration Agreement with Biogen for the development, manufacture and commercialization of the Licensed 217 Products and the Licensed 324 Products. In connection with the execution of the Biogen Collaboration Agreement, we also entered into the Biogen Stock Purchase Agreement for the sale and issuance to BIMA of 6,241,473 shares of our common stock for aggregate consideration of $650.0 million. The Biogen Collaboration Agreement became effective in December 2020, and the sale of the common stock under the Biogen Stock Purchase Agreement closed on December 31, 2020. In September 2024, Biogen notified us of the SAGE-324 Termination.

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

In the year ended December 31, 2020, we recorded license and milestone revenue – related party of $1.1 billion, consisting of an upfront payment of $875.0 million plus $232.5 million in excess proceeds from the equity investment under the Biogen Stock Purchase Agreement, when measured at fair value. We also achieved a milestone under the Biogen Collaboration Agreement totaling $75.0 million and recorded license and milestone revenue - related party in the fourth quarter of 2023 for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S., as a result of the first sale of ZURZUVAE to a distributor and received the milestone payment in January 2024. As a result of the SAGE-324 Termination, we will not receive any milestone payments for Licensed 324 Products under the Biogen Collaboration Agreement. For further discussion regarding the accounting for the Biogen Collaboration Agreement, refer to Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report.

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

Cost of Revenues

Cost of revenues included direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO for the periods prior to December 31, 2024. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We expect to utilize zero-cost inventory for ZURZUVAE for an extended period of time. We expect that our overall cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs in the U.S. under the Biogen Collaboration Agreement.

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

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of the Licensed 217 Products and, through the SAGE-324 Termination effective date, the Licensed 324 Products in the U.S., to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. Following commercialization in the U.S., payments to or reimbursements from Biogen related to commercial co-manufacturing activities in the U.S. are accounted for as an increase to or reduction of cost of revenues. During the three months ended March 31, 2025 and 2024, we recorded net reimbursement of $0.2 million and $5.7 million, respectively, from Biogen to us that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

We expect that our selling, general and administrative expenses will remain consistent in 2025 as compared to 2024, with increased ZURZUVAE commercialization expenses offsetting reduced general and administrative expenses as a result of the 2024 Restructuring, as we and our collaboration partner, Biogen, continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses include the personnel costs associated with the direct sales and marketing force for ZURZUVAE and our patient support program for ZURZUVAE. For example, we recently completed a strategic expansion of our sales force, where we believe additional resources will help accelerate demand for ZURZUVAE for the treatment of women with PPD. In addition to sales force expansion, our current commercialization investment plan includes digital marketing campaigns to help expand market growth in PPD, along with increased disease state awareness efforts to support improved PPD screening and diagnosis. We also expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of the Licensed 217 Products and, through the SAGE-324 Termination effective date on February 17, 2025, the Licensed 324 Products in the U.S., to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three months ended March 31, 2025 and 2024, we recorded net reimbursement from us to Biogen of $4.8 million and $2.3 million, respectively, that was added to our selling, general and administrative expenses because Biogen incurred a greater amount of these expenses than us.

2023 Restructuring

In August 2023, we implemented a strategic corporate reorganization and reprioritization of our pipeline, or the 2023 Restructuring. The reorganization included a reduction of our workforce by approximately 40%, designed to right-size the organization as we worked to achieve sustained growth and support the goal of successful commercialization of ZURZUVAE for the treatment of women with PPD. As of March 31, 2025, we recorded a total of $32.9 million of expense related to the 2023 Restructuring, primarily for one-time termination benefits to the affected employees and, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance. All of the accrued restructuring charges incurred in connection with the 2023 Restructuring have been paid in cash as of March 31, 2025.

2024 Restructuring

In October 2024, we implemented the 2024 Restructuring to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and prioritized pipeline development efforts. The reorganization included a reduction of approximately 33% of our total workforce and approximately 55% of our research and development workforce. As a result, we expect that our operating expenses will decrease in 2025 as compared to 2024. During the three months ended March 31, 2025, we recorded a total of $0.5 million of expense related to the 2024 Restructuring, primarily for one-time termination benefits to the affected employees, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance. Through March 31, 2025, we have recorded a total of $22.8 million of expense related to the 2024 Restructuring. We do not expect to incur any additional expense related to the 2024 Restructuring in future periods. We expect that substantially all of the accrued 2024 Restructuring charges incurred through March 31, 2025 will be paid in cash as of June 30, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
	(in thousands)
Product revenue, net	$—	$1,690	$(1,690)
Collaboration revenue - related party	13,827	6,212	7,615
Other collaboration revenue	236	—	236
Total revenues	14,063	7,902	6,161
Operating costs and expenses:
Cost of revenues	655	1,269	(614)
Research and development	22,759	71,734	(48,975)
Selling, general and administrative	57,591	52,574	5,017
Restructuring	513	—	513
Total operating costs and expenses	81,518	125,577	(44,059)
Loss from operations	(67,455)	(117,675)	50,220
Interest income, net	5,223	9,204	(3,981)
Other income (expense), net	18	(12)	30
Net loss	$(62,214)	$(108,483)	$46,269

Product Revenue, Net

During the three months ended March 31, 2024, we recognized $1.7 million of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during the period. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

Collaboration Revenue - Related Party

During the three months ended March 31, 2025 and 2024, we recognized $13.8 million and $6.2 million, respectively, of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen reports for ZURZUVAE.

Other Collaboration Revenue

During the three months ended March 31, 2025 and 2024, we did not recognize any other collaboration revenue related to the supply of zuranolone active pharmaceutical ingredient, or API, under our agreement with Shionogi.

During the three months ended March 31, 2025, we recognized $0.2 million of other collaboration revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the three months ended March 31, 2024, we did not recognize any other collaboration revenue under the Biogen Collaboration Agreement.

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

Cost of Revenues

During the three months ended March 31, 2025, cost of revenues was $0.7 million and was made up of our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report).

During the three months ended March 31, 2024, cost of revenues was $1.3 million, and was made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. During the three months ended March 31, 2024, cost of revenues also included our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement.

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and therefore a portion of such costs are excluded from the cost of revenues for the three months ended March 31, 2024. Our cost of revenues for ZULRESSO as a percentage of net product revenue remained in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We utilized zero-cost inventory with respect to ZULRESSO during this period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$499	$1,053	$(554)
SAGE-319	1,349	953	396
SAGE-324	(1,029)	7,899	(8,928)
dalzanemdor	(9)	23,568	(23,577)
Other research and development programs	5,553	10,612	(5,059)
Unallocated expenses	14,579	28,341	(13,762)
Stock-based compensation	2,056	4,965	(2,909)
Net reimbursement from Biogen	(239)	(5,657)	5,418
	$22,759	$71,734	$(48,975)

Research and development expenses for the three months ended March 31, 2025 were $22.8 million, compared to $71.7 million for the three months ended March 31, 2024. The decrease of $49.0 million was primarily due to the following:

•
a decrease of $8.9 million in expenses for development of SAGE-324, primarily due to the completion of one phase 2 clinical trial and the cancelation of a phase 3 clinical trial in the third quarter of 2024;
•
a decrease of $23.6 million in expenses for development of dalzanemdor, primarily due to the completion of two phase 2 clinical trials in the second quarter of 2024 and completion of an additional phase 2 clinical trial and cancelation of a phase 3 clinical trial in the fourth quarter of 2024;
•
a decrease of $5.1 million in expenses for other research and development programs, primarily due to a decrease in work on early-stage research and clinical programs as a result of the 2024 Restructuring;
•
a decrease of $13.8 million in unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of the 2024 Restructuring;
•
a decrease of $2.9 million in stock-based compensation expenses, primarily due to the reduction of headcount as a result of the 2024 Restructuring; and
•
a decrease of $5.4 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended March 31, 2025, the amount of net reimbursement was $0.1 million for zuranolone, no reimbursement for SAGE-324, and $0.1 million for costs that are reimbursable and included in unallocated expenses. For the three months ended March 31, 2024, the amount of net reimbursement was $0.5 million for zuranolone, $4.0 million for SAGE-324, and $1.2 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in SAGE-324 expense for both us and Biogen resulting from the completion or cancelation of clinical trials in the third quarter of 2024.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
	(in thousands)
Personnel-related	$23,649	$22,761	$888
Stock-based compensation	4,871	8,733	(3,862)
Professional fees	14,917	11,173	3,744
Other	9,368	7,601	1,767
Net reimbursement to Biogen	4,786	2,306	2,480
	$57,591	$52,574	$5,017

Selling, general and administrative expenses for the three months ended March 31, 2025 were $57.6 million, compared to $52.6 million for the three months ended March 31, 2024. The increase of $5.0 million was primarily due to the following:

•
a decrease of $3.9 million in stock-based compensation expense, primarily due to the reduction of headcount as a result of our restructuring in the fourth quarter of 2024;
•
an increase of $3.7 million in professional fees expense, primarily due to higher legal expenses associated with our strategic alternatives review process and ongoing litigation;
•
an increase of $1.8 million in other expense, primarily due to higher commercial spend; and
•
an increase of $2.5 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended March 31, 2025, the amount of net reimbursement from us to Biogen was $0.5 million for personnel-related costs $4.3 million for external costs. For the three months ended March 31, 2024, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $2.2 million for external costs. The primary reason for the increase in net reimbursement was an increase in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended March 31, 2025 and 2024 were $5.2 million and $9.2 million, respectively. The primary reason for the decrease was the smaller investment balance during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our product ZULRESSO for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE for the treatment of women with PPD in the U.S. in December 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of March 31, 2025, we had an accumulated deficit of $3.0 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. In January 2024, we received a $75.0 million milestone payment from Biogen as a result of the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023. From our inception through March 31, 2025, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

In September 2024, we entered into a Sales Agreement, or the ATM Sales Agreement, with TD Securities (USA) LLC, as sales agent, or TD Cowen, with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million, from time to time through TD Cowen. Upon our entry into the ATM Sales Agreement, we terminated our prior sales agreement with Cowen and Company, LLC, an affiliate of TD Cowen, dated November 7, 2023, or the Original Sales Agreement. At the time of such termination, $241.7 million out of an aggregate of $250.0 million of shares remained unsold under the Original Sales Agreement. During the three months ended March 31, 2025, we did not sell any shares under the ATM Sales Agreement. During the three months ended March 31, 2024, we did not sell any shares under the Original Sales Agreement. As of March 31, 2025, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

As of March 31, 2025, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $423.9 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(81,728)	$(37,832)
Investing activities	45,783	139,436
Financing activities	148	1,557
	$(35,797)	$103,161

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities primarily resulted from our net loss of $62.2 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $25.4 million, partially offset by $5.9 million of non-cash items.

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

Investing Activities

During the three months ended March 31, 2025 and 2024, net cash provided by investing activities was $45.8 million and $139.4 million, respectively. During the three months ended March 31, 2025 and 2024, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $0.1 million and $1.6 million, respectively. The decrease was primarily due to lower proceeds from purchases under our employee stock purchase plan.

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

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2025, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed.

Although we expect an overall decrease in our operating expenses in 2025 as compared to 2024 as a result of our pipeline prioritization and the anticipated cost savings from the 2024 Restructuring, we still expect to incur significant operating expenses. We expect these costs will include the expenses associated with: ongoing co-commercialization activities of ZURZUVAE in the U.S. for the treatment of women with PPD; conducting clinical trials of our other current and future product candidates; continuing certain research activities; pursuing potential business development activities; and pursuing our strategic plan.

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
•
the amounts we are entitled to receive, if any, from Biogen and Shionogi under our collaborations for profit-sharing; cost-sharing; development, regulatory, and sales milestones; and royalty payments;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $423.9 million as of March 31, 2025. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2025 and 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Operating Officer, who is also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against us and individuals, Barry E. Greene and Kimi Iguchi, or the Securities Class Action. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of ours. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased our stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, we, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. We deny any allegations of wrongdoing and intend to vigorously defend against the Securities Class Action.

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

On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of us, against fifteen of our current and former officers and directors, or the Derivative Litigation. Based significantly on the allegations underlying the Securities Class Action, the Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

At this time, we are unable to predict the outcome of the Securities Class Action, the SEC investigation, or the Derivative Litigation, or reasonably estimate a range of possible losses.

On January 16, 2025, we commenced litigation against Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. In our complaint, we alleged that Biogen breached the standstill provision in the stock purchase agreement we entered into with BIMA on November 27, 2020, or the Biogen Stock Purchase Agreement, by making an unsolicited acquisition proposal and related public disclosures. On this basis, we also sought a temporary restraining order enjoining Biogen from future breaches of the standstill provision. At a hearing held on January 28, 2025, the Court granted our motion for a temporary restraining order against BIMA, and entered an implementing order on January 30, 2025, or the TRO Order. Pursuant to the TRO Order, unless consented to by us in writing or otherwise ordered by the court, BIMA and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the Biogen Stock Purchase Agreement’s contractual prohibitions against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal, or collectively the Order Terms. Subsequently, we and Biogen agreed to resolve the action without need for further litigation, and on March 6, 2025, the Delaware Court of Chancery entered a final permanent injunction to enforce the Order Terms.

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

Our business currently depends heavily on our ability, along with our collaboration partner, Biogen, to successfully continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023. ZURZUVAE is the first oral treatment specifically indicated for adults with PPD. We may never be able to successfully commercialize ZURZUVAE or meet our expectations with respect to revenues or profits from sales. ZURZUVAE may not achieve, or, even if achieved, maintain, broad market acceptance. Healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or may only consider prescribing ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. ZURZUVAE may not achieve broad brand awareness and adoption among healthcare professionals, including OBGYNs, and our beliefs about the potential for OBGYNs to utilize ZURZUVAE at the forefront of postpartum care may prove to be incorrect. ZURZUVAE also may not achieve or, even if achieved, maintain broad market acceptance among women with PPD who may decide that they do not want to be treated with ZURZUVAE, including due to concern about the safety and tolerability profile of ZURZUVAE or use of ZURZUVAE while breastfeeding. ZURZUVAE includes a boxed warning that instructs healthcare professionals to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the once-daily, 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions that may cause a woman with PPD not to consider ZURZUVAE as a treatment option.

ZURZUVAE also may not achieve or, even if achieved, maintain broad market acceptance for the treatment of women with PPD if payors are not willing to cover and provide reimbursement for the treatment or impose significant restrictions on reimbursement. Payors that currently have favorable coverage for ZURZUVAE for the treatment of women with PPD may decide to change their policies and limit coverage or reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity with the use of measurement scales, requiring prior consultation with a psychiatrist or other specialist, or imposing other onerous prior authorization requirements, or they may deny coverage or reimbursement for other reasons or in all cases. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. In addition, even if a healthcare professional writes a prescription for ZURZUVAE for the treatment of a woman with PPD, the prescription may not result in product being shipped to the patient and/or the patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process of obtaining a prescription through the specialty pharmacy too slow or complicated. There is no guarantee that the infrastructure, systems, processes, policies, relationships or materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve or, even if achieved, maintain success. ZURZUVAE also may not achieve the clinical benefit we expect in women with PPD. Our commercialization of ZURZUVAE in PPD may be negatively impacted by competition from other drugs currently on the market or that may be approved in the future. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter other market-related issues in the commercialization of ZURZUVAE for the treatment of women with PPD, including as a result of the price we charge. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or we or Biogen may not be able or willing to scale our resources at the right time or at an effective level. Even if we are successful in commercializing ZURZUVAE for the treatment of women with PPD, we expect the revenues from ZURZUVAE for the treatment of women with PPD will be significantly lower than if we had received regulatory approval in major depressive disorder, or MDD.

Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business.

On January 10, 2025, we received an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen for $7.22 per share, or the Biogen Proposal. On January 27, 2025, we announced that our Board of Directors had initiated a process to explore strategic alternatives, and further announced that our Board of Directors unanimously rejected the Biogen Proposal. On January 16, 2025, we commenced litigation against Biogen Inc. and Biogen MA Inc., or together with Biogen Inc., Biogen, in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. In our complaint, we alleged that Biogen breached the standstill provision in the stock purchase agreement we entered into with Biogen on November 27, 2020, or the Biogen Stock Purchase Agreement, by making an unsolicited acquisition proposal and related public disclosures. On this basis, we also sought a temporary restraining order enjoining Biogen from future breaches of the standstill provision. At a hearing held on January 28, 2025, the Delaware Court of Chancery granted our motion for a temporary restraining order against Biogen MA Inc., and entered an implementing order on January 30, 2025, or the TRO Order. Pursuant to the TRO Order, unless consented to by Sage in writing or otherwise ordered by the court, Biogen MA Inc. and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the contractual prohibitions in the Biogen Stock Purchase Agreement against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal, or collectively, the Order Terms. Subsequently, Sage and Biogen agreed to resolve the action without need for further litigation and on March 6, 2025, the Delaware Court of Chancery entered a final permanent injunction to enforce the Order Terms.

Our rejection of the Biogen Proposal, our enforcement of the terms of the Biogen Stock Purchase Agreement and our review of strategic alternatives may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under our collaboration agreement with Biogen may have an adverse impact on sales of ZURZUVAE, which may in turn materially adversely affect our business, results of operations, financial condition and prospects. In addition, the strategic alternatives review process could result in substantial costs and be a distraction to management and other employees, which could have a material adverse effect on our business beyond ZURZUVAE. We have not set a timetable for the strategic alternatives review process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that our review of strategic alternatives will result in any transaction or other strategic outcome. Even if we reach terms for a transaction or other strategic alternative that are acceptable to us, the outcome is not guaranteed; market volatility, the impact of macroeconomic and geopolitical conditions, regulatory factors, and other challenges, risks, and uncertainties in the process may result in an outcome where no transaction or strategic alternative is consummated. We do not intend to disclose further developments on this process unless and until we determine that disclosure is appropriate or necessary. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic alternatives, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

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

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop and gain regulatory approval of our current and future product candidates. Drug development and obtaining regulatory approval for a product is a long, expensive and uncertain process, involving a high degree of risk.

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

In addition, based on the results of the Phase 2 DIMENSION, LIGHTWAVE and PRECEDENT Studies, which evaluated dalzanemdor for the treatment of patients with cognitive impairment associated with Huntington’s disease, mild cognitive impairment and mild dementia due to Alzheimer’s disease, and cognitive impairment due to Parkinson’s disease, respectively, and failed to meet their primary endpoints, we do not plan to pursue further development of dalzanemdor.

We may decide to evaluate different doses, formulations, and durations of dosing for any of our product candidates with other studies or programs in the future. Studying alternate formulations of our product candidates or doses that achieve higher or lower patient exposure may result in unexpected adverse events or raise other safety issues or may otherwise generate negative results. For example, in the KINETIC 2 Study, we evaluated multiple doses, including the same maximum dose of SAGE-324 that we evaluated in prior studies. SAGE-324 did not demonstrate a statistically significant dose-response relationship on the primary endpoint in participants with essential tremor. However, a dose-relationship was observed in the incidence of central nervous system, or CNS, depressant treatment emergent adverse events, or TEAEs, and in the frequency of TEAEs leading to study drug discontinuation. Changes in formulation or the need to refine or scale-up the manufacturing process could also delay development or require us to conduct additional clinical trials or non-clinical studies or conduct post-approval analyses or could lead to different results.

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

The drug development process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized either in the U.S. or in any other country. Even if we or our collaborators conduct the trials required by or discussed with the FDA or other regulatory authorities, the FDA or other regulatory authorities may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of our product candidates in the indications we study, or do not support the safety, efficacy or intended profile for our product candidate, as was the case with the complete response letter, or CRL, that the FDA issued related to the new drug application, or NDA, for zuranolone for the treatment of MDD.

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

For example, we discontinued commercial availability of our product ZULRESSO® (brexanolone) CIV injection in the U.S. as of December 31, 2024. ZULRESSO was first made commercially available in the U.S. in June 2019. Since launch, our revenues from sales of ZULRESSO were negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the introduction of ZURZUVAE for the treatment of women with PPD. These requirements created significant barriers to treatment with ZULRESSO for women with PPD.

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

To the extent we face issues with current or future products that impact market acceptance, convenience, availability, coverage, reimbursement or other aspects of commercialization, as applicable, these issues could impair our ability to generate revenues or meet our expectations with respect to the amount or timing of revenues for our products. If we decide to discontinue commercial availability and/or voluntarily request the withdrawal of the NDA for any of our products as a result of such challenges, as we did with ZULRESSO, the withdrawal of the product from the marketplace may raise additional potential risks and uncertainties, including from contract terminations or other actions, including by regulatory authorities, which we may not be able to predict. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our efforts.

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
•
if an NDA for any of our product candidates is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, such as a boxed warning or REMS, and the FDA may ultimately agree with the recommendations of the advisory committee;
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
•
regulatory authorities may disagree with our interpretation of data from our non-clinical studies and clinical trials, or may not accept data generated at one or more of our sites conducting non-clinical studies or clinical trials, which could cause the study or trial to fail;
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
•
if an NDA for any of our product candidates is reviewed by an advisory committee of the FDA, the advisory committee may recommend against approval of the application or may recommend that the FDA require, as a condition of approval, additional non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, such as a boxed warning or REMS, and the FDA may ultimately agree with the recommendations of the advisory committee;
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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for product candidates and successfully market approved products. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA imposed post-approval obligations in connection with the approval of ZURZUVAE. For ZURZUVAE, the FDA required two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. We completed the embryofetal toxicity study in a second species and submitted the results to the FDA in February 2025. In addition, we completed the pharmacokinetic and safety study in adolescent females who have completed puberty but have not yet submitted the results to the FDA. We may not be able to fulfill the obligations of this study in accordance with the FDA’s requirements, or at all. The FDA recommended controlled substance scheduling with respect to ZURZUVAE under the CSA, which ultimately received a Schedule IV classification from the DEA. The FDA may recommend scheduling with respect to any of our current or future product candidates, if approved. In such event, as was the case with ZURZUVAE and ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved. In addition, the scheduling designation itself could impact the commercialization and market opportunity for any product candidate that is successfully developed and approved.

We may seek priority review of future NDA submissions with the FDA, if our development efforts with respect to any of our product candidates are successful, but the FDA may not grant priority review. Even if the FDA grants priority review for an NDA, the FDA may not meet the applicable review timelines or may elect to extend the timeframe for their review. Delays, resource constraints, and other disruptions at the FDA and other authorities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business.

Fast Track and Breakthrough Therapy designations from the FDA, PRIority Medicines, or PRIME, designation from the EMA, Innovative Licensing and Access Pathway designation from the Medicines & Healthcare products Regulatory Agency in the United Kingdom, or similar designations in other countries or regions do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. For example, on August 4, 2023, the FDA issued a CRL related to the NDA for zuranolone for the treatment of MDD after previously granting both Fast Track and Breakthrough Therapy designations to zuranolone for the treatment of MDD. The FDA may withdraw Fast Track designation or Breakthrough Therapy designation, and the EMA may withdraw PRIME designation, if the relevant agency believes that the designation is no longer supported by data from our clinical development programs. For example, in November 2023, the FDA rescinded Breakthrough Therapy Designation for zuranolone for the treatment of MDD.

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

There is no precise method of establishing in any geography over any period of time the actual number of patients with the diseases and disorders for which our products are indicated and our product candidates are targeted. With respect to any indications for which we have developed, are developing, or plan to develop products and product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimates, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases and include women who have symptoms of PPD but have not been formally diagnosed with PPD or may not meet all of the diagnostic criteria. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of inadequate screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of women with PPD or any other indication for which we are pursuing or may elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or prescribed to and used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the potential markets for ZURZUVAE for the treatment of women with PPD and for our other current and future product candidates in the indications we are or may pursue may not be accurate. In the event the number of patients with the diseases and disorders we or our collaborators are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

Positive results from non-clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later non-clinical studies and clinical trials of our product candidates in the same or other indications. Interim results from non-clinical studies and clinical trials may not be predictive of results of such non-clinical studies or clinical trials once completed. If we cannot replicate the positive results from our earlier non-clinical studies and clinical trials of our product candidates in our later non-clinical studies and clinical trials in the same or other indications, or we cannot replicate our interim results in our completed non-clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from non-clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results we or our collaborators may obtain from subsequent non-clinical studies or clinical trials using the same product candidate or other product candidates. Similarly, interim results from non-clinical studies and clinical trials may not be predictive of results of a non-clinical study or clinical trial once completed. For example, despite the results of prior clinical trials, our KINETIC 2, DIMENSION, LIGHTWAVE, and PRECEDENT Studies failed to meet their primary endpoints, as announced in 2024. As a result, we do not plan on continuing development of dalzanemdor, and Biogen terminated our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications for SAGE-324, including seizures in DEEs, and we may choose not to further develop SAGE-324 in any indication.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in earlier-stage development, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger, longer or more complex later-stage trials. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in non-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we or our collaborators fail to produce positive results in our ongoing and planned non-clinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Additionally, changes in regulatory requirements, guidance or unanticipated events during our non-clinical studies and clinical trials or other reasons may cause us or our collaborators to amend non-clinical studies and clinical trial protocols or the applicable regulatory authorities may impose additional non-clinical studies and clinical trial requirements. Amendments or changes to clinical trial protocols would require resubmission to the applicable regulatory authority and IRBs for review and approval, which may adversely impact the cost, timing or successful completion of clinical trials. If we or our collaborators experience delays completing, or if we or our collaborators terminate, any of our non-clinical studies or clinical trials, or if we or our collaborators are required to conduct additional non-clinical studies or clinical trials, the development pathway, and ultimately the commercial prospects, for our product candidates may be harmed and our ability to generate product revenue from resulting products, if any, will be delayed.

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

We or our collaborators may not seek, or may seek but never receive, regulatory approval to market our products or product candidates outside of the U.S. or in any particular country or region. In order to market any product outside of the U.S., we or our collaborators must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional non-clinical studies or clinical trials, additional work related to manufacturing and analytical testing on controls, and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in other countries. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval may require additional studies and data and can result in substantial delays in bringing products to market in such countries and such investment may not be justified from a business standpoint given the market opportunity or level of required investment. Even if we or our collaborators generate the data and information that we or our collaborators believe may be sufficient to file an application for regulatory approval for any of our products or product candidates in a region or country outside the U.S., the relevant regulatory agency may find that we or our collaborators did not meet the requirements for approval, or even if our application is approved, we may have significant post-approval obligations.

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

Even if we or our collaborators are able to successfully develop our product candidates and obtain marketing approval in a country outside the U.S., we or they may not be able to obtain pricing and reimbursement approvals in such country at acceptable levels or at all, and any pricing and reimbursement approval we or they may obtain may be subject to onerous restrictions such as caps, rebates or other hurdles or restrictions on reimbursement. Failure to obtain marketing and pricing and reimbursement approval in countries outside the U.S. without onerous restrictions or limitations related to pricing, or any delay or other setback in obtaining such approval, would impair our ability or that of our collaborators to market our product candidates successfully or at all in such foreign markets. Any such impairment would reduce the size of our potential market or revenue potential, which could have a material adverse impact on our business, results of operations and prospects.

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

If our existing contract manufacturing organizations, or CMOs, for our product candidates are unwilling to enter into long-term supply agreements, or are unwilling or unable to supply drug substance or drug product to us, we could be required to engage new CMOs who would need to scale up the manufacturing process before we would be able to use the drug product or drug substance they manufacture for clinical trials or for future commercialization, if we are successful in our development efforts and gain approval. In addition, any CMO will need to complete validation batches and be approved by regulatory authorities (including passing any required inspections) as our manufacturer before we would be able to use drug product or drug substance they manufacture for commercial purposes, which could result in significant delays or gaps in product availability. We plan to continue to rely upon CMOs to manufacture commercial quantities of ZURZUVAE and of any future products that may be approved. If we are unable to maintain arrangements for third-party manufacturing or are unable to do so on commercially reasonable terms or are unable to obtain timely regulatory approvals in connection with our CMOs, we may not be able to successfully commercialize any approved product, including ZURZUVAE, or successfully complete development of our current or future product candidates.

Any of our current or future products or product candidates, including ZURZUVAE, may not achieve and maintain broad market acceptance, coverage, or reimbursement at sufficient levels, which would limit the revenue that we generate from sales.

The commercial success of ZURZUVAE in the U.S. for the treatment of women with PPD, or of any of our current or future products or product candidates, if successfully developed and approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance among healthcare professionals, patients, policy-makers and payors, and coverage and reimbursement at sufficient levels.

The availability of coverage and adequacy of reimbursement is essential for most patients to be able to access and afford treatments. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Government authorities, including the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS, in the U.S., and third-party payors, such as private health insurers and health maintenance organizations, or HMOs, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Payors may adopt restrictions on coverage for any of our products, including ZURZUVAE, such as requiring patients to try other lower cost therapies prior to reimbursing our product, requiring patients to meet certain severity levels based on the use of measurement scales or other criteria more restrictive than the approved label for our products, or requiring other onerous and time-consuming forms of utilization management, such as prior authorization procedures. Payors may limit the amount of reimbursement or restrict access altogether. These restrictions or limitations might impede appropriate use of our products for any approved indications. For example, some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. Restrictions and limitations on reimbursement or delays in obtaining coverage may vary significantly among payors and payor types. In addition, payors may update or revise their coverage policies from time to time. As a result, there is uncertainty related to maintaining third-party payor coverage and reimbursement of ZURZUVAE or any of our product candidates, if successfully developed and approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Regulatory approvals, pricing and reimbursement for drug products vary widely from country to country.

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

Obtaining and maintaining coverage and reimbursement approval for a product from a government or other third-party payor can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. The industry competition to be included in third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, often leads to downward pricing pressures on pharmaceutical products. In addition, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply when such metrics are not submitted accurately and on a timely basis. Before granting reimbursement approval, payors may require us to demonstrate, directly or indirectly, that our product candidates, in addition to treating the target indications, also provide incremental health benefits to patients or healthcare costs savings. We cannot be sure that adequate coverage or reimbursement will be available or maintained for any of our products and product candidates on reasonable terms or at all.

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

Our and our collaborators’ efforts to change the treatment paradigm for a given disorder or to educate the medical community and third-party payors about the benefits of any current or future products, to the extent permitted, including ZURZUVAE for the treatment of women with PPD, may require significant resources and may never be successful. If any of our current or future products, including ZURZUVAE, does not achieve an adequate level of acceptance by patients, healthcare professionals, and payors, or coverage and reimbursement at reasonable levels and without significant or complex restrictions, or if the patient population for which any such product is approved is smaller than we expect, we may not generate sufficient revenue from our products to become or remain profitable or to adequately fund our operations or may not do so to the degree or on the timelines we expect.

Even if marketing approval is granted for a product, we may face significant post-marketing obligations and future development and regulatory difficulties.

Regulatory authorities may impose significant and potentially costly post-marketing obligations with respect to approval of any product, including post-marketing studies, additional CMC work and additional pediatric studies. For example, the FDA has imposed post-marketing commitments with respect to approval of ZULRESSO and ZURZUVAE, and we may encounter issues or delays in the conduct of these post-marketing commitments, or we may generate unexpected results. For ZURZUVAE, the FDA required two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species.

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

Finally, there is substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Competing therapies may exist or could be approved that adversely affect the amount of revenue we are able to generate from the sale of ZURZUVAE or any of our other current or future product candidates, if successfully developed and approved.

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our products or product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products or targeting similar indications will increase. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments, and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are perceived to be safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.

Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024. ZURZUVAE currently competes with the current standard of care for PPD, which commonly consists of psychotherapy; however, patients with moderate or severe symptoms of PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD. For example, LPCN 1154, an oral formulation of the neuroactive steroid brexanolone, is under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA. In March 2025, Lipocine announced the initiation of a Phase 3 clinical trial for LPCN 1154 designed to evaluate safety and efficacy of LPCN 1154 in women with PPD. In addition, Brii Biosciences is developing BRII-296, an intramuscular formulation of brexanolone, for the treatment of PPD.

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

Our existing collaborations with Biogen and Shionogi, and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Our collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including regulatory, development or commercialization strategy or appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. Our business may be adversely affected, and we may be subject to delays, disputes, or litigation if we and any of our collaborators disagree significantly, if any of our collaborators fails to perform its obligations or terminates our collaboration, or if we are not able to establish future collaborations that we believe to be important to our business on commercially reasonable terms.

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

We and our collaboration partner Biogen achieved regulatory approval in the U.S. of ZURZUVAE for the treatment of adults with PPD and launched ZURZUVAE for that indication. Our collaboration with Biogen may not lead to the successful commercialization of ZURZUVAE in the U.S. or successful development of zuranolone in Biogen’s ex-U.S. territory. In the third quarter of 2023, our collaboration partner, Shionogi, filed an NDA in Japan for zuranolone for the treatment of MDD; however, Shionogi may not be successful in obtaining regulatory approval for zuranolone for the treatment of MDD, or if approved, may not be successful in commercializing zuranolone in Japan. Our existing and future collaborations, if any, also may not lead to the successful development and commercialization of ZURZUVAE in other indications or territories or of any other product candidates. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. The efforts under our existing collaborations may not be successful and we may never meet applicable milestones or actually receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Because we and Biogen have agreed not to pursue further development for zuranolone for the treatment of MDD in the U.S., we will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S. In addition, our collaborators may decide to terminate their collaboration with us. For example, in September 2024, after we and Biogen decided to discontinue development of SAGE-324 in essential tremor, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications of SAGE-324, including seizures in DEEs. We may choose not to further develop SAGE-324 in this or any other indication. Additional risks and uncertainties relating to our collaboration with Biogen are set forth in the Risk Factor above captioned “Our plans to explore strategic alternatives and our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business.”

In addition, under most collaborations, including our existing collaborations, a certain degree of control in decision-making is transferred to or shared with our collaborators. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development of our product candidates or commercialization of approved products. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of or appropriate investment in our programs or commercialization of an approved product and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may have competing priorities or different incentives that cause them to divert resources away from our collaboration, or we may not agree on appropriate spending levels or regulatory, development or commercialization strategy, which could hamper or delay our overall development and commercialization efforts or increase our overall spending. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In the case of the collaboration with Biogen, both companies have agreed to certain exclusivity provisions for certain products in specified indications, which may limit certain development opportunities outside the collaboration. In addition, if we depend on collaborators for capabilities and funding for major product development efforts or commercialization globally or in key territories, then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates. Disputes may also arise with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. In addition, certain Chinese CROs that supply us with medicinal chemistry and drug metabolism research may become subject to trade restrictions, tariffs, sanctions, and other regulatory requirements by the U.S. government, including the proposed BIOSECURE Act, any of which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting our research activities. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory authorities and the courts. If we become obligated to restate or recalculate the amounts we report under these programs, our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and our price discounts and rebates could be increased. Additionally, we could be held liable for errors associated with our submission of pricing data under the Medicaid Drug Rebate Program and other federal or state drug pricing programs, including retroactive rebates and program refunds, and if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we could be subject to civil monetary penalties per item of false information. Certain failures to submit required data could result in a civil monetary penalty for each day the information is late beyond the due date and be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate Program, or, if we fail to comply with 340B program requirements, the Health Resources and Services Administration, or HRSA, could decide to terminate our 340B program participation agreement. In the event that CMS terminates our rebate agreement or HRSA terminates our 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. We are also subject to civil monetary and other penalties applicable to the drug pricing negotiation program and Part B and Part D inflation rebate programs, as discussed further below under the risk factor entitled “Healthcare regulations aimed at reducing healthcare costs may have a material adverse effect on our business or results of operation.”

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

We and our employees are also subject to other statutes and regulations related to our business, including regulations imposed by the FDA and applicable non-U.S. regulators, as previously discussed; anti-bribery and anti-corruption laws and regulations applicable to activities outside the U.S.; rules on reporting financial and other information or data timely and accurately; and rules related to insider trading.

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

The FDA and other regulatory and enforcement authorities strictly regulate the promotional claims that may be made about prescription products and enforce laws and regulations prohibiting the promotion of unapproved, or “off-label” uses. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the approved labeling of the product. For example, ZURZUVAE is approved in the U.S. for the treatment of adults with PPD only and may not be promoted for any uses that are not approved by the FDA, including MDD. If we are found to have promoted off-label uses for any product, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has taken steps to restrict promotional activities of those companies. Pharmaceutical companies have also been prosecuted and incurred significant civil, criminal and administrative penalties, damages, and fines under the False Claims Act in connection with their alleged off-label promotion of drugs. Any promotion of an off-label use of ZURZUVAE or any of our current or future products or product candidates by us or any of our employees could subject us to significant liability, which would materially adversely affect our business and financial condition.

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations that describe the types of evidence that the Agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.

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

We cannot provide any assurances that any of our pending patent applications will mature into issued patents. For example, the U.S. Patent and Trademark Office, or U.S. PTO, has issued a final rejection against one of our patent applications claiming one of our proprietary GABAA positive allosteric modulator compounds, asserting a lack of novelty and non-obviousness. We have abandoned our appeal of the rejection and are pursuing protection of that proprietary compound in a continuing patent application, but we may not be successful in obtaining a granted patent.

We may be unable to obtain issued patents covering our proprietary compounds. We cannot provide any assurances that any of our issued patents will be enforceable or include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, the issued patent and patent applications that provide coverage for ZULRESSO only cover particular formulations and particular methods of using such formulations to treat depressive disorders such as PPD and MDD. As a result, such issued patent and any patent that may issue from such patent applications, would not prevent third-party competitors from creating, making and marketing alternative formulations of brexanolone that fall outside the scope of the patent claims or from practicing alternative methods. Moreover, other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. Such third-party patent positions may limit or even eliminate our ability to obtain patent protection for certain inventions.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from ZURZUVAE or from the sales of any other future products that are successfully developed and approved and may limit our ability to achieve profitability.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing; reduce the cost of prescription drugs, including under Medicare and Medicaid, which may potentially impact negotiations on pricing and discounts with commercial payors; review the relationship between pricing and manufacturer patient support programs; and reform government program reimbursement methodologies for drugs. There have been multiple Congressional and administrative efforts to address drug pricing, including the IRA. It is unclear whether any other legislation or public policy will come to pass, and if so, what effect it could have on our business.

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

At the state level, legislatures have increasingly passed legislation, and agencies have implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and price transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards, or PDABs, to conduct affordability reviews for certain drugs, including high-cost drugs and drugs with qualifying price increases. In some states, the PDAB has authority to set upper payment limits on what certain purchasers and payers may pay or reimburse for drugs that are found to pose an affordability challenge in the state. If one of our products is selected for an affordability review and subject to an upper payment limit by a PDAB, it could have a material adverse effect on our ability to commercialize the product and achieve the full value of our patents.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, including as a result of regulatory reform or other developments, could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and the Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, including the user fee program established under the Prescription Drug User Fee Act, or PDUFA, and statutory, regulatory and policy changes. Average review times at the Agency have fluctuated in recent years. Disruptions at the FDA and other agencies, including as a result of personnel losses, may delay the availability or responsiveness of regulators throughout the development process, which could negatively impact our ability to advance our programs. For example, such disruptions could slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

In addition, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through March 31, 2025, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi and received a milestone payment under the collaboration agreement with Biogen totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD. As of March 31, 2025, our cash, cash equivalents and marketable securities were $423.9 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $62.2 million for the three months ended March 31, 2025, and our accumulated deficit was $3.0 billion as of March 31, 2025.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our pipeline prioritization and anticipated cost savings from the October 2024 corporate reorganization, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD and as we continue work to advance ongoing and future product candidates. We expect these costs will include the costs and expenses associated with our sales and marketing activities; conducting clinical trials of current and future product candidates; continuing certain research activities; outsourced manufacturing; pursuing potential business development activities; and the impact of future decisions and activities. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

If we are unable to generate significant product revenue and/or revenue from our current collaborations on a sustained basis, we will not become profitable and may be unable to continue operations without continued funding.

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

As of March 31, 2025, our cash, cash equivalents and marketable securities were $423.9 million. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of March 31, 2025, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our October 2024 corporate reorganization at the levels we expect. In addition, our operating plan may change. We may choose to seek additional funds through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing or royalty arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund our operations. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

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

The market price for our common stock, similar to that of other biopharmaceutical companies, is volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
the results of our commercialization efforts with respect to ZURZUVAE in the U.S. for the treatment of women with PPD, and our ability to attain and maintain commercial success;
•
developments related to the state of our collaborations, Biogen’s unsolicited, non-binding acquisition proposal, and our strategic alternatives review process;
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

In August 2024, a plaintiff filed a purported federal securities class action lawsuit in the Southern District of New York, or the Securities Class Action, against us and certain of our executive officers, or the Securities Class Action. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint in March 2025 against the original defendants and certain additional former officers. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased our stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, we, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York.

In addition, we received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission, or the SEC, in October 2024, requesting documents and information related to our NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information.

Also, in March 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of us, against fifteen of our current and former officers and directors, or the Derivative Litigation. Based significantly on the allegations underlying the Securities Class Action, the Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

At this time, we are unable to predict the outcome of the Securities Class Action, the SEC investigation, or the Derivative Litigation, or reasonably estimate a range of possible losses. If any of these matters were concluded in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance, such a conclusion could have a material adverse effect on our financial condition and business. In addition, any of these matters could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description
10.1*	Non-Employee Director Compensation Program, as Amended Effective January 1, 2025

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

SAGE THERAPEUTICS, INC.

April 29, 2025	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

April 29, 2025	By:	/s/ Christopher Benecchi
Christopher Benecchi
Chief Operating Officer (Principal Financial and Accounting Officer)