Form 10-Q
period 2025-06-30
Sage Therapeutics, Inc.
filed 2025-07-30
CIK 1597553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 23, 2025, there were 62,784,397 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the proposed acquisition of our company by Supernus Pharmaceuticals, Inc., including the anticipated time frame for completion of the transaction;
•
our expectations and goals for commercialization of ZURZUVAE® in the U.S. for the treatment of women with postpartum depression, or PPD, including our beliefs in the potential benefit and profile of ZURZUVAE for the treatment of women with PPD; our estimates as to the number of women with PPD; the potential market opportunity for ZURZUVAE for the treatment of women with PPD; our market access, sales and marketing, customer support, investment, and distribution strategies for ZURZUVAE and related expectations, goals, and assumptions, including our goals to establish ZURZUVAE as the standard of care for women with PPD, expand market growth in PPD, accelerate topline revenue growth, and ultimately help more women with PPD; our market access goal of helping all women with PPD who are prescribed ZURZUVAE gain access to ZURZUVAE as quickly as possible with minimal restrictions; and the potential future results of our commercialization efforts and investment in the U.S., including as a result of our recent sales force expansion;
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
•
our plans for and the potential costs, benefits and outcomes of our existing collaborations with Biogen MA Inc., or BIMA, and Biogen International GmbH, or, together with BIMA, Biogen, and Shionogi & Co., Ltd., or Shionogi;
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

Summary of Risks Related to our Business

Our business, prospects, financial condition, and operating results are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. These risks may include, but are not limited to, the following:

•
The conditions under that certain Agreement and Plan of Merger dated as of June 13, 2025, by and among us, Supernus Pharmaceuticals, Inc., or Supernus, and Saphire, Inc., or Purchaser, to Supernus’ consummation of the tender offer and our subsequent merger with Purchaser, may not be satisfied at all or in the anticipated time frame, which could have an adverse impact on our business and prospects.
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
•
Our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business. Our rejection of the unsolicited, nonbinding acquisition proposal from Biogen and our enforcement of the terms of the stock purchase agreement we entered into with Biogen may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under the Biogen collaboration agreement may have an adverse impact on sales of ZURZUVAE and may in turn materially adversely affect our business, results of operations, financial condition and prospects.
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

Sage Therapeutics, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$67,487	$81,021
Marketable securities	298,085	423,397
Collaboration receivable - related party	16,270	9,134
Other receivable	8,105	—
Prepaid expenses and other current assets	19,138	17,749
Total current assets	409,085	531,301
Property and equipment, net	674	890
Restricted cash	1,450	1,450
Right-of-use operating asset	9,957	10,753
Other long-term assets	1,756	2,828
Total assets	$422,922	$547,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$692	$12,699
Accrued expenses	42,072	57,598
Operating lease liability, current portion	1,878	1,318
Total current liabilities	44,642	71,615
Operating lease liability, net of current portion	9,543	10,518
Total liabilities	54,185	82,133
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 120,000,000 shares authorized at June 30, 2025 and December 31, 2024; 62,631,252 and 61,359,242 shares issued at June 30, 2025 and December 31, 2024, respectively; 62,628,219 and 61,356,209 shares outstanding at June 30, 2025 and December 31, 2024, respectively	6	6
Treasury stock, at cost, 3,033 shares at June 30, 2025 and December 31, 2024	(400)	(400)
Additional paid-in capital	3,451,307	3,435,564
Accumulated deficit	(3,082,191)	(2,970,325)
Accumulated other comprehensive income	15	244
Total stockholders’ equity	368,737	465,089
Total liabilities and stockholders’ equity	$422,922	$547,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$—	$600	$—	$2,289
Collaboration revenue - related party	23,209	7,420	37,036	13,633
Other revenue(1)	8,451	634	8,688	634
Total revenues	31,660	8,654	45,724	16,556
Operating costs and expenses:
Cost of revenues	(55)	1,407	600	2,676
Research and development	23,917	62,564	46,676	134,297
Selling, general and administrative	61,997	55,983	119,589	108,556
Restructuring	(230)	—	283	—
Total operating costs and expenses	85,629	119,954	167,148	245,529
Loss from operations	(53,969)	(111,300)	(121,424)	(228,973)
Interest income	4,323	8,431	9,546	17,634
Other income (expense), net	(6)	15	12	2
Net loss	$(49,652)	$(102,854)	$(111,866)	$(211,337)
Net loss per share—basic and diluted	$(0.79)	$(1.70)	$(1.80)	$(3.50)
Weighted average number of common shares outstanding—basic and diluted	62,610,598	60,538,319	62,236,163	60,337,258
Comprehensive loss:
Net loss	$(49,652)	$(102,854)	$(111,866)	$(211,337)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(127)	96	(229)	123
Total comprehensive loss	$(49,779)	$(102,758)	$(112,095)	$(211,214)

(1) Includes related-party amounts of $372 and $609 for the three and six months ended June 30, 2025, respectively (see Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(111,866)	$(211,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,660	30,865
Premium on marketable securities	(295)	(135)
Amortization of discount on marketable securities	(1,423)	(3,491)
Depreciation expense	216	647
Changes in operating assets and liabilities:
Collaboration receivable - related party	(7,136)	73,066
Other receivable	(8,105)	—
Prepaid expenses and other current assets	(1,389)	3,082
Other long-term assets	1,072	248
Right-of-use operating asset	796	3,238
Operating lease liabilities, current	560	(3,754)
Operating lease liabilities, non-current	(975)	—
Accounts payable	(12,007)	(1,668)
Accrued expenses and other liabilities	(15,526)	(9,030)
Net cash used in operating activities	(140,418)	(118,269)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	283,376	398,986
Purchases of marketable securities	(156,575)	(259,936)
Net cash provided by investing activities	126,801	139,050
Cash flows from financing activities
Proceeds from stock option exercises and employee stock purchase plan issuances	242	1,585
Payments of offering costs	—	(117)
Proceeds from public offerings of common stock, net of commissions and underwriting discounts	—	8,163
Payment of employee tax obligations related to vesting of restricted stock units	(159)	(3)
Net cash provided by financing activities	83	9,628
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,534)	30,409
Cash, cash equivalents, and restricted cash at beginning of period	82,471	72,324
Cash, cash equivalents, and restricted cash at end of period	$68,937	$102,733
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	67,487	99,901
Restricted cash	1,450	2,832
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$68,937	$102,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sage Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2023	60,043,643	$6	3,033	$(400)	$3,370,397	$(814)	$(2,569,659)	$799,530
Issuance of common stock from exercises of stock options	7,142	—	—	—	52	—	—	52
Issuance of common stock under the employee stock purchase plan	61,402	—	—	—	1,507	—	—	1,507
Vesting of restricted stock units, net of employee tax obligations	69,844	—	—	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	—	—	13,170	—	—	13,170
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(108,483)	(108,483)
Balances at March 31, 2024	60,182,031	6	3,033	(400)	3,385,124	(787)	(2,678,142)	705,801
Issuance of common stock from exercises of stock options	2,920	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	16,947	—	—	16,947
Issuance of common stock upon public offering, net of issuance costs	700,000	—	—	—	8,047	—	—	8,047
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	96	—	96
Vesting of restricted stock units, net of employee tax obligations	9,983	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(102,854)	(102,854)
Balances at June 30, 2024	60,894,934	$6	3,033	$(400)	$3,410,143	$(691)	$(2,780,996)	$628,062

Balances at December 31, 2024	61,356,209	$6	3,033	$(400)	$3,435,564	$244	$(2,970,325)	$465,089
Issuance of common stock under the employee stock purchase plan	52,436	—	—	—	242	—	—	242
Vesting of restricted stock units, net of employee tax obligations	1,132,073	—	—	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	—	—	6,927	—	—	6,927
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	(62,214)	(62,214)
Balances at March 31, 2025	62,540,718	6	3,033	(400)	3,442,639	142	(3,032,539)	409,848
Vesting of restricted stock units, net of employee tax obligations	87,501	—	—	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	—	—	8,733	—	—	8,733
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	(49,652)	(49,652)
Balances at June 30, 2025	62,628,219	$6	3,033	$(400)	$3,451,307	$15	$(3,082,191)	$368,737

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

The Company’s product ZURZUVAE® (zuranolone) was approved by the U.S. Food and Drug Administration (the “FDA”) on August 4, 2023, for the treatment of postpartum depression (“PPD”) in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available for women with PPD in December 2023. The Company and Biogen MA Inc. (“BIMA”) and Biogen International GmbH (together with BIMA, “Biogen”) collaborate on the commercialization of ZURZUVAE for the treatment of women with PPD.

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

The Company’s product ZULRESSO® (brexanolone) CIV injection was previously approved in the U.S. for the treatment of PPD in individuals 15 years old and older. The Company discontinued commercial availability of ZULRESSO as of December 31, 2024, and withdrew the NDA for ZULRESSO in April 2025.

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

Proposed Acquisition by Supernus Pharmaceuticals, Inc.

On June 13, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Supernus Pharmaceuticals, Inc., a Delaware corporation (“Supernus”), and Saphire, Inc., a Delaware corporation and a wholly owned subsidiary of Supernus (“Purchaser”). Pursuant to the Merger Agreement, on July 2, 2025, Purchaser commenced a tender offer to purchase all of the outstanding shares of the Company’s common stock (the “Shares”) for $8.50 per Share, net to the seller in cash, without interest and subject to any withholding of taxes, plus one nontransferable contractual contingent value right (“CVR”) per Share, which represents the right to receive up to $3.50 per Share upon the satisfaction of specified milestones, net to the seller in cash, without interest and subject to any withholding of taxes, pursuant to the CVR Agreement (as defined in the Merger Agreement), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated July 2, 2025, as amended or supplemented from time to time, and in the related Letter of Transmittal, as amended or supplemented from time to time (together, the “Offer”). The initial expiration date of the Offer is one minute after 11:59 p.m., Eastern Time, on July 30, 2025, unless extended or earlier terminated as permitted by the Merger Agreement.

Each CVR represents the right to receive (i) $0.50 upon the first commercial sale in Japan after regulatory approval in Japan to a third-party customer of the pharmaceutical product that, as of the date of the CVR Agreement, is marketed in the U.S. under the name ZURZUVAE and is the subject of the current regulatory filing (including any amended filings based thereon) by Shionogi & Co., Ltd. (“Shionogi”), inclusive of its affiliates, the Company’s collaboration partner in Japan, for the treatment of major depressive disorder on or prior to June 30, 2026; (ii) $1.00 upon achievement of Net Sales (as defined in the CVR Agreement) of ZURZUVAE equal to or exceeding $250,000,000 in the U.S. during a calendar year on or prior to December 31, 2027; (iii) $1.00 upon achievement of Net Sales of ZURZUVAE equal to or exceeding $300,000,000 in the U.S. during a calendar year on or prior to December 31, 2028; and (iv) $1.00 upon achievement of Net Sales of ZURZUVAE equal to or exceeding $375,000,000 in the U.S. during a calendar year on or prior to December 31, 2030. If more than one milestone is achieved during any twelve-month period, all milestone payments corresponding to such achieved milestones shall be payable.

The Merger Agreement provides, among other things, that if the Offer is consummated, as soon as practicable (and in no event later than one (1) business day) following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, and in accordance with the relevant provisions of the Delaware General Corporation Law (the “DGCL”) and other applicable legal requirements, Purchaser will be merged with and into the Company (the “Merger”), the separate existence of Purchaser will cease and the Company will continue as the surviving corporation in the Merger, becoming a wholly owned subsidiary of Supernus. As a result of the Merger, the Company will cease to be a publicly traded company.

The consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (i) there being validly tendered (and not validly withdrawn) Shares that, considered together with all other Shares (if any) beneficially owned by Supernus and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (the “Minimum Condition”); provided, however, that for purposes of determining whether the Minimum Condition has been satisfied, the parties shall exclude Shares tendered in the Offer pursuant to guaranteed delivery procedures that have not yet been “received” (as such term is defined in Section 251(h)(6)(f) of the DGCL); (ii) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period expired on July 25, 2025; (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary materiality standards, thresholds and exceptions; (iv) the Company’s compliance with, or performance of, in all material respects its covenants and agreements contained in the Merger Agreement; (v) there having not occurred any Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) other customary conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer and Merger is not subject to a financing condition.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature, including with respect to the operations of the business of the Company between signing and closing, governmental filings and approvals and other matters. The Merger Agreement also includes customary termination provisions for both the Company and Supernus and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company in order to enter into an acquisition agreement that the Board of Directors of the Company (the “Board”) has determined constitutes a Superior Offer (as defined in the Merger Agreement), the Company will be required to pay Supernus a termination fee of $22,376,056.

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

Going Concern

Under Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has incurred losses and negative cash flows from operations in each year since its inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen (the “Biogen Collaboration Agreement”). As of June 30, 2025, the Company had an accumulated deficit of $3.1 billion. Until such time, if ever, as the Company can generate substantial product revenue and/or collaboration revenue and achieve sustained profitability, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other sources of funding. If the Company is unable to raise additional funds through equity or debt financings or other sources of funding when needed, the Company may need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, its results of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, its cash flows for the six months ended June 30, 2025 and 2024, and its statements of changes in stockholders’ equity for the six months ended June 30, 2025 and 2024. The consolidated balance sheet at December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period.

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

The Company recorded shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive loss. The Company expensed incremental costs of obtaining a contract as incurred if the expected amortization period of the asset would be less than one year. If the Company were to incur incremental costs with an amortization period greater than a year, such costs would be capitalized as contract assets, as they are expected to be recovered, and would be expensed by amortizing on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company did not have any contract assets (unbilled receivables) at June 30, 2025. The Company did not have any contract liabilities at June 30, 2025, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers. Amounts billed or invoiced that are considered trade accounts receivable are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of June 30, 2025, the Company did not have any trade accounts receivable outstanding. As of December 31, 2024, the Company had not provided any allowance for bad debts against the trade accounts receivable, and the amount of trade accounts receivable was not significant.

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

License, Milestone, Collaboration, and Other Revenue

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time upon transfer of control of the promised goods to the customer or over time, and if over time this is based on the use of an output or input method. Revenue from the Company’s collaboration agreement with Shionogi has come from initial, upfront consideration upon execution of the agreement and for the supply of active pharmaceutical ingredient (“API”) and drug product for Shionogi’s clinical development and preparation for Shionogi’s expected commercial launch of zuranolone for the treatment of MDD in Japan. Revenue from the Company’s collaboration agreement with Biogen has come from initial, upfront consideration related to the execution of the Biogen Collaboration Agreement, milestone payments, services performed in connection with all countries of the world other than the U.S., other than the Shionogi Territory (as defined below), and the Company’s share of ZURZUVAE revenues under the elements of the arrangement accounted for under ASC Topic 808, Collaborative Arrangements (“Topic 808”). The Company refers to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the applicable Licensed Product as the “Biogen Territory”. For additional information, see the Collaborative Arrangements section below and refer to Note 7, Collaboration Agreements.

As of June 30, 2025 and December 31, 2024, the Company had not provided any allowance for bad debts against the other receivable or collaboration receivable - related party.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above and presents the arrangement as license and milestone revenue or other revenue in the condensed consolidated statements of operations and comprehensive loss.

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

The Company’s cash equivalents and marketable securities at June 30, 2025 and December 31, 2024 were carried at fair value, determined according to the fair value hierarchy; see Note 3, Fair Value Measurements.

The carrying amounts reflected in the condensed consolidated balance sheets for the collaboration receivable – related party, other receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2025 and December 31, 2024, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2024. All entities should apply the guidance prospectively but have the option to apply it retrospectively. The Company will adopt ASU 2023-09 retrospectively for the annual period beginning after December 15, 2024. The Company expects ASU 2023-09 to only impact certain limited disclosures with no material impact to the consolidated financial statements.

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

The fair values of the Company’s marketable securities are based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies, marketable securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2025 and December 31, 2024.

The following tables summarize the Company’s cash equivalents and marketable securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$61,921	$61,921	$—	$—
U.S. commercial paper	4,345	—	4,345	—
Total cash equivalents	66,266	61,921	4,345	—
Marketable securities:
U.S. government securities	8,696	—	8,696	—
U.S. corporate bonds	197,075	—	197,075	—
International corporate bonds	53,116	—	53,116	—
U.S. commercial paper	16,434	—	16,434	—
International commercial paper	13,629	—	13,629	—
U.S. certificates of deposit	3,040	—	3,040	—
U.S. municipal securities	6,095	—	6,095	—
Total marketable securities	298,085	—	298,085	—
	$364,351	$61,921	$302,430	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market funds	$73,845	$73,845	$—	$—
U.S. government securities	5,397	—	5,397	—
U.S. commercial paper	997	—	997	—
Total cash equivalents	80,239	73,845	6,394	—
Marketable securities:
U.S. government securities	36,457	—	36,457	—
U.S. corporate bonds	269,013	—	269,013	—
International corporate bonds	52,461	—	52,461	—
U.S. commercial paper	30,373	—	30,373	—
International commercial paper	24,144	—	24,144	—
U.S. certificates of deposit	900	—	900	—
U.S. municipal securities	10,049	—	10,049	—
Total marketable securities	423,397	—	423,397	—
	$503,636	$73,845	$429,791	$—

During the six months ended June 30, 2025 and 2024, there were no transfers among the Level 1, Level 2 and Level 3 categories.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale securities by major security type including gross unrealized gains and losses and credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$8,697	$—	$(1)	$—	$8,696
U.S. corporate bonds	197,070	68	(63)	—	197,075
International corporate bonds	53,106	32	(22)	—	53,116
U.S. commercial paper	16,434	—	—	—	16,434
International commercial paper	13,629	—	—	—	13,629
U.S. certificates of deposit	3,040	—	—	—	3,040
U.S. municipal securities	6,094	1	—	—	6,095
	$298,070	$101	$(86)	$—	$298,085

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
	(in thousands)
Assets:
U.S. government securities	$36,444	$18	$(5)	$—	$36,457
U.S. corporate bonds	268,841	305	(133)	—	269,013
International corporate bonds	52,411	65	(15)	—	52,461
U.S. commercial paper	30,373	—	—	—	30,373
International commercial paper	24,144	—	—	—	24,144
U.S. certificates of deposit	900	—	—	—	900
U.S. municipal securities	10,040	9	—	—	10,049
	$423,153	$397	$(153)	$—	$423,397

As of June 30, 2025 and December 31, 2024, the Company had $2.2 million and $3.4 million, respectively, of accrued interest receivable relating to the Company’s available-for-sale securities, which is included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

No accrued interest receivable was written off during the three and six months ended June 30, 2025 and 2024. Realized gains or losses were immaterial for the three and six months ended June 30, 2025 and 2024.

The following tables summarize the fair value and the unrealized losses of the Company’s marketable securities that have been in a loss position for either less than twelve months or greater than twelve months as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$8,695	$(1)	$—	$—	$8,695	$(1)
U.S. corporate bonds	98,801	(63)	—	—	98,801	(63)
International corporate bonds	27,868	(22)	—	—	27,868	(22)
	$135,364	$(86)	$—	$—	$135,364	$(86)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government securities	$11,032	$(5)	$—	$—	$11,032	$(5)
U.S. corporate bonds	83,946	(129)	10,197	(4)	94,143	(133)
International corporate bonds	7,312	(15)	—	—	7,312	(15)
	$102,290	$(149)	$10,197	$(4)	$112,487	$(153)

As of June 30, 2025 and December 31, 2024, the unrealized losses on the Company’s investments in U.S. government securities, U.S. corporate bonds, and international corporate bonds were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. As of June 30, 2025, the Company does not intend to sell those investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. corporate bonds, international corporate bonds, and U.S. municipal securities with a fair value of $18.9 million and maturities of one to two years.

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

There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2025 and the year ended December 31, 2024.

5. Accrued Expenses

The following table summarizes the components of accrued expenses as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accrued research and development costs	$7,318	$19,758
Restructuring	2,174	15,307
Employee-related	10,748	14,840
Professional services	21,413	7,114
Other	419	579
	$42,072	$57,598

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

On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of the Company, against sixteen current and former officers and directors of the Company (the “Zhu Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

On May 13, 2025, plaintiff shareholder Jurgen Matton commenced derivative litigation in the Southern District of New York, purportedly on behalf of the Company, against sixteen current and former officers and directors of the Company (the “Matton Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Matton Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On May 22, 2025, plaintiff shareholder Joseph Pizzelanti commenced derivative litigation in the Southern District of New York, purportedly on behalf of the Company, against sixteen current and former officers and directors of the Company (the “Pizzelanti Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Pizzelanti Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On June 20, 2025, the Company, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation (the “Consolidated Derivative Litigation”).

In addition, as of July 29, 2025, two complaints have been filed in state court by purported stockholders of the Company relating to the Merger Agreement. On July 8, 2025, a purported stockholder of the Company filed a complaint against the Company and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025 (the “Taylor Complaint”). On July 9, 2025, a purported stockholder of the Company filed a complaint against the Company and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 (together with the Taylor Complaint, the “Merger Complaints”).

The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 2, 2025, together with the exhibits and annexes thereto (the “Schedule 14D-9”), omitted certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. The Company has also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints.

While the Company believes that the disclosures set forth in the Schedule 14D-9 comply fully with all applicable law and denies the allegations in the Merger Complaints, in order to (i) moot the plaintiffs’ disclosure claims and similar claims asserted in certain demand letters received from other purported stockholders of the Company, (ii) avoid nuisance and possible expense and business delays, and (iii) provide additional information to its stockholders, the Company determined to voluntarily supplement certain disclosures in the Schedule 14D-9 related to plaintiffs’ and purported stockholders’ claims with the supplemental disclosures set forth in the Company’s amendment to the Schedule 14D-9, filed on July 21, 2025 (the “Supplemental Disclosures”). Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

At this time, the Company is unable to predict the outcome of the Securities Class Action, the SEC investigation, the Consolidated Derivative Litigation, or the Merger Complaints, or reasonably estimate a range of possible losses.

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

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi Territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi Territory under the collaboration and license agreement, in the quantities agreed to by the parties. Other revenue from the clinical supply agreement, which excludes the $90.0 million upfront payment, pertains to the clinical material sold under the terms of the clinical supply agreement. For the three and six months ended June 30, 2025, the Company recognized $8.1 million of other revenue from the Company’s agreement with Shionogi related to the supply of API in preparation for Shionogi’s expected commercial launch of zuranolone for the treatment of MDD in Japan. A commercial supply agreement has not yet been entered into and the parties are operating under the provisions of the existing clinical supply agreement. For the three and six months ended June 30, 2024, the Company recognized $0.6 million of other revenue from the Company’s agreement with Shionogi.

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

In the fourth quarter of 2023, the Company achieved a milestone for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. and recognized license and milestone revenue – related party of $75.0 million during the fourth quarter of the year ended December 31, 2023. Payment of the $75.0 million milestone was received during January 2024. During the three and six months ended June 30, 2025 and 2024, no license and milestone revenue – related party was recognized related to the Biogen Collaboration Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Collaboration revenue - related party	$23,209	$7,420	$37,036	$13,633
Cost of revenues (1)	5	1,294	730	2,495
Research and development expenses	738	4,943	2,034	11,974
Selling, general and administrative expenses	22,826	13,072	43,420	26,055

(1) Includes a one-time reversal of previously accrued regulatory expenses in the three and six months ended June 30, 2025, totaling $625.

The revenue, cost of revenues, and expense categories in the table below reflect the following reimbursement amounts to (from) Biogen to account for the sharing of economics under the Biogen Collaboration Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Collaboration revenue - related party	$(23,209)	$(7,420)	$(37,036)	$(13,633)
Cost of revenues	(697)	(566)	(827)	(1,128)
Research and development expenses(1)	2,975	(3,325)	2,736	(8,982)
Selling, general and administrative expenses	6,231	1,019	11,017	3,325

(1) Includes a $2,860 credit to Biogen for API shipped to Shionogi in the three and six months ended June 30, 2025 for expenses previously shared and reimbursed from Biogen to Sage under the Biogen Collaboration Agreement.

As of June 30, 2025, the Company recorded a collaboration receivable - related party of $16.3 million in the condensed consolidated balance sheet, representing net reimbursement for the amounts due for the three months ended June 30, 2025 and other revenue for the six months ended June 30, 2025 and three months ended December 31, 2024. As of December 31, 2024, the Company recorded a collaboration receivable – related party of $9.1 million, representing net reimbursement for the amounts due for the three months ended December 31, 2024 and other revenue for the three months ended December 31, 2024.

During the six months ended June 30, 2025, no payments were made to Biogen and the Company received $17.4 million from Biogen for the net reimbursement amounts due for the three months ended December 31, 2024 and the three months ended March 31, 2025. During the six months ended June 30, 2024, no payments were made to Biogen and the Company received $93.1 million from Biogen for the net reimbursement amounts due for the three months ended December 31, 2023 and the three months ended March 31, 2024.

During the three and six months ended June 30, 2025, the Company recorded $0.4 million and $0.6 million, respectively, of other revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the three and six months ended June 30, 2024, no other revenue was recognized related to the Biogen Collaboration Agreement.

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

8. Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 120,000,000 authorized shares of common stock, par value $0.0001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of June 30, 2025 and December 31, 2024, no dividends have been declared.

As of June 30, 2025, the Company held 3,033 shares of Company common stock in treasury related to the receipt of these shares from an employee as consideration for exercises of stock options. The total cost of shares held in treasury at June 30, 2025 was $0.4 million.

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

During the three and six months ended June 30, 2025, the Company did not sell any shares under the ATM Sales Agreement. During the three and six months ended June 30, 2024, the Company sold an aggregate of 700,000 shares under the Original Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million. As of June 30, 2025, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

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

As of June 30, 2025, the total number of shares underlying outstanding awards under the 2024 Plan, the 2014 Plan, and the 2016 Plan was 8,652,872, and the total number of shares available for future issuance under the 2024 Plan was 6,247,443 shares.

On June 16, 2022, the Company’s stockholders approved an amendment to the amended 2014 Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board, to add 300,000 shares of common stock to the ESPP. On June 15, 2023, the Company’s stockholders approved another amendment to the ESPP, which had been previously approved by the Board, to add an additional 500,000 shares of common stock to the ESPP. On June 11, 2025, the Company’s stockholders approved another amendment to the ESPP, which had been previously approved by the Board, to add an additional 500,000 shares of common stock to the ESPP. As amended, a total of 1,582,000 shares of common stock have been authorized for issuance under the ESPP. As of June 30, 2025, 715,242 shares have been issued and 866,758 shares are available for future issuance under the ESPP. Under the terms of the

Merger Agreement, all offering periods under the ESPP following June 30, 2025, are suspended unless and until the Merger Agreement is terminated.

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

Restricted Stock Units

The following table summarizes activity relating to time-based restricted stock units and performance restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,000,390	$30.04
Granted	1,994,292	$7.44
Vested	(1,241,690)	$22.63
Forfeited	(662,521)	$27.66
Outstanding as of June 30, 2025	3,090,471	$18.94

Time-based restricted stock units

During the three and six months ended June 30, 2025, the Company granted 82,840 and 1,576,292 time-based restricted stock units, respectively, to its employees.

During the three and six months ended June 30, 2024, the Company granted 24,941 and 882,025 time-based restricted stock units, respectively, to its employees.

During the three and six months ended June 30, 2025, there were 9,430 and 1,154,333 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three and six months ended June 30, 2025, was $0.1 million and $8.5 million, respectively.

During the three and six months ended June 30, 2024, there were 10,096 and 80,039 time-based restricted stock units that vested, respectively. The fair value on the date of vesting for the three and six months ended June 30, 2024, was $0.1 million and $1.7 million, respectively.

At June 30, 2025, 1,916,330 time-based restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $14.2 million, which is expected to be recognized over the remaining weighted average vesting period of 3.36 years.

Performance restricted stock units

During the three and six months ended June 30, 2025, the Company granted 6,000 and 418,000 performance restricted stock units, respectively, to its employees.

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

During the three months ended June 30, 2025, the criteria for one vesting milestone for outstanding performance restricted stock units was met. The fair value of the 87,357 shares on the date of vesting was $0.6 million.

As of June 30, 2025, the criteria for one vesting milestone for outstanding performance restricted stock units was considered probable. The Company recognized stock-based compensation expense related to the probable vesting of this performance restricted stock unit of $2.9 million during the three months ended June 30, 2025. As of June 30, 2025, $0.2 million of expense remains to be recognized.

No performance restricted stock units vested during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, the Company recorded $0.5 million and $0.7 million, respectively, of stock-based compensation expense, related to performance restricted stock units for which vesting is tied to total stockholder return.

During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $0.8 million, respectively, of stock-based compensation expense, related to performance restricted stock units for which vesting is tied to total stockholder return.

As of June 30, 2025, 1,174,141 performance restricted stock units were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to these awards was $30.2 million.

Stock Option Rollforward

The following table summarizes activity related to time-based and performance-based stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	5,757,824	$52.52	5.34	$—
Granted	1,086,975	$6.99
Forfeited	(822,102)	$49.91
Expired	(460,296)	$41.23
Outstanding as of June 30, 2025	5,562,401	$44.94	6.23	$2,464
Exercisable as of June 30, 2025	3,497,307	$54.55	5.03	$—

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to its outstanding and unvested time-based stock option awards of $19.5 million, which is expected to be recognized over the remaining weighted average vesting period of 3.76 years.

There were no stock options exercised during the six months ended June 30, 2025. The intrinsic value of stock options exercised during the six months ended June 30, 2024 was $0.1 million.

Performance-Based Stock Options

Recognition of stock-based compensation expense associated with performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2025 and 2024, for performance-based stock option grants that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards during the three and six months ended June 30, 2025 and 2024, respectively.

During the three and six months ended June 30, 2025 and 2024, the Company granted no stock options to purchase shares of common stock that contain performance-based vesting criteria.

During the three and six months ended June 30, 2025 and 2024, no milestones were achieved under performance-based stock options.

As of June 30, 2025, 455,000 performance-based stock options were both outstanding and unvested, the total unrecognized stock-based compensation expense related to these awards was $24.9 million before the application of the forfeiture rate and the timing of recognition of this stock-based compensation expense is subject to judgment of the Company as to when the performance conditions are considered probable of being achieved.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$3,082	$6,118	$5,138	$11,084
Selling, general and administrative	5,651	11,049	10,522	19,781
	$8,733	$17,167	$15,660	$30,865

The following table summarizes stock-based compensation expense by award type recognized during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$3,468	$7,724	$6,823	$15,175
Restricted stock units	5,140	9,223	8,535	14,942
Employee stock purchase plan	125	220	302	748
	$8,733	$17,167	$15,660	$30,865

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

The weighted average grant date fair value per share of stock options granted under the Company’s stock option plans during the six months ended June 30, 2025 and 2024 was $4.81 and $14.69, respectively.

10. Net Loss Per Share

The following table shows the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(49,652)	$(102,854)	$(111,866)	$(211,337)
Denominator:
Weighted average common stock outstanding - basic and diluted	62,610,598	60,538,319	62,236,163	60,337,258
Net loss per share - basic and diluted	$(0.79)	$(1.70)	$(1.80)	$(3.50)

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share because including them would have been anti-dilutive as of the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	5,107,401	6,551,329	5,107,401	6,551,329
Restricted stock units	1,916,330	2,343,027	1,916,330	2,343,027
Employee stock purchase plan	154,173	155,484	154,173	155,484
	7,177,904	9,049,840	7,177,904	9,049,840

Stock options and restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of potential dilutive securities above.

11. Restructuring

In August 2023, the Company implemented a strategic corporate reorganization and reprioritization of its pipeline (the “2023 Restructuring”). The 2023 Restructuring included a reduction of the Company’s workforce by approximately 40%, designed to right-size the organization as the Company worked to achieve sustained growth and support the commercialization of ZURZUVAE for the treatment of women with PPD. During the three and six months ended June 30, 2025, the Company did not record any related expense. During the six months ended June 30, 2024, the Company recorded a $0.6 million reversal of related expense.

As of June 30, 2025, the Company had paid all 2023 Restructuring charges. Total restructuring charges incurred through June 30, 2025 were $32.9 million, which is the total amount to be incurred.

In October 2024, the Company implemented a plan to reorganize its business operations (the “2024 Restructuring”), including to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and its prioritized pipeline development efforts. As part of the 2024 Restructuring, the Company implemented a reduction of approximately 33% of the Company’s total workforce and approximately 55% of the Company’s research and development workforce. During the six months ended June 30, 2025, the Company recorded net additional expense of $0.3 million related to the 2024 Restructuring, primarily for one-time termination benefits to the affected employees, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance.

The Company expects that substantially all of the accrued 2024 Restructuring charges as of June 30, 2025, will be paid in cash by September 30, 2025. Total charges related to the 2024 Restructuring incurred through June 30, 2025 are $22.6 million, which is the total expected amount to be incurred.

The following table summarizes activity related to the restructuring accrual inclusive of both the 2023 Restructuring and the 2024 Restructuring:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance as of January 1	$15,307	$10,589
Restructuring expenses incurred, net	283	(597)
Cash paid	(13,416)	(9,230)
Non-cash activity	—	—
Balance as of June 30	$2,174	$762

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues	$31,660	$8,654	$45,724	$16,556
Cost of revenues	(55)	1,407	600	2,676
Program expenses (1)
zuranolone (ZURZUVAE)	15,835	4,695	27,845	9,952
SAGE-319	2,954	2,306	4,621	3,259
SAGE-324	(1,597)	2,286	(2,435)	6,118
dalzanemdor	(1,944)	15,331	(1,974)	38,999
Other research and development programs	3,472	8,067	6,977	17,524
Non-program expenses (2)	24,299	22,933	43,556	45,065
People and staff augmentation	34,162	45,760	72,013	91,670
Restructuring	(230)	—	283	(597)
Other segment items (3)	4,416	8,723	6,104	13,227
Net loss	$(49,652)	$(102,854)	$(111,866)	$(211,337)

(1) Includes external research and development, and selling, general and administrative expenses.
(2) Includes information technology, infrastructure, facilities, legal, commercial data and systems, chemistry platform, intellectual property, and other general and administrative expense.
(3) Includes stock-based compensation expense, interest income, and other (income) expense.

13. Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA amends U.S. tax laws, including provisions related to bonus depreciation, and research and development. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

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

Proposed Acquisition by Supernus Pharmaceuticals, Inc.

On June 13, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Supernus Pharmaceuticals, Inc., or Supernus, a Delaware corporation, and Saphire, Inc., or Purchaser, a Delaware corporation and a wholly owned subsidiary of Supernus. Pursuant to the Merger Agreement, on July 2, 2025, Purchaser commenced a tender offer to purchase all of the outstanding shares of our common stock, or the Shares, for $8.50 per Share, net to the seller in cash, without interest and subject to any withholding of taxes, plus one nontransferable contractual contingent value right, or CVR, per Share, which represents the right to receive up to $3.50 per Share upon the satisfaction of specified milestones, net to the seller in cash, without interest and subject to any withholding of taxes, pursuant to the CVR Agreement (as defined in the Merger Agreement), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated July 2, 2025, as amended or supplemented from time to time, and in the related Letter of Transmittal, as amended or supplemented from time to time, or together, the Offer. The initial expiration date of the Offer is one minute after 11:59 p.m., Eastern Time, on July 30, 2025, unless extended or earlier terminated as permitted by the Merger Agreement.

Each CVR represents the right to receive (i) $0.50 upon the first commercial sale in Japan after regulatory approval in Japan to a third-party customer of the pharmaceutical product that, as of the date of the CVR Agreement, is marketed in the U.S. under the name ZURZUVAE and is the subject of the current regulatory filing (including any amended filings based thereon) by Shionogi & Co., Ltd., or Shionogi, inclusive of its affiliates, our collaboration partner in Japan, for the treatment of major depressive disorder on or prior to June 30, 2026; (ii) $1.00 upon achievement of Net Sales (as defined in the CVR Agreement) of ZURZUVAE equal to or exceeding $250,000,000 in the U.S. during a calendar year on or prior to December 31, 2027; (iii) $1.00 upon achievement of Net Sales of ZURZUVAE equal to or exceeding $300,000,000 in the U.S. during a calendar year on or prior to December 31, 2028; and (iv) $1.00 upon achievement of Net Sales of ZURZUVAE equal to or exceeding $375,000,000 in the U.S. during a calendar year on or prior to December 31, 2030. If more than one milestone is achieved during any twelve-month period, all milestone payments corresponding to such achieved milestones shall be payable.

The Merger Agreement provides, among other things, that if the Offer is consummated, as soon as practicable (and in no event later than one (1) business day) following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, and in accordance with the relevant provisions of the Delaware General Corporation Law, or the DGCL, and other applicable legal requirements, Purchaser will be merged with and into us, or the Merger, the separate existence of Purchaser will cease and we will continue as the surviving corporation in the Merger, becoming a wholly owned subsidiary of Supernus. As a result of the Merger, we will cease to be a publicly traded company.

The consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (i) there being validly tendered (and not validly withdrawn) Shares that, considered together with all other Shares (if any) beneficially owned by Supernus and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer, or the Minimum Condition; provided, however, that for purposes of determining whether the Minimum Condition has been satisfied, the parties shall exclude Shares tendered in the Offer pursuant to guaranteed delivery procedures that have not yet been “received” (as such term is defined in Section 251(h)(6)(f) of the DGCL); (ii) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period expired on July 25, 2025; (iii) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary materiality standards, thresholds and exceptions; (iv) our compliance with, or performance of, in all material respects, our covenants and agreements contained in the Merger Agreement; (v) there having not occurred any Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) other customary conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer and Merger is not subject to a financing condition.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature, including with respect to the operations of our business between signing and closing, governmental filings and approvals and other matters. The Merger Agreement also includes customary termination provisions for both us and Supernus and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us in order to enter into an acquisition agreement that our Board of Directors has determined constitutes a Superior Offer (as defined in the Merger Agreement), we will be required to pay Supernus a termination fee of $22,376,056.

The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or the SEC, on June 16, 2025. For additional information related to the Merger Agreement and the Offer, refer to our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 2, 2025, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to our Pending Acquisition by Supernus Pharmaceuticals, Inc.” of this Quarterly Report on Form 10-Q.

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

We jointly commercialize ZURZUVAE with Biogen in the U.S. and have the right to jointly commercialize any additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed 217 Products, if any future development efforts are successful. In addition, we have granted Biogen sole rights to develop and commercialize the Licensed 217 Products outside the U.S., other than in Japan, Taiwan and South Korea, or the Shionogi Territory, with respect to zuranolone, where we have granted such rights to Shionogi. We refer to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to the Licensed 217 Products as the Biogen Territory.

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

We previously commercialized ZULRESSO® (brexanolone) CIV injection for the treatment of PPD. ZULRESSO is approved in the U.S. for the treatment of PPD in individuals 15 years old and older. ZULRESSO was administered as a continuous intravenous infusion for two and a half days and could only be administered in qualified medically-supervised healthcare settings. Given the complexities and challenges associated with administration of ZULRESSO, use of the product was limited and further reduced as a result of the availability of ZURZUVAE for the treatment of women with PPD. For that reason, we discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024, and withdrew the NDA for ZULRESSO in April 2025.

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

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the launch of our product ZULRESSO in June 2019. In the fourth quarter of 2020, we recorded revenue from the strategic collaboration with and stock purchase by Biogen. In addition, we record as “collaboration revenue - related party” our share of Biogen’s sales of ZURZUVAE, which became commercially available in December 2023. We also achieved and recognized a milestone totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023, as a result of the first sale of ZURZUVAE to a distributor and received the milestone payment in January 2024. We also generate revenues from the supply of active pharmaceutical ingredient, or API, to Shionogi under our collaboration agreement.

We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement, and we had an accumulated deficit of $3.1 billion as of June 30, 2025. Our net loss was $111.9 million for the six months ended June 30, 2025. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations and our commercialization activities. We expect to incur significant expenses and operating losses for the foreseeable future.

In October 2024, we implemented a strategic reorganization of our business operations intended to strengthen our balance sheet and focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and our prioritized pipeline development efforts, or the 2024 Restructuring. As part of the 2024 Restructuring, we implemented a reduction of approximately 33% of our total workforce and approximately 55% of our research and development workforce. We anticipate that the implementation of the 2024 Restructuring and our pipeline prioritization will result in a reduction of our operating expenses in 2025 relative to 2024. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2025, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from the Biogen Collaboration Agreement for the continued commercialization of ZURZUVAE for the treatment of women with PPD. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed. See “—Liquidity and Capital Resources”.

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

Until such time that we can generate significant revenue on a sustained basis from product sales, other revenues, and/or from collaborations, if ever, we expect to finance our additional cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing or royalty arrangements and other sources of funding. We may not be successful in our ongoing commercialization of ZURZUVAE or any other product and may not generate meaningful revenue or revenue at the levels or on the timing necessary to support our investment and goals. We may never successfully complete development of any of our current or future product candidates, successfully file for or obtain necessary regulatory approval for such product candidates or achieve commercial viability for any resulting approved product. We may not obtain or maintain adequate patent protection or other exclusivity for our products or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital if and when needed would have a negative impact on our financial condition and on our ability to pursue our business strategy. Arrangements with our existing collaborators have required us to relinquish rights to certain of our technologies or product candidates, and any future collaborations, licenses, or similar arrangements may require us to relinquish additional rights. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In the second quarter ended June 30, 2025, we shipped over 4,000 ZURZUVAE prescriptions to women with PPD, an increase of 36% from the prior quarter. Since commercial launch and through the second quarter ended June 30, 2025, we have shipped over 13,500 prescriptions to women with PPD. To help enable broad and equitable access, we also maintain a patient support program, ZURZUVAE For You, which provides educational resources, help with understanding insurance coverage, and assistance navigating the prescription fulfillment process for women with PPD who are prescribed treatment. This program also includes financial assistance for women with PPD, such as the potential for copay assistance for those with commercial insurance and the potential to be provided product at no cost for other eligible patients.

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

Under the terms of the agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization and drug product manufacturing of zuranolone for the treatment of MDD, and potentially other indications, in the Shionogi Territory. In October 2018, we also entered into a clinical supply agreement with Shionogi under which we supply Shionogi with zuranolone material for clinical and development purposes. To date, revenue from our collaboration with Shionogi has come from an initial, upfront license fee upon execution of the collaboration agreement of $90.0 million in the year ended December 31, 2018, and from the supply of materials under the clinical supply agreement for clinical development and in preparation for the expected commercial launch of zuranolone for the treatment of MDD in Japan. In the third quarter of 2024, Shionogi announced that it had submitted an NDA in Japan for zuranolone for the treatment of MDD. In March 2025, Shionogi began ordering API from us in anticipation of the regulatory approval and Shionogi’s potential commercial launch of zuranolone for the treatment of MDD in Japan, which is presented as other revenue in the condensed consolidated statements of operations and comprehensive loss.

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

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step revenue recognition model and present the arrangement as license and milestone revenue or other revenue in the condensed consolidated statements of operations and comprehensive loss.

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

Cost of Revenues

Cost of revenues included direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO for the periods prior to December 31, 2024. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting from collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Collaboration Agreements, in the accompanying Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report). Cost of revenues may also include period costs, related to certain inventory manufacturing services and inventory adjustment charges. We expect to utilize zero-cost inventory for ZURZUVAE for an extended period of time. We expect that our overall cost of revenues will increase over time due to sales of ZURZUVAE and the recording of our proportionate share of product costs in the U.S. under the Biogen Collaboration Agreement. There was zero cost of revenues recorded for the shipment of API to Shionogi as we used existing materials previously expensed as research and development.

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

For the periods presented, we consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of the Licensed 217 Products and, through the SAGE-324 Termination effective date, the Licensed 324 Products in the U.S., to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. In periods prior to commercialization, payments to or reimbursements from Biogen related to the co-development and co-manufacturing activities are accounted for as an increase to or reduction of research and development expense. Following commercialization in the U.S., payments to or reimbursements from Biogen related to commercial co-manufacturing activities in the U.S. are accounted for as an increase to or reduction of cost of revenues. During the three and six months ended June 30, 2025, we recorded net reimbursement from us to Biogen of $3.0 million and $2.7 million, respectively, that was added to our research and development expenses because Biogen incurred a greater amount of these expenses than us. During the three and six months ended June 30, 2024, we recorded net reimbursement of $3.3 million and $9.0 million, respectively, from Biogen to us that was deducted from our research and development expenses because we incurred a greater amount of these expenses than Biogen.

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

We expect that our selling, general and administrative expenses will increase in 2025 as compared to 2024, with increased ZURZUVAE commercialization expenses partially offset by reduced general and administrative expenses as a result of the 2024 Restructuring, as we and our collaboration partner, Biogen, continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. These expenses include the personnel costs associated with the direct sales and marketing force for ZURZUVAE and our patient support program for ZURZUVAE. For example, we recently completed a strategic expansion of our sales force, where we believe additional resources will help accelerate demand for ZURZUVAE for the treatment of women with PPD. In addition to sales force expansion, our current commercialization investment plan includes digital marketing campaigns to help expand market growth in PPD, along with increased disease state awareness efforts to support improved PPD screening and diagnosis. We also expect to continue to incur significant expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure and office-related costs, such as information technology costs.

We consider the collaborative activities associated with the co-development, co-commercialization, and co-manufacturing of the Licensed 217 Products and, through the SAGE-324 Termination effective date on February 17, 2025, the Licensed 324 Products in the U.S., to be separate units of account within the scope of Topic 808 as we and Biogen are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on the development and commercial success of the activities in the arrangement. Payments to or reimbursements from Biogen related to the co-commercialization activities are accounted for as an increase to or reduction of selling, general and administrative expense. During the three and six months ended June 30, 2025, we recorded net reimbursement of $6.2 million and $11.0 million, respectively, and during the three and six months ended June 30, 2024 we recorded net reimbursement of $1.0 million and $3.3 million, respectively, from us to Biogen that was added to our selling, general and administrative expenses because Biogen incurred a greater amount of these expenses than us.

2024 Restructuring

In October 2024, we implemented the 2024 Restructuring to focus investment on the ongoing launch of ZURZUVAE for the treatment of women with PPD and prioritized pipeline development efforts. The reorganization included a reduction of approximately 33% of our total workforce and approximately 55% of our research and development workforce. As a result, we expect that our operating expenses will decrease in 2025 as compared to 2024. During the six months ended June 30, 2025, we recorded net $0.3 million of additional expense related to the 2024 Restructuring, primarily for one-time termination benefits to the affected employees, primarily consisting of cash payments of severance, healthcare benefits and outplacement assistance. Through June 30, 2025, we have recorded a total of $22.6 million of expense related to the 2024 Restructuring. We do not expect to incur any additional expense related to the 2024 Restructuring in future periods. We expect that substantially all of the accrued 2024 Restructuring charges incurred through June 30, 2025 will be paid in cash as of September 30, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Product revenue, net	$—	$600	$(600)
Collaboration revenue - related party	23,209	7,420	15,789
Other revenue	8,451	634	7,817
Total revenues	31,660	8,654	23,006
Operating costs and expenses:
Cost of revenues	(55)	1,407	(1,462)
Research and development	23,917	62,564	(38,647)
Selling, general and administrative	61,997	55,983	6,014
Restructuring	(230)	—	(230)
Total operating costs and expenses	85,629	119,954	(34,325)
Loss from operations	(53,969)	(111,300)	57,331
Interest income	4,323	8,431	(4,108)
Other income (expense), net	(6)	15	(21)
Net loss	$(49,652)	$(102,854)	$53,202

Product Revenue, Net

During the three months ended June 30, 2024, we recognized $0.6 million of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during the period. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024, and withdrew the NDA for ZULRESSO in April 2025.

Collaboration Revenue - Related Party

During the three months ended June 30, 2025 and 2024, we recognized $23.2 million and $7.4 million, respectively, of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen records for ZURZUVAE.

Other Revenue

During the three months ended June 30, 2025 and 2024, we recognized $8.1 million and $0.6 million of other revenue related to the supply of zuranolone API under our agreement with Shionogi.

During the three months ended June 30, 2025, we recognized $0.4 million of other revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the three months ended June 30, 2024, we did not recognize any other revenue under the Biogen Collaboration Agreement.

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

Cost of Revenues

During the three months ended June 30, 2025, cost of revenues was $(0.1) million and was made up of our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report) and a one-time reversal of previously accrued regulatory expenses. There was zero cost of revenues recorded for the shipment of API to Shionogi as we used existing materials previously expensed as research and development.

During the three months ended June 30, 2024, cost of revenues was $1.4 million, and was made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. During the three months ended June 30, 2024, cost of revenues also included our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement.

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and therefore a portion of such costs are excluded from the cost of revenues for the three months ended June 30, 2024. Our cost of revenues for ZULRESSO as a percentage of net product revenue remained in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We utilized zero-cost inventory with respect to ZULRESSO until we discontinued commercial availability.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$3,388	$(535)	$3,923
SAGE-319	2,945	2,127	818
SAGE-324	(1,571)	4,982	(6,553)
dalzanemdor	(1,970)	14,805	(16,775)
Other research and development programs	5,754	9,992	(4,238)
Unallocated expenses	12,384	28,400	(16,016)
Stock-based compensation	3,082	6,118	(3,036)
Net reimbursement from Biogen	(95)	(3,325)	3,230
	$23,917	$62,564	$(38,647)

Research and development expenses for the three months ended June 30, 2025 were $23.9 million, compared to $62.6 million for the three months ended June 30, 2024. The decrease of $38.6 million was primarily due to the following:

•
an increase of $3.9 million in expenses for development of ZURZUVAE, primarily due to a credit provided to Biogen for manufacturing-related expenses previously expensed as research and development and reimbursed to us under the Biogen Collaboration Agreement for API that was sold to Shionogi in the second quarter of 2025;
•
a decrease of $6.6 million in expenses for development of SAGE-324, primarily due to the completion of one phase 2 clinical trial and the cancellation of a phase 3 clinical trial in the third quarter of 2024;
•
a decrease of $16.8 million in expenses for development of dalzanemdor, primarily due to the completion of two phase 2 clinical trials in the second quarter of 2024 and completion of an additional phase 2 clinical trial and cancellation of a phase 3 clinical trial in the fourth quarter of 2024;
•
a decrease of $4.2 million in expenses for other research and development programs, primarily due to a decrease in work on early-stage research and clinical programs as a result of the 2024 Restructuring;
•
a decrease of $16.0 million in unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of the 2024 Restructuring;
•
a decrease of $3.0 million in stock-based compensation expenses, primarily due to the reduction of headcount as a result of the 2024 Restructuring and final vesting of a retention RSU in the first quarter of 2025; and
•
a decrease of $3.2 million in the net reimbursement from Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended June 30, 2025, the amount of net reimbursement was $0.1 million for zuranolone, no reimbursement for SAGE-324, and $(0.2) million for costs that are reimbursable and included in unallocated expenses. For the three months ended June 30, 2024, the amount of net reimbursement was $(0.3) million for zuranolone, $2.5 million for SAGE-324, and $1.1 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in SAGE-324 expense for both us and Biogen resulting from the completion or cancellation of clinical trials in the third quarter of 2024.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Personnel-related	$21,761	$23,198	$(1,437)
Stock-based compensation	5,651	11,049	(5,398)
Professional fees	17,624	10,933	6,691
Other	10,519	9,784	735
Net reimbursement to Biogen	6,442	1,019	5,423
	$61,997	$55,983	$6,014

Selling, general and administrative expenses for the three months ended June 30, 2025 were $62.0 million, compared to $56.0 million for the three months ended June 30, 2024. The increase of $6.0 million was primarily due to the following:

•
a decrease of $5.4 million in stock-based compensation expense, primarily due to the reduction of headcount as a result of our 2024 Restructuring and final vesting of a retention RSU in the first quarter of 2025;
•
an increase of $6.7 million in professional fees expense, primarily due to higher expenses associated with our strategic alternatives review process and ongoing litigation; and
•
an increase of $5.4 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the three months ended June 30, 2025, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $6.2 million for external costs. For the three months ended June 30, 2024, the amount of net reimbursement from us to Biogen was $(0.1) million for personnel-related costs and $1.1 million for external costs. The primary reason for the increase in net reimbursement was an increase in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the three months ended June 30, 2025 and 2024 were $4.3 million and $8.4 million, respectively. The primary reason for the decrease was the smaller investment balance during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Product revenue, net	$—	$2,289	$(2,289)
Collaboration revenue - related party	37,036	13,633	23,403
Other revenue	8,688	634	8,054
Total revenues	45,724	16,556	29,168
Operating costs and expenses:
Cost of revenues	600	2,676	(2,076)
Research and development	46,676	134,297	(87,621)
Selling, general and administrative	119,589	108,556	11,033
Restructuring	283	—	283
Total operating costs and expenses	167,148	245,529	(78,381)
Loss from operations	(121,424)	(228,973)	107,549
Interest income	9,546	17,634	(8,088)
Other income, net	12	2	10
Net loss	$(111,866)	$(211,337)	$99,471

Product Revenue, Net

During the six months ended June 30, 2024, we recognized $2.3 million of net product revenue related to sales of ZULRESSO. Sales allowances and accruals consisted of chargebacks, discounts, distribution fees, rebates and patient financial assistance, and were not significant during the period. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024.

Collaboration Revenue - Related Party

During the six months ended June 30, 2025 and 2024, we recognized $37.0 million and $13.6 million, respectively, of collaboration revenue - related party for our share of Biogen’s net ZURZUVAE sales to customers in the U.S. under the Biogen Collaboration Agreement. To record our share of collaboration revenue – related party from the sales of ZURZUVAE, we utilize certain information from Biogen, including information regarding revenue from the sale of the product and associated reserves. Reported collaboration revenue - related party is 50% of the net sales Biogen records for ZURZUVAE.

Other Revenue

During the six months ended June 30, 2025 and 2024, we recognized $8.1 million and $0.6 million, respectively, of other revenue related to the supply of zuranolone API under our agreement with Shionogi.

During the six months ended June 30, 2025, we recognized $0.6 million of other revenue related to providing development and regulatory support to Biogen in the Biogen Territory under the Biogen Collaboration Agreement. During the six months ended June 30, 2024, we did not recognize any other revenue under the Biogen Collaboration Agreement.

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

Cost of Revenues

During the six months ended June 30, 2025, cost of revenues was $0.6 million and was made up of our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement (for further discussion regarding our collaboration agreement with Biogen and the accounting for collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies; and Note 7, Collaboration Agreements in the Notes to Condensed Consolidated Financial Statements, appearing in Part I, Item 1 of this Quarterly Report) and a one-time reversal of accrued regulatory expense. There was zero cost of revenues recorded for the shipment of API to Shionogi as we used existing materials previously expensed as research and development.

During the six months ended June 30, 2024, cost of revenues was $2.7 million, and was made up of direct and indirect costs related to the manufacturing and distribution of ZULRESSO, including third-party manufacturing costs, packaging services, freight, third-party royalties payable on our net product revenue of ZULRESSO and amortization of intangible assets associated with ZULRESSO. Cost of revenues may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. During the six months ended June 30, 2024, cost of revenues also included our proportionate share of ZURZUVAE manufacturing costs in the U.S. under the Biogen Collaboration Agreement.

Prior to receiving FDA approval for ZULRESSO in March 2019, we manufactured ZULRESSO inventory to be sold upon commercialization and recorded $8.9 million related to this inventory build-up as research and development expense. As a result, the manufacturing costs related to the ZULRESSO inventory build-up incurred before FDA approval were already expensed in a prior period and therefore a portion of such costs are excluded from the cost of revenues for the six months ended June 30, 2024. Our cost of revenues for ZULRESSO as a percentage of net product revenue remained in the high-single digit to low-double digits percentage range for the duration of ZULRESSO’s commercial availability. We utilized zero-cost inventory with respect to ZULRESSO until we discontinued commercial availability.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
zuranolone (ZURZUVAE)	$3,887	$518	$3,369
SAGE-319	4,295	3,080	1,215
SAGE-324	(2,600)	12,880	(15,480)
dalzanemdor (SAGE-718)	(1,979)	38,373	(40,352)
Other research and development programs	11,307	20,605	(9,298)
Unallocated expenses	26,962	56,739	(29,777)
Stock-based compensation	5,138	11,084	(5,946)
Net reimbursement from Biogen	(334)	(8,982)	8,648
	$46,676	$134,297	$(87,621)

Research and development expenses for the six months ended June 30, 2025 were $46.7 million, compared to $134.3 million for the six months ended June 30, 2024. The decrease of $87.6 million was primarily due to the following:

•
an increase of $3.4 million in expenses for development of ZURZUVAE primarily due to a credit provided to Biogen for manufacturing-related expenses previously expensed as research and development and reimbursed to us under the Biogen Collaboration Agreement for API that was sold to Shionogi in the second quarter of 2025;
•
a decrease of $15.5 million in expenses for development of SAGE-324, primarily due to the completion of one phase 2 clinical trial and the cancellation of a phase 3 clinical trial in the third quarter of 2024;
•
a decrease of $40.4 million in expenses for development of dalzanemdor, primarily due to the completion of two phase 2 clinical trials in the second quarter of 2024 and completion of an additional phase 2 clinical trial and cancellation of a phase 3 clinical trial in the fourth quarter of 2024;
•
a decrease of $9.3 million in expenses for other research and development programs, primarily due to a decrease in work on early-stage research and clinical programs as a result of the 2024 Restructuring;
•
a decrease of $29.8 million in unallocated expenses, primarily due to the reduction of headcount and associated overhead as a result of the 2024 Restructuring;
•
a decrease of $5.9 million in stock-based compensation expenses, primarily due to the reduction of headcount as a result of the 2024 Restructuring and final vesting of a retention RSU in the first quarter of 2025; and
•
a decrease of $8.6 million in the net reimbursement from Biogen to us pursuant to the Biogen Collaboration Agreement. For the six months ended June 30, 2025, the amount of net reimbursement was $0.3 million for zuranolone and $0.1 million for costs that are reimbursable and included in unallocated expenses. For the six months ended June 30, 2024, the amount of net reimbursement was $0.2 million for zuranolone, $6.4 million for SAGE-324, and $2.3 million for costs that are reimbursable and included in unallocated expenses. The primary reason for the decrease in net reimbursement was the decrease in SAGE-324 expense for both us and Biogen resulting from the completion or cancellation of clinical trials in the third quarter of 2024.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Personnel-related	$45,410	$46,556	$(1,146)
Stock-based compensation	10,522	19,781	(9,259)
Professional fees	32,541	22,106	10,435
Other	19,888	16,788	3,100
Net reimbursement to Biogen	11,228	3,325	7,903
	$119,589	$108,556	$11,033

Selling, general and administrative expenses for the six months ended June 30, 2025 were $119.6 million, compared to $108.6 million for the six months ended June 30, 2024. The increase of $11.0 million was primarily due to the following:

•
a decrease of $9.3 million in stock-based compensation expense, primarily due to the reduction of headcount as a result of our restructuring in the fourth quarter of 2024 and final vesting of a retention RSU in the first quarter of 2025;
•
an increase of $10.4 million in professional fees expense, primarily due to higher expenses associated with our strategic alternatives review process and ongoing litigation;
•
an increase of $3.1 million in other expense, primarily due to higher commercial spend; and

•
an increase of $7.9 million in the net reimbursement from us to Biogen pursuant to the Biogen Collaboration Agreement. For the six months ended June 30, 2025, the amount of net reimbursement from us to Biogen was $0.7 million for personnel-related costs and $10.5 million for external costs. For the six months ended June 30, 2024, the amount of net reimbursement from us to Biogen was $0.1 million for personnel-related costs and $3.3 million for external costs. The primary reason for the increase in net reimbursement was an increase in the collaboration costs incurred by Biogen related to commercialization efforts of ZURZUVAE.

Interest Income, Net and Other Income, Net

Interest income, net, and other income, net, for the six months ended June 30, 2025 and 2024 were $9.6 million and $17.6 million, respectively. The primary reason for the decrease was the smaller investment balance during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

We began to generate revenue from product sales in the second quarter of 2019 in conjunction with the commercial launch of our product ZULRESSO for the treatment of PPD in the U.S. We began to generate collaboration revenue from product sales of ZURZUVAE for the treatment of women with PPD in the U.S. in December 2023. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under the Biogen Collaboration Agreement. As of June 30, 2025, we had an accumulated deficit of $3.1 billion. On December 31, 2020, we completed the sale of 6,241,473 shares of our common stock in a private placement to BIMA at a price of approximately $104.14 per share, resulting in aggregate gross proceeds of $650.0 million. In January 2024, we received a $75.0 million milestone payment from Biogen as a result of the first commercial sale of ZURZUVAE for the treatment of women with PPD in the U.S. in the fourth quarter of 2023. From our inception through June 30, 2025, we have received aggregate net proceeds of $2.8 billion from the sales of redeemable convertible preferred stock prior to our initial public offering, the issuance of convertible notes, and the sales of common stock in our initial public offering in July 2014, follow-on offerings and in the sale of shares of our common stock to Biogen in connection with the Biogen Collaboration Agreement, which we refer to as the Biogen Equity Purchase. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi.

In September 2024, we entered into a Sales Agreement, or the ATM Sales Agreement, with TD Securities (USA) LLC, as sales agent, or TD Cowen, with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million, from time to time through TD Cowen. Upon our entry into the ATM Sales Agreement, we terminated our prior sales agreement with Cowen and Company, LLC, an affiliate of TD Cowen, dated November 7, 2023, or the Original Sales Agreement. At the time of such termination, $241.7 million out of an aggregate of $250.0 million of shares remained unsold under the Original Sales Agreement. During the three and six months ended June 30, 2025, we did not sell any shares under the ATM Sales Agreement. During the three and six months ended June 30, 2024, the Company sold an aggregate of 700,000 shares under the Original Sales Agreement at an average price per share of $11.90 and received gross proceeds of approximately $8.3 million, before deducting commissions, underwriting discounts, and offering costs of $0.3 million. As of June 30, 2025, $250.0 million of shares remained available for issuance and sale under the ATM Sales Agreement.

As of June 30, 2025, our primary sources of liquidity were our cash, cash equivalents and marketable securities, which totaled $365.6 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and municipal securities, and our primary objectives are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

The following table summarizes the primary sources and uses of cash for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(140,418)	$(118,269)
Investing activities	126,801	139,050
Financing activities	83	9,628
	$(13,534)	$30,409

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities primarily resulted from our net loss of $111.9 million, which was primarily attributable to our research and development activities and our selling, general and administrative expenses, along with changes in our operating assets and liabilities of $42.7 million, partially offset by $14.2 million of non-cash items.

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

Investing Activities

During the six months ended June 30, 2025 and 2024, net cash provided by investing activities was $126.8 million and $139.1 million, respectively. During the six months ended June 30, 2025 and 2024, we purchased marketable securities and had sales and maturities of our marketable securities as part of managing our cash and investments portfolio.

Financing Activities

During the six months ended June 30, 2025 and 2024, net cash provided by financing activities was $0.1 million and $9.6 million, respectively. The decrease was primarily due to lower gross proceeds from the sale of our common stock under the Original Sales Agreement of $8.3 million during the six months ended June 30, 2024.

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

Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2025, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed.

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

Our future capital requirements will depend on many factors, including:

•
the proposed acquisition of our company by Supernus, including legal and financial advisory fees and other transaction costs incurred in connection with the acquisition, certain of which are payable by us whether or not the transaction is completed, including a potential termination fee that could become payable in connection with the termination of the Merger Agreement under specified circumstances;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash, cash equivalents and marketable securities of $365.6 million as of June 30, 2025. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded, based upon the evaluation described above, that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of us, against sixteen of our current and former officers and directors, or the Zhu Derivative Litigation. Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

On May 13, 2025, plaintiff shareholder Jurgen Matton commenced derivative litigation in the Southern District of New York, purportedly on behalf of us, against sixteen of our current and former officers and directors, or the Matton Derivative Litigation. Based significantly on the allegations underlying the Securities Class Action, the Matton Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On May 22, 2025, plaintiff shareholder Joseph Pizzelanti commenced derivative litigation in the Southern District of New York, purportedly on behalf of us, against sixteen of our current and former officers and directors, or the Pizzelanti Derivative Litigation. Based significantly on the allegations underlying the Securities Class Action, the Pizzelanti Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On June 20, 2025, we, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation, or the Consolidated Derivative Litigation. We anticipate that all papers filed in connection with the Consolidated Derivative Litigation will be maintained under In re Sage Therapeutics, Inc. Derivative Litigation, Lead Case No. 1:25-cv-02498-JAV. We deny any allegations of wrongdoing and intend to vigorously defend against the Consolidated Derivative Litigation.

At this time, we are unable to predict the outcome of the Securities Class Action, the SEC investigation, or the Consolidated Derivative Litigation, or reasonably estimate a range of possible losses.

In addition, as of July 29, 2025, two complaints have been filed in state court by purported stockholders of ours regarding the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 13, 2025, by and among us, Supernus Pharmaceuticals, Inc., a Delaware corporation, and Saphire, Inc., a Delaware corporation. On July 8, 2025, a purported stockholder of ours filed a complaint against us and each member of our Board of Directors, or the Board, in the Supreme Court of the State of New York, County of New York, captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025, or the Taylor Complaint. On July 9, 2025, a purported stockholder of ours filed a complaint against us and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025. We reference Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 and the Taylor Complaint collectively as the Merger Complaints.

The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the U.S. Securities and Exchange Commission, or the SEC, on July 2, 2025, together with the exhibits and annexes thereto, or the Schedule 14D-9, omitted certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement, or the Transactions, (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. We have also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints.

While we believe that the disclosures set forth in the Schedule 14D-9 comply fully with all applicable law and deny the allegations in the Merger Complaints, in order to (i) moot the plaintiffs’ disclosure claims and similar claims asserted in certain demand letters received from other purported stockholders of ours, (ii) avoid nuisance and possible expense and business delays, and (iii) provide additional information to our stockholders, we determined to voluntarily supplement certain disclosures in the Schedule 14D-9 related to plaintiffs’ and purported stockholders’ claims with the supplemental disclosures set forth in our amendment to the Schedule 14D-9, filed on July 21, 2025, or the Supplemental Disclosures. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

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

Risks Related to our Pending Acquisition by Supernus Pharmaceuticals, Inc.

We may not complete the pending transaction with Supernus Pharmaceuticals, Inc. within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On June 13, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Supernus Pharmaceuticals, Inc., or Supernus, a Delaware corporation, and Saphire, Inc., or Purchaser, a Delaware corporation and a wholly owned subsidiary of Supernus. Pursuant to the Merger Agreement, on July 2, 2025, Purchaser commenced a tender offer to purchase all of the outstanding shares of our common stock, or the Shares, for $8.50 per Share, net to the seller in cash, without interest and subject to any withholding of taxes, or the Closing Amount, plus one nontransferable contractual contingent value right, or CVR, per Share, which represents the right to receive up to $3.50 per Share upon the satisfaction of specified milestones, net to the seller in cash, without interest and subject to any withholding of taxes, pursuant to the CVR Agreement (as defined in the Merger Agreement), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated July 2, 2025, as amended or supplemented from time to time, and in the related Letter of Transmittal, as amended or supplemented from time to time, or together, the Offer. The initial expiration date of the Offer is one minute after 11:59 p.m., Eastern Time, on July 30, 2025, unless extended or earlier terminated as permitted by the Merger Agreement.

The Merger Agreement provides, among other things, that if the Offer is consummated, as soon as practicable (and in no event later than one (1) business day) following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, and in accordance with the relevant provisions of the Delaware General Corporation Law, or the DGCL, and other applicable legal requirements, Purchaser will be merged with and into us, or the Merger, the separate existence of Purchaser will cease and we will continue as the surviving corporation in the Merger, becoming a wholly owned subsidiary of Supernus. As a result of the Merger, we will cease to be a publicly traded company.

The consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (i) there being validly tendered (and not validly withdrawn) Shares that, considered together with all other Shares (if any) beneficially owned by Supernus and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer, or the Minimum Condition; provided, however, that for purposes of determining whether the Minimum Condition has been satisfied, the parties shall exclude Shares tendered in the Offer pursuant to guaranteed delivery procedures that have not yet been “received” (as such term is defined in Section 251(h)(6)(f) of the DGCL); (ii) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period expired on July 25, 2025; (iii) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary materiality standards, thresholds and exceptions; (iv) our compliance with, or performance of, in all material respects, our covenants and agreements contained in the Merger Agreement; (v) there having not occurred any Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) other customary conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer and Merger is not subject to a financing condition.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature, including with respect to the operations of our business between signing and closing, governmental filings and approvals and other matters.

We have incurred, and will continue to incur significant costs and expenses, including legal and financial advisory fees and other transaction costs, and certain of these costs are payable by us whether or not the proposed transaction is completed.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay Supernus a termination fee of $22,376,056 if the

Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, suppliers, vendors, and other business partners. For example, failure to complete the transaction could substantially disrupt our ZURZUVAE commercialization efforts if we have to complete another restructuring to reduce costs, pursue fundraising efforts, or otherwise make substantial changes to our business plans and strategies. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities that may impose conditions that could adversely affect us or cause the Merger to be delayed or abandoned.

The consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (i) the Minimum Condition; provided, however, that for purposes of determining whether the Minimum Condition has been satisfied, the parties shall exclude Shares tendered in the Offer pursuant to guaranteed delivery procedures that have not yet been “received” (as such term is defined in Section 251(h)(6)(f) of the DGCL); (ii) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or terminated; (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary materiality standards, thresholds and exceptions; (iv) our compliance with, or performance of, in all material respects its covenants and agreements contained in the Merger Agreement; (v) there having not occurred any Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) other customary conditions set forth in the Merger Agreement. The consummation of the Offer and Merger is not subject to a financing condition.

We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger. Any requirements or restrictions imposed by regulatory authorities or any failure to satisfy the other conditions for the Merger may prevent or delay completion of the Merger or may reduce the anticipated benefits of the Merger.

The pendency of the transaction with Supernus and Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with Supernus and Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations.

Uncertainty as to our future could also adversely affect our business and our relationship with collaborators, suppliers, vendors, and other business partners. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

We are and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. As of July 29, 2025, two complaints have been filed in state court by purported stockholders of ours relating to the Merger Agreement. On July 8, 2025, a purported stockholder of ours filed a complaint against us and each member of our Board of Directors, or the Board, in the Supreme Court of the State of

New York, County of New York, captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025, or the Taylor Complaint. On July 9, 2025, a purported stockholder of ours filed a complaint against us and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025. We refer to Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 and the Taylor Complaint collectively as the Merger Complaints.

The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the U.S. Securities and Exchange Commission, or the SEC, on July 2, 2025, together with the exhibits and annexes thereto, or the Schedule 14D-9, omitted certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement, or the Transactions, (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. We have also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints.

While we believe that the disclosures set forth in the Schedule 14D-9 comply fully with all applicable law and deny the allegations in the Merger Complaints, in order to (i) moot the plaintiffs’ disclosure claims and similar claims asserted in certain demand letters received from other purported stockholders of ours, (ii) avoid nuisance and possible expense and business delays, and (iii) provide additional information to our stockholders, we determined to voluntarily supplement certain disclosures in the Schedule 14D-9 related to plaintiffs’ and purported stockholders’ claims with the supplemental disclosures set forth in our amendment to the Schedule 14D-9, filed on July 21, 2025, or the Supplemental Disclosures. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

The outcome of all litigation, including the matters described above, is uncertain and we may not be successful in defending against these claims or any other lawsuits brought against us even if they are without merit. Regardless of the outcome of these lawsuits or any other lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected time frame, which may adversely affect our business, financial position and/or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after consummation of the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each holder of Shares will be entitled to receive the Closing Amount plus one CVR, which represents the right to receive up to $3.50 per Share upon the satisfaction of specified milestones described further below, net to the seller in cash, without interest and subject to any withholding of taxes, pursuant to a Contingent Value Rights Agreement governing the terms of the CVRs in the form attached to the Merger Agreement, or the CVR Agreement. The CVRs are not transferable except under certain limited circumstances, will not be evidenced by a certificate or other instrument and will not be registered or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in us, Supernus, or Purchaser, or any of our respective affiliates.

Each CVR represents the right to receive (i) $0.50 upon the first commercial sale in Japan after regulatory approval in Japan to a third-party customer of the pharmaceutical product that, as of the date of the CVR Agreement, is marketed in the U.S. under the name ZURZUVAE and is the subject of the current regulatory filing (including any amended filings based thereon) by Shionogi & Co., Ltd., inclusive of its affiliates, our collaboration partner in Japan, for the treatment of Major Depressive Disorder on or prior to June 30, 2026; (ii) $1.00 upon achievement of Net Sales (as defined in the CVR Agreement) of ZURZUVAE equal to or exceeding $250,000,000 in the U.S. during a calendar year on or prior to December 31, 2027; (iii) $1.00 upon achievement of Net Sales of ZURZUVAE equal to or exceeding $300,000,000 in the U.S. during a calendar year on or prior to December 31, 2028; and (iv) $1.00 upon achievement of Net Sales of ZURZUVAE equal to or exceeding $375,000,000 in the U.S. during a calendar year on or prior to December 31, 2030. If more than one milestone is achieved during any twelve-month period, all milestone payments corresponding to such achieved milestones shall be payable.

If the Merger is consummated, there can be no assurance that the milestones in the CVR Agreement will be achieved by their corresponding deadline dates, and the CVRs could expire valueless.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains customary non-solicitation restrictions, which prohibit our solicitation of proposals relating to alternative transactions and restrict our ability to furnish information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to customary exceptions in the event of an acquisition proposal that our Board determines constitutes or could reasonably be expected to lead to a Superior Offer (as defined in the Merger Agreement). It is possible that these or other restrictions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

In certain instances, the Merger Agreement requires us to pay a termination fee to Supernus, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Supernus a termination fee of $22,376,056 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including in order to enter into an acquisition agreement that our Board has determined constitutes a Superior Offer (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, our relationships or our financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Supernus.

We have incurred, and will continue to incur significant costs and expenses, including legal and financial advisory fees and other transaction costs, in connection with the pending transaction. We must pay certain of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or timing of these costs and expenses.

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

On January 10, 2025, we received an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen for $7.22 per share, or the Biogen Proposal. On January 27, 2025, we announced that our Board had initiated a process to explore strategic alternatives, and further announced that our Board unanimously rejected the Biogen Proposal. On January 16, 2025, we commenced litigation against Biogen Inc. and Biogen MA Inc., or together with Biogen Inc., Biogen, in the Delaware Court of Chancery seeking declaratory, injunctive and other relief. In our complaint, we alleged that Biogen breached the standstill provision in the stock purchase agreement we entered into with Biogen on November 27, 2020, or the Biogen Stock Purchase Agreement, by making an unsolicited acquisition proposal and related public disclosures. On this basis, we also sought a temporary restraining order enjoining Biogen from future breaches of the standstill provision. At a hearing held on January 28, 2025, the Delaware Court of Chancery granted our motion for a temporary restraining order against Biogen MA Inc., and entered an implementing order on January 30, 2025, or the TRO Order. Pursuant to the TRO Order, unless consented to by Sage in writing or otherwise ordered by the court, Biogen MA Inc. and its directors, officers, agents, employees, attorneys, representatives, persons in active concert or participation with it, and anyone acting under its direction or control are enjoined from taking any action inconsistent with the contractual prohibitions in the Biogen Stock Purchase Agreement against (i) making a public acquisition proposal, (ii) making a private acquisition proposal that is reasonably expected to require public disclosure, or (iii) publicly encouraging any acquisition proposal, or collectively, the Order Terms. Subsequently, Sage and Biogen agreed to resolve the action without need for further litigation and on March 6, 2025, the Delaware Court of Chancery entered a final permanent injunction to enforce the Order Terms.

Our rejection of the Biogen Proposal and our enforcement of the terms of the Biogen Stock Purchase Agreement may adversely impact our relationship with Biogen, including our efforts to commercialize ZURZUVAE for the treatment of women with PPD. We cannot be certain that our efforts to date with Biogen, including regarding sales force coordination, engagement with payors, and education efforts related to PPD, will not be adversely impacted or that Biogen will continue to make investments related to ZURZUVAE. Any disruption of our relationship with Biogen under our collaboration agreement with Biogen may have an adverse impact on sales of ZURZUVAE, which may in turn materially adversely affect our business, results of operations, financial condition and prospects.

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

For example, we discontinued commercial availability of our product ZULRESSO® (brexanolone) CIV injection in the U.S. as of December 31, 2024, and withdrew the NDA for ZULRESSO in April 2025. ZULRESSO was first made commercially available in the U.S. in June 2019. Since launch, our revenues from sales of ZULRESSO were negatively impacted by significant barriers arising from the complex requirements for treatment and, more recently, by the introduction of ZURZUVAE for the treatment of women with PPD. These requirements created significant barriers to treatment with ZULRESSO for women with PPD.

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
•
we or our collaborators ultimately may not be able to demonstrate, to the satisfaction of regulatory authorities, that our product candidates are safe and that the benefits outweigh the safety risks, and the applicable regulatory authorities may not approve the product candidate;

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
•
delays, resource constraints, and other disruptions at regulatory authorities may slow the time necessary for new drugs to be reviewed and/or approved; or
•
regulatory authorities may change their approval policies or adopt new regulations.

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

Any of these factors, many of which are beyond our control, could jeopardize or delay our or our collaborators’ ability to obtain regulatory approval for product candidates and successfully market approved products. Even if we or our collaborators receive marketing approval for any of our product candidates, regulatory or other governmental authorities may still impose significant restrictions, including restrictions on the indicated use or marketing, or may impose ongoing requirements for potentially costly post-approval studies. For example, the FDA imposed post-approval obligations in connection with the approval of ZURZUVAE. For ZURZUVAE, the FDA required two post-marketing studies: a pharmacokinetic and safety study in adolescent females who have completed puberty and an embryofetal toxicity study in a second species. We completed the embryofetal toxicity study in a second species and submitted the results to the FDA in February 2025. In addition, we completed the pharmacokinetic and safety study in adolescent females who have completed puberty and submitted the results to the FDA in June 2025. We may not be able to fulfill the obligations of these studies in accordance with the FDA’s requirements, or at all. The FDA recommended controlled substance scheduling with respect to ZURZUVAE under the CSA, which ultimately received a Schedule IV classification from the DEA. The FDA may recommend scheduling with respect to any of our current or future product candidates, if approved. In such event, as was the case with ZURZUVAE and ZULRESSO, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process would delay our ability to market any product candidate that is successfully developed and approved. In addition, the scheduling designation itself could impact the commercialization and market opportunity for any product candidate that is successfully developed and approved.

We may seek priority review of future NDA submissions with the FDA, if our development efforts with respect to any of our product candidates are successful, but the FDA may not grant priority review. Even if the FDA grants priority review for an NDA, the FDA may not meet the applicable review timelines or may elect to extend the time frame for their review. Delays, resource constraints, and other disruptions at the FDA and other authorities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business.

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

There is no precise method of establishing in any geography over any period of time the actual number of patients with the diseases and disorders for which our products are indicated and our product candidates are targeted. With respect to any indications for which we have developed, are developing, or plan to develop products and product candidates, we estimate the prevalence of the disease or disorder, and our estimates as to prevalence, including the assumptions we apply in determining our estimates, may not be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. For example, our estimates of the prevalence of PPD are higher than estimates reported in some of the published literature and results obtained from certain studies analyzing claims databases and include women who have symptoms of PPD but have not been formally diagnosed with PPD or may not meet all of the diagnostic criteria. We believe these differences may be the result of variations in analytical methodologies and possibly under-diagnosis of PPD as a result of inadequate screening and under-reporting and some patients being reluctant to seek treatment in clinical practice. The actual number of women with PPD or any other indication for which we are pursuing or may elect to pursue development of our product candidates may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, any approved product that we develop may only be indicated for or prescribed to and used by a subset of patients with the relevant disease or disorder. Our assumptions and estimates about the potential markets for ZURZUVAE for the treatment of women with PPD and our other current and future product candidates in the indications we are pursuing or may pursue may not be accurate. In the event the number of patients with the diseases and disorders we or our collaborators are studying is significantly lower than we expect, we or our collaborators may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for any approved product for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to the level and timing of revenues or profits.

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

The results from non-clinical animal models may not be replicated in clinical trials, including, for example, in future clinical trials of SAGE-319 or any of our other product candidates. Many product candidates with promising non-clinical profiles, including many targeting CNS disorders, have failed to demonstrate similar safety, non-toxicity and efficacy in humans.

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

We or our collaborators may never seek or receive regulatory approval to market any of our products or product candidates outside of the U.S. or receive pricing and reimbursement approval outside the U.S. at acceptable levels or at all.

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

We or our collaborators could face heightened risks with respect to seeking marketing approval in the United Kingdom, or UK, as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our or their product candidates, which could significantly and materially harm our business.

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

The inability of us or our collaborators to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for ZURZUVAE for the treatment of women with PPD, and any other approved products that we develop, could have a material adverse effect on our operating results, our ability to successfully commercialize our products, our ability to raise capital and our overall financial condition. Even if coverage is provided, we may not be able to realize a sufficient return on our investment, including as a result of restrictions on the type of coverage that is achieved or because we are unable to establish or maintain sufficient pricing.

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

The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. For example, the FDA required a REMS for ZULRESSO. Any REMS required by the FDA may lead to increased costs to assure compliance with the REMS and may include additional post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. In addition, if we are unable to comply with any REMS imposed on any of our products, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations.

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

Currently, the only pharmacological therapies specifically approved for the treatment of PPD are ZURZUVAE and ZULRESSO. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024, and withdrew the NDA for ZULRESSO in April 2025. ZURZUVAE currently competes with the current standard of care for PPD, which commonly consists of psychotherapy; however, patients with moderate or severe symptoms of PPD are often prescribed antidepressant medications such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin and norepinephrine reuptake inhibitors, or SNRIs. ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD. For example, LPCN 1154, an oral formulation of the neuroactive steroid brexanolone, is under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for potential approval of an abbreviated NDA by the FDA. In June 2025, Lipocine announced the first patient was dosed in their ongoing Phase 3 clinical trial for LPCN 1154, which is designed to evaluate the safety and efficacy of LPCN 1154 in women with PPD. Also, DuKang Pharmaceuticals, Inc., has initiated a Phase 2 clinical trial evaluating NORA520 for the treatment of severe PPD, and Brii Biosciences is developing BRII-296, an intramuscular formulation of brexanolone, for the treatment of PPD. In addition, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., GH Research PLC, and Reunion Neuroscience, Inc. have each reported product candidates in Phase 2 clinical trials for the potential treatment of PPD (HS-10353, GH001, and RE104, respectively).

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

We and our collaboration partner Biogen achieved regulatory approval in the U.S. of ZURZUVAE for the treatment of adults with PPD and launched ZURZUVAE for that indication. Our collaboration with Biogen may not lead to the successful commercialization of ZURZUVAE in the U.S. or successful development and commercialization of zuranolone in Biogen’s ex-U.S. territory. In the third quarter of 2023, our collaboration partner, Shionogi, filed an NDA in Japan for zuranolone for the treatment of MDD; however, Shionogi may not be successful in obtaining regulatory approval for zuranolone for the treatment of MDD, or if approved, may not be successful in commercializing zuranolone in Japan. Our existing and future collaborations, if any, also may not lead to the successful development and commercialization of ZURZUVAE in other indications or territories or of any other product candidates. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. The efforts under our existing collaborations may not be successful and we may never meet applicable milestones or actually receive any additional milestone payments, profit-share revenue or royalty payments from Biogen or Shionogi. For example, while ZURZUVAE was approved for the treatment of adults with PPD in the U.S., the FDA issued a CRL to the NDA for zuranolone for the treatment of MDD in the U.S. Because we and Biogen have agreed not to pursue further development for zuranolone for the treatment of MDD in the U.S., we will not receive the $150.0 million milestone payment for the first commercial sale of ZURZUVAE for the treatment of MDD in the U.S. In addition, our collaborators may decide to terminate their collaboration with us. For example, in September 2024, after we and Biogen decided to discontinue development of SAGE-324 in essential tremor, Biogen notified us of its termination of our collaboration agreement solely with respect to SAGE-324 on a worldwide basis, effective February 17, 2025. We are evaluating next steps, if any, for other potential indications of SAGE-324, including seizures in DEEs. We may choose not to further develop SAGE-324 in this or any other indication. Additional risks and uncertainties relating to our collaboration with Biogen are set forth in the Risk Factor above captioned “Our rejection of an unsolicited, non-binding acquisition proposal from Biogen to acquire all of our outstanding shares not owned by Biogen may have a material adverse effect on our business.”

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

Nevertheless, we and our collaborators are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our collaborators, clinical investigators, and our CROs are required to comply with regulations and guidelines, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any product candidates in clinical development or where clinical trials are being conducted. If we or our CROs or CMOs fail to comply with these regulations or if the quality or accuracy of the clinical data obtained is compromised due to the failure to adhere to our clinical protocols or other regulatory requirements or for other reasons, and we and our collaborators are unable to rely on clinical data collected, we and our collaborators may be required to repeat clinical trials or extend the duration of, or increase the size of, our clinical trials, or we may not be able to rely on the results of our clinical trials. This would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties. If any of our relationships with third-party CROs terminate or if a CRO needs to be replaced, we may not be able to enter into arrangements with alternative CROs in a timely manner or at all. Any of these issues could significantly delay or prevent regulatory approval of our product candidates and require significantly greater expenditures. In such an event, we believe that our financial results might be harmed, our costs could increase and our ability to generate revenue from products beyond ZURZUVAE could be delayed.

Our future success depends on our ability to attract, retain and motivate qualified personnel.

To accomplish our objectives, we require a strong management team with expertise in research and development, clinical development and commercialization. Although we have entered into employment agreements with each of our executive officers, each of them is employed “at will” and may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in light of the pending transaction with Supernus. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in commercializing approved products or in conducting clinical trials or in obtaining regulatory approval may make it more challenging to recruit and retain qualified personnel. If we are unable to continue to attract and retain high quality personnel, our development efforts, commercialization activities, business, financial condition, results of operations and growth prospects could be adversely affected.

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

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In the U.S., recent legislative and administrative policies and proposals signal a desire to lower drug prices. As a result, we or our collaborators outside the U.S. in the future may be limited in the prices we are able to charge for our products in the U.S. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our collaborators and the potential profitability of our products in those countries would be negatively affected.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing ZURZUVAE or any of our product candidates that are successfully developed and approved.

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

There have been, and likely will continue to be, legislation and legislative, administrative and regulatory proposals in the U.S., both at the federal and state level, and in many foreign jurisdictions, aimed at reducing healthcare costs. The implementation of cost containment measures, drug pricing controls or other reforms could have an adverse effect on our revenue from the sales of ZURZUVAE or any other future products that are successfully developed and approved and may limit our ability to achieve profitability.

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

It is unclear how the IRA will be implemented. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, or PhRMA, have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. We further cannot predict with certainty what impact the IRA or any other federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. There may be additional Congressional and administrative efforts to address drug pricing.

On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. Another provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the U.S. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. HHS further indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, including as a result of regulatory reform or other developments, could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner, or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and development and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

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

We have funded our operations to date primarily through proceeds from sales of common stock, including the sale of stock to Biogen MA Inc., or BIMA; redeemable convertible preferred stock prior to our initial public offering and, to a lesser extent, the issuance of convertible notes. From our inception through June 30, 2025, we had received aggregate net proceeds of $2.8 billion from such transactions. We also received $1.0 billion in upfront payments under our collaborations with Biogen and Shionogi and received a milestone payment under the collaboration agreement with Biogen totaling $75.0 million for the first commercial sale of ZURZUVAE for the treatment of women with PPD. As of June 30, 2025, our cash, cash equivalents and marketable securities were $365.6 million. We have incurred net losses in each year since our inception, except for net income of $606.1 million for the year ended December 31, 2020, reflecting revenue recognized under a collaboration and license agreement with Biogen. Our net loss was $111.9 million for the six months ended June 30, 2025, and our accumulated deficit was $3.1 billion as of June 30, 2025.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Although we expect that our operating expenses will decrease in 2025 as compared to 2024 as a result of our pipeline prioritization and anticipated cost savings from the October 2024 corporate reorganization, we expect to continue to incur significant operating expenses, particularly as we and our collaboration partner Biogen continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD, and as we continue work to advance ongoing and future product candidates. We expect these costs will include the costs and expenses associated with our sales and marketing activities; conducting clinical trials of current and future product candidates; continuing certain research activities; outsourced manufacturing; and the impact of future decisions and activities. If we receive marketing approval of any current or future product candidate beyond ZURZUVAE and ZULRESSO for the treatment of PPD, we will incur significant additional sales, marketing and manufacturing expenses. We incur significant legal and accounting costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product revenue and/or revenue from our collaborations on a sustained basis. We began to generate revenue from product sales in the second quarter of 2019 in conjunction with launch of our product ZULRESSO, which commenced in June 2019. We discontinued commercial availability of ZULRESSO in the U.S. as of December 31, 2024, and withdrew the NDA in April 2025, and as a result will no longer generate additional revenue from ZULRESSO. We began to generate revenue from sales of ZURZUVAE in December 2023. Our ability to generate significant product and collaboration revenues from our current products and any future approved product depends on a number of factors, including, but not limited to:

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

We have incurred, and will continue to incur significant costs and expenses, including legal and financial advisory fees and other transaction costs, in connection with the pending transaction. We must pay certain of these costs and expenses whether or not the transaction is completed. In addition, under the terms of the Merger Agreement, we may be required to pay Supernus a termination fee of $22,376,056 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including in order to enter into an acquisition agreement that the Board has determined constitutes a Superior Offer (as defined in the Merger Agreement). There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Our future cash needs may increase further as a result of these costs and expenses if the transaction is not consummated.

As of June 30, 2025, our cash, cash equivalents and marketable securities were $365.6 million. Based on our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities as of June 30, 2025, together with anticipated funding from our ongoing collaborations and estimated revenues, excluding any potential milestone payments we may receive under our collaboration agreements, will support our operations to mid-2027. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to realize from our collaboration agreement for the continued commercialization of ZURZUVAE. To the extent estimated revenue levels are not realized, we may adjust our operating plan accordingly, including the deferral or reduction of planned operating expenses, as needed. Our current operating plan does not contemplate other development activities we may pursue or that all of the currently planned activities will proceed at the same pace, or that all of the activities will be fully initiated or completed during that time. We may not achieve milestones tied to cash payments to us from our collaboration partners on the timelines we expect or at all or generate anticipated revenues from sales of ZURZUVAE for the treatment of women with PPD at the levels or on the timelines we expect. We may use available capital resources sooner than we expect under our current operating plan, including as a result of unexpected events or changes in plans. We also may not achieve cost savings from our October 2024 corporate reorganization at the levels we expect. In addition, our operating plan may change. We may choose to seek additional funds through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, licensing or royalty arrangements and arrangements involving other rights or a combination of these or other approaches. In any event, we anticipate we will require additional capital to fund our operations. If current or future economic conditions impact capital markets for an extended period, or if our business prospects are impaired or the capital markets disrupted for any other reason, additional capital may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if we believe market conditions are favorable or in light of other strategic considerations.

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
the pending acquisition by Supernus;
•
the results of our commercialization efforts with respect to ZURZUVAE in the U.S. for the treatment of women with PPD, and our ability to attain and maintain commercial success;
•
developments related to the state of our collaborations;
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

In addition, we received a subpoena from the Enforcement Division of the SEC in October 2024, requesting documents and information related to our NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information.

Also, in March 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of us, against sixteen of our current and former officers and directors, or the Zhu Derivative Litigation. Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action. On June 20, 2025, we, along with other relevant parties, submitted for the Southern District of New York’s approval a consolidation of the Zhu Derivative Litigation with two other related derivative litigations, or the Consolidated Derivative Litigation.

At this time, we are unable to predict the outcome of the Securities Class Action, the SEC investigation, or the Consolidated Derivative Litigation, or reasonably estimate a range of possible losses. If any of these matters were concluded in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance, such a conclusion could have a material adverse effect on our financial condition and business. In addition, any of these matters could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

Additional legal actions and proceedings and related risks and uncertainties arising from the proposed acquisition by Supernus are discussed above in the risk factor entitled “We are and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.”

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our Board to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our Board, they would apply even if an offer rejected by our Board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

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
2.1†

Agreement and Plan of Merger, dated as of June 13, 2025, by and among Sage Therapeutics, Inc., Supernus Pharmaceuticals, Inc. and Saphire, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2025).

10.1*	Form of Cash Award Agreement under the 2024 Equity Incentive Plan

10.2*	2014 Employee Stock Purchase Plan, as amended

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

† Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

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

SAGE THERAPEUTICS, INC.

July 30, 2025	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Executive Officer, President and Director (Principal Executive Officer)

July 30, 2025	By:	/s/ Christopher Benecchi
Christopher Benecchi
Chief Operating Officer (Principal Financial and Accounting Officer)